Form 10-Q
period 2017-03-31
Farmers & Merchants Bancshares, Inc.
filed 2017-06-02
CIK 1698022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2017

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to ________________

Commission file number 000-55756

Farmers and Merchants Bancshares, Inc.

(Exact name of registrant as specified in its charter)

Maryland	81-3605835
(State or other jurisdiction of	(I. R. S. Employer Identification No.)
incorporation or organization)

4510 Lower Beckleysville Road, Suite H, Hampstead, Maryland	21074
(Address of principal executive offices)	(Zip Code)

(410) 374-1510

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,656,390 as of May 25, 2017.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

PART I- FINANCIAL INFORMATION

Item 1 – Financial Statements

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31,	December 31,
	2017	2016
	(Unaudited)
Assets

Cash and due from banks	$17,700,574	$12,334,358
Federal funds sold and other interest-bearing deposits	992,857	978,557
Cash and cash equivalents	18,693,431	13,312,915
Certificate of deposit in other bank	100,000	100,000
Securities available for sale	33,234,293	34,385,939
Securities held to maturity	18,105,982	17,987,628
Federal Home Loan Bank stock, at cost	893,600	778,300
Mortgage loans held for sale	-	884,500
Loans, less allowance for loan losses of $2,414,124 and $2,363,086	312,287,255	295,286,572
Premises and equipment	5,384,550	5,449,678
Accrued interest receivable	922,891	956,963
Deferred income taxes	1,026,476	1,029,019
Other real estate owned	414,000	414,000
Bank owned life insurance	6,763,918	6,721,003
Other assets	794,394	2,524,842
	$398,620,790	$379,831,359

Liabilities and Stockholders' Equity

Deposits
Noninterest-bearing	$58,640,811	$62,791,835
Interest-bearing	256,984,003	239,923,301
Total deposits	315,624,814	302,715,136
Securities sold under repurchase agreements	28,037,122	27,226,159
Federal Home Loan Bank of Atlanta advances	13,000,000	9,000,000
Accrued interest payable	169,572	141,903
Other liabilities	1,789,545	1,735,884
	358,621,053	340,819,082
Stockholders' equity
Common stock, par value $.01 per share, authorized 5,000,000 shares; issued and outstanding 1,656,390 shares in 2017 and 2016	16,564	16,564
Additional paid-in capital	26,562,919	26,562,919
Retained earnings	13,696,656	12,713,099
Accumulated other comprehensive income	(276,402)	(280,305)
	39,999,737	39,012,277
	$398,620,790	$379,831,359

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

Three Months Ended March 31,	2017	2016

Interest income
Loans, including fees	$3,616,168	$3,465,489
Investment securities - taxable	195,745	181,780
Investment securities - tax exempt	147,254	106,737
Federal funds sold and other interest earning assets	17,445	17,574
Total interest income	3,976,612	3,771,580

Interest expense
Deposits	310,805	259,671
Securities sold under repurchase agreements	46,515	28,471
Federal Home Loan Bank advances and other borrowings	28,393	26,454
Total interest expense	385,713	314,596
Net interest income	3,590,899	3,456,984

Provision for loan losses	50,000	-

Net interest income after provision for loan losses	3,540,899	3,456,984

Noninterest income
Service charges on deposit accounts	176,890	190,184
Mortgage banking income	57,781	75,932
Bank owned life insurance income	42,916	42,697
Other fees and commissions	25,457	29,636
Total noninterest income	303,044	338,449

Noninterest expense
Salaries	1,158,895	1,095,906
Employee benefits	355,541	331,579
Occupancy	183,803	171,260
Furniture and equipment	164,769	140,350
Other	640,260	603,670
Total noninterest expense	2,503,268	2,342,765

Income before income taxes	1,340,675	1,452,668
Income taxes	357,118	516,200
Net income	$983,557	$936,468

Earnings per share - basic and diluted	$0.59	$0.57

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

Three Months Ended March 31,	2017	2016

Net income	$983,557	$936,468

Other comprehensive income (loss), net of income taxes:

Securities available for sale
Net unrealized gain (loss) arising during the period	6,446	422,492
Reclassification adjustment for realized gains and losses included in net income	-	-
Total unrealized gain (loss) on investment securities available for sale	6,446	422,492
Income tax expense (benefit) relating to investment securities available for sale	2,543	166,652
Total other comprehensive income (loss)	3,903	255,840

Total comprehensive income	$987,460	$1,192,308

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Three months ended March 31, 2017 and 2016

(Unaudited except for year-end amounts)

			Additional		Accumulated other	Total
	Common stock		paid-in	Retained	comprehensive	stockholders'
	Shares	Par value	capital	earnings	income	equity
Balance, December 31, 2015	1,647,541	$16,475,415	$9,889,659	$9,960,410	$(102,123)	$36,223,361

Net income	-	-	-	936,468	-	936,468
Unrealized gain on securities available for sale net of income tax expense of $166,652	-	-	-	-	255,840	255,840

Balance, March 31, 2016	1,647,541	$16,475,415	$9,889,659	$10,896,878	$153,717	$37,415,669

Balance, December 31, 2016	1,656,390	$16,564	$26,562,919	$12,713,099	$(280,305)	$39,012,277

Net income	-	-	-	983,557	-	983,557
Unrealized gain on securities available for sale net of income tax expense of $2,543	-	-	-	-	3,903	3,903

Balance, March 31, 2017	1,656,390	$16,564	$26,562,919	$13,696,656	$(276,402)	$39,999,737

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

Three Months Ended March 31,	2017	2016

Cash flows from operating activities
Interest received	$4,034,095	$3,772,802
Fees and commissions received	260,129	295,753
Interest paid	(358,044)	(306,263)
Proceeds from sale of mortgage loans held for sale	2,933,010	3,978,459
Origination of mortgage loans held for sale	(2,048,510)	(4,294,559)
Cash paid to suppliers and employees	(968,190)	(1,355,815)
Income taxes paid , net of refunds received	12,896	(654,826)
	3,865,386	1,435,551

Cash flows from investing activities
Proceeds from maturity and call of securities
Available for sale	1,699,637	1,176,528
Held to maturity	385,000	248,926
Purchase of securities
Available for sale	(566,250)	(9,068,329)
Held to maturity	(503,530)	(1,606,093)
Loans made to customers, net of principal collected	(17,076,599)	3,313,934
(Purchase) redemption of stock in FHLB of Atlanta	(115,300)	64,800
Purchases of premises, equipment and software	(28,469)	(53,772)
	(16,205,511)	(5,924,006)

Cash flows from financing activities
Net increase (decrease) in
Noninterest-bearing deposits	(4,151,024)	(838,357)
Interest-bearing deposits	17,060,702	1,050,767
Securities sold under repurchase agreements	810,963	2,762,995
Federal Home Loan Bank of Atlanta advances	4,000,000	(2,000,000)
	17,720,641	975,405

Net increase (decrease) in cash and cash equivalents	5,380,516	(3,513,050)

Cash and cash equivalents at beginning of period	13,312,915	20,192,839
Cash and cash equivalents at end of period	$18,693,431	$16,679,789

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

Three Months Ended March 31,	2017	2016

Reconciliation of net income to net cash provided by operating activities
Net income	$983,557	$936,468
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	109,699	110,988
Provision for loan losses	50,000	-
Mutual fund dividend reinvested	(2,505)	-
Decrease (increase) in mortgage loans held for sale	884,500	(316,100)
Amortization of premiums and accretion of discounts, net	27,386	34,337
Increase (decrease) in
Deferred loan fees	25,916	(21,327)
Accrued interest payable	27,669	8,333
Other liabilities	53,661	279,641
Decrease (increase) in
Accrued interest receivable	34,072	22,549
Bank owned life insurance cash surrender value	(42,915)	(42,696)
Other assets	1,714,346	423,358
	$3,865,386	$1,435,551

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1.	Principles of consolidation

The consolidated financial statements include the accounts of Farmers and Merchants Bancshares, Inc. and its wholly owned subsidiaries, Farmers and Merchants Bank (the “Bank”), and Series Protected Cell FCB-4 (the “Insurance Subsidiary”), and one indirect subsidiary, Reliable Community Financial Services, Inc. (collectively the “Company”, “we”, “us”, or “our”). The Insurance Subsidiary constitutes an investment in a series of membership interests, 100% owned by the Company, issued by First Community Bankers Insurance Co., LLC, a Tennessee “series” limited liability company and licensed property and casualty insurance company. Intercompany balances and transactions have been eliminated. Farmers and Merchants Bancshares, Inc. was incorporated on August 8, 2016 but had no operations until November 1, 2016 when it completed its share exchange with the Bank pursuant to which the Bank became a wholly-owned subsidiary of Farmers and Merchants Bancshares, Inc. The Insurance Subsidiary was formed effective November 9, 2016. Results prior to November 1, 2016 are solely attributable to the Bank and its subsidiary Reliable Community Financial Services, Inc.

2.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods have been made. Such adjustments were normal and recurring in nature. The results of operations for the three months ended March 31, 2017 do not necessarily reflect the results that may be expected for the entire fiscal year ending December 31, 2017 or any other interim period. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2016, which are included in Farmers and Merchants Bancshares, Inc.’s Registration Statement on Form 10 that was filed pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (File No. 000-55756).

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This update is intended to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management is required under the new guidance to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued when preparing the financial statements for each interim and annual reporting period. If conditions or events are identified, the ASU specifies the process that must be followed by management and also clarifies the timing and content of going concern footnote disclosures in order to reduce diversity in practice. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect the adoption of ASU 2014-15 to have a material impact on its financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

2.	Basis of Presentation (continued)

In December 2014, the FASB issued ASU No. 2014-18, “Business Combinations (Topic 805): Accounting for Identifiable Assets in a Business Combination.” The amendments in ASU 2014-18 allow a private company that elects this accounting alternative to recognize or otherwise consider the fair value of intangible assets as a result of any in-scope transactions should no longer recognize separately from goodwill: (i) customer-related intangible assets unless they are capable of being sold or licensed independently from the other assets of the business, and (ii) noncompetition agreements. An entity that elects the accounting alternative in ASU 2014-18 must adopt the private company alternative to amortize goodwill as described in ASU No. 2014-02, Intangibles—Goodwill and Other (Topic 350): Accounting for Goodwill. However, an entity that elects the accounting alternative in Update 2014-02 is not required to adopt the amendments in this ASU. The decision to adopt the accounting alternative in ASU 2014-18 must be made upon the occurrence of the first transaction within the scope of this accounting alternative (transaction) in fiscal years beginning after December 15, 2015, and the effective date of adoption depends on the timing of that first transaction. If the first transaction occurs in fiscal years beginning after December 15, 2015, the elective adoption will be effective for that fiscal year’s annual financial reporting and all interim and annual periods thereafter. If the first transaction occurs in fiscal years beginning after December 15, 2016, the elective adoption will be effective in the interim period that includes the date of that first transaction and subsequent interim and annual periods thereafter. Early adoption is permitted for any interim and annual financial statements that have not yet been made available for issuance. The Company does not expect the adoption of ASU 2014-18 to have a material impact on its financial statements.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” The amendments in this ASU are intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Statements Codification and improves current GAAP by placing more emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (CIE), and changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or VIEs. The amendments in the ASU are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. ASU 2015-02 may be applied retrospectively in previously issued financial statements for one or more years with a cumulative-effect adjustment to retained earnings as of the beginning of the first year restated. The Company does not expect the adoption of ASU 2015-02 to have a material impact on its financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

2.	Basis of Presentation (continued)

In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date.” The amendments in ASU 2015-14 defer the effective date of 2014-09 for all entities by one year. Entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. Entities may apply the guidance in ASU 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. Entities also may apply the guidance in ASU 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in ASU 2014-09. The Company does not expect the adoption of ASU 2015-14 (or ASU 2014-09) to have a material impact on its financial statements.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.” The amendments in ASU 2015-16 require that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. The amendments also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The Company does not expect the adoption of ASU 2015-16 to have a material impact on its financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in ASU 2016-01, among other things: (i) requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (ii) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables); and (iii) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost. The amendments within this ASU are effective for fiscal years beginning after December 15, 2018, and for interim periods within fiscal years beginning after December 15, 2019. The new guidance permits early adoption of the provision that exempts private companies and not-for-profit organizations from having to disclose at fair value information about financial instruments measured at amortized cost. The Company is currently assessing the impact that ASU 2016-01 will have on its financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

2.	Basis of Presentation (continued)

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 841).” Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue for Contracts with Customers. The amendments in this ASU are effective fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently assessing the impact that ASU 2016-02 will have on its financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses”. The ASU sets forth a “current expected credit loss” (CECL) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of this ASU on its consolidated financial statements.

In March 2017, the FASB issued SU 2017-08, “Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20)—Premium Amortization on Purchased Callable Debt Securities.” ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. ASU 2017-08 will be effective for fiscal years beginning after December 15, 2018 and is not expected to have a significant impact on our financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

3.	Investment Securities

Investment securities are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
March 31, 2017	cost	gains	losses	value

Available for sale

State and municipal	$1,514,593	$59,134	$11,027	$1,562,700
Mutual fund	510,118	-	14,902	495,216
SBA pools	2,819,077	-	20,592	2,798,485
Mortgage-backed securities	28,846,954	16,339	485,401	28,377,892
	$33,690,742	$75,473	$531,922	$33,234,293

Held to maturity

State and municipal	$18,105,982	$185,740	$263,786	$18,027,936

	Amortized	Unrealized	Unrealized	Fair
December 31, 2016	cost	gains	losses	value

Available for sale

State and municipal	$1,515,863	$62,512	$12,048	$1,566,327
Mutual fund	507,612	-	15,369	492,243
SBA pools	2,280,415	-	16,581	2,263,834
Mortgage-backed securities	30,544,941	20,139	501,545	30,063,535
	$34,848,831	$82,651	$545,543	$34,385,939

Held to maturity

State and municipal	$17,987,628	$163,239	$317,068	$17,833,799

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

3.	Investment Securities (continued)

Contractual maturities, shown below, will differ from actual maturities because borrowers and issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
March 31, 2017	cost	value	cost	value

Within one year	$510,118	$495,216	$-	$-
Over one to five years	-	-	-	-
Over five to ten years	1,136,164	1,161,889	2,653,865	2,701,525
Over ten years	378,429	400,811	15,452,117	15,326,411
	2,024,711	2,057,916	18,105,982	18,027,936
Mortgage-backed securities and SBA pools, due in monthly installments	31,666,031	31,176,377	-	-
	$33,690,742	$33,234,293	$18,105,982	$18,027,936

December 31, 2016

Within one year	$507,612	$492,243	$-	$-
Over one to five years	-	-	-	-
Over five to ten years	1,136,919	1,163,288	2,657,130	2,702,121
Over ten years	378,944	403,039	15,330,498	15,131,678
	2,023,475	2,058,570	17,987,628	17,833,799
Mortgage-backed securities and SBA pools, due in monthly installments	32,825,356	32,327,369	-	-
	$34,848,831	$34,385,939	$17,987,628	$17,833,799

Securities with a carrying value of $40,701,766 and $39,818,557 as of March 31, 2017 and December 31, 2016, respectively, were pledged as collateral for Federal Home Loan Bank advances, government deposits and securities sold under repurchase agreements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

3.	Investment Securities (continued)

The following table sets forth the Company's gross unrealized losses on a continuous basis for investment securities, by category and length of time, at March 31, 2017 and December 31, 2016.

March 31, 2017	Less than 12 months		12 months or more		Total
Description of investments	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

State and municipal	$7,310,277	$274,813	$-	$-	$7,310,277	$274,813
Mutual fund	495,216	14,902	-	-	495,216	14,902
SBA pools	2,232,235	20,592	-	-	2,232,235	20,592
Mortgage-backed securities	25,608,743	442,531	1,777,344	42,870	27,386,087	485,401
Total	$35,646,471	$752,838	$1,777,344	$42,870	$37,423,815	$795,708

December 31, 2016	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
Description of investments	Fair value	losses	Fair value	losses	Fair value	losses

State and municipal	$8,558,230	$329,116	$-	$-	$8,558,230	$329,116
Mutual fund	492,243	15,369	-	-	492,243	15,369
SBA pools	2,263,834	16,581	-	-	2,263,834	16,581
Mortgage-backed securities	26,726,037	473,451	1,353,900	28,094	28,079,937	501,545
Total	$38,040,344	$834,517	$1,353,900	$28,094	$39,394,244	$862,611

Management has the ability and intent to hold securities classified as held to maturity until they mature, at which time the Company should receive full value for the securities. As of March 31, 2017 and December 31, 2016, management did not have the intent to sell any of the securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased as well as other market conditions for each particular security based upon the structure and remaining principal balance. The fair values of the investment securities are expected to recover as the securities approach their maturity dates or repricing dates or if market yields for such investments decline. Based on the these factors, as of March 31, 2017 and December 31, 2016, management believes the unrealized losses detailed in the table above are temporary and, accordingly, none of these unrealized losses have been recognized in the Company’s consolidated statement of income.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

4.	Loans

Major categories of loans are as follows:

	March 31,	December 31,
	2017	2016

Real estate:
Commercial	$223,290,411	$206,145,076
Construction and land development	13,988,793	14,392,992
Residential	56,343,709	54,710,809
Commercial	20,894,073	22,152,773
Consumer	687,569	725,269
	315,204,555	298,126,919
Less: Allowance for loan losses	2,414,124	2,363,086
Deferred origination fees net of costs	503,176	477,261
	$312,287,255	$295,286,572

Non-accrual loans, segregated by class of loans, were as follows:

	March 31,	December 31,
	2017	2016

Construction and land development	$571,161	$752,889

At March 31, 2017, the Company had two nonaccrual construction and land development loans to one borrower totaling $571,161. The loans were secured by real estate and business assets, and were personally guaranteed. Gross interest income of $6,768 would have been recorded in the first three months of 2017 if these nonaccrual loans had been current and performing in accordance with the original terms. The Company allocated $86,859 of its allowance for loan losses for these nonaccrual loans. The balance of nonaccrual loans was net of charge-offs of $400,000 at March 31, 2017.

At December 31, 2016, the Company had two nonaccrual construction and land development loans to one borrower totaling $752,889. The loans were secured by real estate and business assets, and were personally guaranteed. Gross interest income of $9,507 would have been recorded in the first three months of 2016 if these nonaccrual loans had been current and performing in accordance with the original terms. The Company allocated $16,587 of its allowance for loan losses for these nonaccrual loans. The balance of nonaccrual loans was net of charge-offs of $400,000 at December 31, 2016.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

4.	Loans (Continued)

An age analysis of past due loans, segregated by type of loan, is as follows:

			90 Days				Past Due 90
	30 - 59 Days	60 - 89 Days	or More	Total		Total	Days or More
	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing
March 31, 2017
Real estate:
Commercial	$-	$-	$-	$-	$223,290,411	$223,290,411	$-
Construction and land development	-	152,521	571,161	723,682	13,265,111	13,988,793	-
Residential	800,017	-	-	800,017	55,543,692	56,343,709	-
Commercial	-	-	-	-	20,894,073	20,894,073	-
Consumer	-	-	-	-	687,569	687,569	-
Total	$800,017	$152,521	$571,161	$1,523,699	$313,680,856	$315,204,555	$-

December 31, 2016
Real estate:
Commercial	$-	$-	$-	$-	$206,145,076	$206,145,076	$-
Construction and land development	-	-	752,889	752,889	13,640,103	14,392,992	-
Residential	824,554	-	-	824,554	53,886,255	54,710,809	-
Commercial	48,719	-	-	48,719	22,104,054	22,152,773	-
Consumer	-	-	-	-	725,269	725,269	-
Total	$873,273	$-	$752,889	$1,626,162	$296,500,757	$298,126,919	$-

Impaired loans, segregated by class of loans, are set forth in the following table:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded	Interest
	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
March 31, 2017
Real estate:
Commercial	$3,060,269	$3,060,269	$-	$3,060,269	$-	$1,906,579	$37,209
Construction and land development	971,161	-	571,161	571,161	86,859	285,581	-
Commercial	155,296	155,296	-	155,296	-	1,749,020	2,783
	$4,186,726	$3,215,565	$571,161	$3,786,726	$86,859	$4,023,563	$39,992

December 31, 2016
Real estate:
Commercial	$2,455,090	$2,183,509	$241,580	$2,425,089	$7,580	$2,332,568	$125,260
Construction and land development	1,152,889	-	752,889	752,889	16,587	854,851	-
Commercial	164,766	164,766	-	164,766	-	184,201	14,442
	$3,772,745	$2,348,275	$994,469	$3,342,744	$24,167	$3,371,620	$139,702

Impaired loans also include certain loans that have been modified in troubled debt restructurings (“TDRs”) where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company's loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance, or other actions. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower's sustained repayment performance for a reasonable period, generally six months.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

4.	Loans (Continued)

At March 31, 2017, the Company had four loans classified as a troubled debt restructuring. All are included in impaired loans above. The first is a commercial real estate loan with a balance of $2,171,599. The second is a commercial loan with a balance of $155,296. The final two loans with a combined principal balance of $888,670 are commercial real estate loans to the same borrower. All four loans are paying as agreed.

At December 31, 2016, the Company had three loans classified as a troubled debt restructuring. All are included in impaired loans above. The first is a commercial real estate loan with a balance of $2,183,509. The second is a commercial loan with a balance of $164,766. These two loans are paying as agreed. The third loan was restructured in 2016 with a balance of $271,580. The loan is a commercial real estate loan with a balance of $241,580 at December 31, 2016 which is net of a $30,000 charge-off. The Company has allocated $7,580 of its allowance for loan losses for this loan.

As part of our portfolio risk management, the Company assigns a risk grade to each loan. The factors used to determine the grade are the payment history of the loan and the borrower, the value of the collateral and net worth of the guarantor, and cash flow projections of the borrower. Excellent, Above Average, Average and Acceptable grades are assigned to loans with limited or no delinquent payments and more than sufficient collateral and/or cash flow.

A description of the general characteristics of loans characterized as watch list or classified is as follows:

Pass/Watch

Loans graded as Pass/Watch are secured by generally acceptable assets which reflect above-average risk. The loans warrant closer scrutiny by management than is routine, due to circumstances affecting the borrower, the borrower's industry, or the overall economic environment. Borrowers may reflect weaknesses such as inconsistent or weak earnings, break even or moderately deficit cash flow, thin liquidity, minimal capacity to increase leverage, or volatile market fundamentals or other industry risks. Such loans are typically secured by acceptable collateral, at or near appropriate margins, with realizable liquidation values.

Special Mention

A special mention loan has potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the Company's credit position at some future date. Special mention loans are not adversely classified and do not expose the Company to sufficient risk to warrant adverse classification.

Borrowers may exhibit poor liquidity and leverage positions resulting from generally negative cash flow or negative trends in earnings. Access to alternative financing may be limited to finance companies for business borrowers and may be unavailable for commercial real estate borrowers.

Substandard

A substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard loans have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Borrowers may exhibit recent or unexpected unprofitable operations, an inadequate debt service coverage ratio, or marginal liquidity and capitalization. These loans require more intense supervision by Company management.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

4.	Loans (Continued)

Doubtful

A doubtful loan has all the weaknesses inherent as a substandard loan with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans by credit grade, segregated by loan type, are as follows:

		Above			Pass	Special
March 31, 2017	Excellent	average	Average	Acceptable	watch	mention	Substandard	Doubtful	Total

Real estate:
Commercial	$-	$9,305,789	$124,195,844	$66,024,788	$11,965,627	$7,413,954	$4,384,409	$-	$223,290,411
Construction and land development	-	176,850	8,240,555	2,267,264	1,498,357	1,234,605	571,162	-	13,988,793
Residential	84,285	2,083,546	40,223,900	11,475,228	1,816,600	-	660,150	-	56,343,709
Commercial	1,653,640	37,541	16,235,830	2,289,357	522,409	155,296	-	-	20,894,073
Consumer	25,452	115,136	451,895	67,136	-	-	3,440	24,510	687,569
	$1,763,377	$11,718,862	$189,348,024	$82,123,773	$15,802,993	$8,803,855	$5,619,161	$24,510	$315,204,555

		Above			Pass	Special
December 31, 2016	Excellent	average	Average	Acceptable	watch	mention	Substandard	Doubtful	Total

Real estate:
Commercial	$-	$9,584,756	$147,668,371	$32,474,566	$3,883,813	$8,644,563	$3,889,007	$-	$206,145,076
Construction and land development	-	178,078	10,178,876	2,039,090	-	153,611	1,843,337	-	14,392,992
Residential	110,142	2,811,362	42,715,571	8,059,118	351,182	-	663,434	-	54,710,809
Commercial	1,666,880	77,745	18,469,572	1,228,598	545,212	164,766	-	-	22,152,773
Consumer	42,577	121,306	476,465	51,339	-	-	3,840	29,742	725,269
	$1,819,599	$12,773,247	$219,508,855	$43,852,711	$4,780,207	$8,962,940	$6,399,618	$29,742	$298,126,919

The Company’s allowance for loan losses is based on management’s evaluation of the risks inherent in the Company’s loan portfolio and the general economy. The allowance for loan losses is maintained at the amount management considers adequate to cover estimated losses in loans receivable that are deemed probable based on information currently known to management. The allowance is based upon a number of factors, including current economic conditions, actual loss experience by pools of similar loans, diversification and size of the portfolio, adequacy of the collateral, the amount of non-performing loans and industry trends. In addition, various regulatory agencies, as an integral part of their examination processes, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to make additional provisions for estimated loan losses based upon judgments different from those of management.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

4.	Loans (Continued)

The following table details activity in the allowance for loan losses by portfolio for the three months ended March 31, 2017 and 2016, and the year ended December 31, 2016. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
March 31, 2017	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,717,749	$(193)	$-	$890	$1,718,446	$-	$1,718,446	$3,060,269	$220,230,142
Construction and land development	204,860	90,411	-	-	295,271	86,859	208,412	571,161	13,417,632
Residential	247,437	28,185	-	148	275,770	-	275,770	-	56,343,709
Commercial	125,260	(31,963)	-	-	93,297	-	93,297	155,296	20,738,777
Consumer	8,826	(817)	-	-	8,009	-	8,009	-	687,569
Unallocated	58,954	(35,623)	-	-	23,331	-	23,331	-	-
	$2,363,086	$50,000	$-	$1,038	$2,414,124	$86,859	$2,327,265	$3,786,726	$311,417,829

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
March 31, 2016	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,718,256	$96,026	$-	$-	$1,814,282	$-	$1,814,282	$2,425,089	$178,552,626
Construction and land development	306,982	(26,612)	-	-	280,370	129,452	150,918	2,219,985	11,068,961
Residential	322,084	(41,098)	-	54,888	335,874	-	335,874	-	53,530,926
Commercial	132,362	29,692	-	-	162,054	-	162,054	192,017	19,174,835
Consumer	7,900	1,133	-	-	9,033	-	9,033	-	839,852
Unallocated	95,861	(59,141)	-	-	36,720	-	36,720	-	-
	$2,583,445	$-	$-	$54,888	$2,638,333	$129,452	$2,508,881	$4,837,091	$263,167,200

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
December 31, 2016	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,718,256	$29,493	$(30,000)	$-	$1,717,749	$7,580	$1,710,169	$2,425,089	$203,719,987
Construction and land development	306,982	97,878	(200,000)	-	204,860	16,587	188,273	752,889	13,640,103
Residential	322,084	(184,773)	-	110,126	247,437	-	247,437	-	54,710,809
Commercial	132,362	93,383	(100,485)	-	125,260	-	125,260	164,766	21,988,007
Consumer	7,900	926	-	-	8,826	-	8,826	-	725,269
Unallocated	95,861	(36,907)	-	-	58,954	-	58,954	-	-
	$2,583,445	$-	$(330,485)	$110,126	$2,363,086	$24,167	$2,338,919	$3,342,744	$294,784,175

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

5.	Capital Standards

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional, discretionary actions by the regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

The Basel III Capital Rules became effective for the Bank on January 1, 2015 (subject to a phase-in period for certain provisions). Quantitative measures established by the Basel III Capital Rules to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1 capital, Tier 1 capital, and Total capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to adjusted quarterly average assets (as defined).

In connection with the adoption of the Basel III Capital Rules, the Bank elected to opt-out of the requirement to include accumulated other comprehensive income in Common Equity Tier 1 capital. Common Equity Tier 1 capital for the Bank is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities and subject to transition provisions.

Under the revised prompt corrective action requirements, as of January 1, 2015, insured depository institutions are required to meet the following in order to qualify as "well capitalized:" (1) a common equity Tier 1 risk-based capital ratio of 6.5%; (2) a Tier 1 risk-based capital ratio of 8%; (3) a total risk-based capital ratio of 10%; and (4) a Tier 1 leverage ratio of 5%. Management believes that, as of March 31, 2017, the Bank met all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were fully in effect.

The implementation of the capital conservation buffer will begin on January 1, 2016, at the 0.625% level and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). The Basel III Capital Rules also provide for a "countercyclical capital buffer" that is applicable to only certain covered institutions and does not have current applicability to the Bank. Management believes that, as of March 31, 2017, the Bank met all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.

The aforementioned capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of Common Equity Tier 1 capital to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

The following table presents actual and required capital ratios as of March 31, 2017 and December 31, 2016, for the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of March 31, 2017 and December 31, 2016, based on the phase-in provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

5.	Capital Standards (continued)

As of March 31, 2017, the most recent notification from the FDIC has categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain ratios as set forth in the table. There have been no conditions or events since that notification that management believes have changed the Bank's category.

The FDIC, through formal or informal agreement, has the authority to require an institution to maintain higher capital ratios than those provided by statute, to be categorized as well capitalized under the regulatory framework for prompt corrective action.

			Minimum		To Be Well
(Dollars in thousands)	Actual		Capital Adequacy		Capitalized
March 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	42,159	12.75%	30,576	9.25%	33,055	10.00%
Tier 1 capital (to risk-weighted assets)	39,745	12.02%	23,965	7.25%	26,444	8.00%
Common equity tier 1 (to risk- weighted assets)	39,745	12.02%	19,006	5.75%	21,486	6.50%
Tier 1 leverage (to average assets)	39,745	10.29%	15,446	4.00%	19,307	5.00%

			Minimum		To Be Well
(Dollars in thousands)	Actual		Capital Adequacy		Capitalized
December 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	41,385	13.18%	27,076	8.63%	31,392	10.00%
Tier 1 capital (to risk-weighted assets)	39,022	12.43%	20,797	6.63%	25,114	8.00%
Common equity tier 1 (to risk-weighted assets)	39,022	12.43%	16,089	5.13%	20,405	6.50%
Tier 1 leverage (to average assets)	39,022	10.39%	15,025	4.00%	18,781	5.00%

Capital ratios of the Company are substantially the same as the Bank’s.

6.	Fair Value

Accounting standards define fair value as the price that would be received upon the sale of an asset or paid upon the transfer of a liability in an orderly transaction between market participants. The price in the principal market used to measure the fair value of the asset or liability is not adjusted for transaction costs. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

The standards require the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. The standards establish a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

6.	Fair Value (continued)

The fair value hierarchy is as follows:

•	Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

•	Level 2: Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data.

•	Level 3: Significant unobservable inputs that reflect the Company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The Company uses the following methods and significant assumptions to estimate the fair values of the following assets:

•	Securities available for sale: The fair values of securities available for sale are determined by obtaining quoted prices from a nationally recognized securities pricing agent. If quoted market prices are not available, fair value is determined using quoted market prices for similar securities.

•	Other real estate owned (“OREO”): Nonrecurring fair value adjustments to OREO reflect full or partial write-downs that are based on the OREO’s observable market price or current appraised value of the real estate. Since the market for OREO is not active, OREO subjected to nonrecurring fair value adjustments based on the current appraised value of the real estate are classified as Level 3. The appraised value is obtained annually from an independent third party appraiser and is reduced by expected sales costs, which has historically been 10% of the appraised value.

•	Impaired loans: Nonrecurring fair value adjustments to impaired loans reflect full or partial write-downs and reserves that are based on the impaired loan’s observable market price or current appraised value of the collateral. Since the market for impaired loans is not active, such loans subjected to nonrecurring fair value adjustments based on the current appraised value of the collateral are classified as Level 3. The appraised value is obtained annually from an independent third party appraiser and is reduced by expected sales costs, which has historically been 10% of the appraised value.

The following table summarizes financial assets measured at fair value on a recurring and nonrecurring basis as of March 31, 2017 and December 31, 2016, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

6.	Fair Value (continued)

	Carrying Value:

	Level 1	Level 2	Level 3	Total
March 31, 2017

Recurring
Available for sale securities
State and municipal	$-	$1,562,700	$-	$1,562,700
Mutual Fund	495,216	-	-	495,216
SBA pools	-	2,798,485	-	2,798,485
Mortgage-backed securities	-	28,377,892	-	28,377,892
	$495,216	$32,739,077	$-	$33,234,293
Nonrecurring
Other real estate owned	$-	$-	$414,000	$414,000
Impaired loans	-	-	3,699,867	3,699,867

December 31, 2015

Recurring
Available for sale securities
State and municipal	$-	$1,566,327	$-	$1,566,327
Mutual Fund	492,243	-	-	492,243
SBA pools	-	2,263,834	-	2,263,834
Mortgage-backed securities	-	30,063,535	-	30,063,535
	$492,243	$33,893,696	$-	$34,385,939
Nonrecurring
Other real estate owned	$-	$-	$414,000	$414,000
Impaired loans	-	-	3,318,577	3,318,577

Reconciliation of Level 3 Inputs

	Other Real	Impaired
	Estate Owned	Loans

December 31, 2016 balance	$414,000	$3,318,577
Additions	-	667,331
Advances	-	221,677
Loan loss provision	-	(62,692)
Principal payments received	-	(445,026)
March 31, 2017 balance	$414,000	$3,699,867

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

6.	Fair Value (continued)

The estimated fair value of financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of the valuation inputs were as follows:

	March 31, 2017		December 31, 2016
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets
Level 1 inputs
Cash and cash equivalents	$18,693,431	$18,693,431	$13,312,915	$13,312,915
Level 2 inputs
Securities held to maturity	18,105,982	18,027,936	17,987,628	17,833,799
Mortgage loans held for sale	-	-	884,500	902,061
Federal Home Loan Bank stock	893,600	893,600	778,300	778,300
Level 3 inputs
Loans, net	312,287,255	313,825,255	295,286,572	297,982,000

Financial liabilities
Level 1 inputs
Noninterest-bearing deposits	$58,640,811	$58,640,811	$62,791,835	$62,791,835
Securities sold under repurchase agreements	28,037,122	28,037,122	27,226,159	27,226,159
Level 2 inputs
Interest-bearing deposits	256,984,003	246,279,003	239,923,301	230,394,000
Federal Home Loan Bank advances	13,000,000	12,958,000	9,000,000	8,975,000

The fair value of mortgage loans held for sale is determined by the expected sales price. The fair values of fixed-rate loans are estimated to be the present values of scheduled payments discounted using interest rates currently in effect. The fair values of variable-rate loans, including loans with a demand feature, are estimated to equal the carrying amount. The valuation of a loan is adjusted for probable loan losses.

The fair values of interest-bearing checking, savings, and money market deposit accounts are equal to their carrying amounts. The fair values of fixed-maturity time deposits are estimated based on interest rates currently offered for deposits of similar remaining maturities.

The fair value of credit commitments are considered to be the same as the contractual amounts, and are not included in the table above. These commitments generate fees that approximate those currently charged to originate similar commitments.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

7.	Earnings per Share

Earnings per share is determined by dividing net income by the weighted average number of shares of common stock outstanding, giving retroactive effect to stock dividends declared during the period.

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016

Net income	$983,557	$936,468
Weighted average shares outstanding	1,656,390	1,647,541
Earnings per share - basic and diluted	$0.59	$0.57

There were no potentially dilutive shares outstanding during the three months ended March 31, 2017 or 2016.

8.	Post-retirement plans

The Company has a profit sharing plan qualifying under Section 401(k) of the Internal Revenue Code. All employees age 21 or more with six months of service are eligible for participation in the plan. The Company matches employee contributions up to 4% of total compensation and may make additional discretionary contributions. Employee and employer contributions are 100% vested when made. The Company's contributions to this plan were $43,460 and $40,455 for the three months ended March 31, 2017 and 2016, respectively.

The Company has entered into agreements with 12 employees to provide certain life insurance benefits payable in connection with policies of life insurance on those employees that are owned by the Company. Each of the agreements provides for the amount of death insurance benefits to be paid to beneficiaries of the insured. For this plan, the Company expensed $1,307 and $1,204 for the three months ended March 31, 2017 and 2016, respectively.

In 2010 and 2015, the Company adopted supplemental executive retirement plans for three of its executives. The plans provide cash compensation to the executive officers under certain circumstances, including a separation of service. The benefits vest over the period from adoption to a specified age for each executive. The Company recorded expenses, including interest, of $63,600 and $62,392 for the three months ended March 31, 2017 and 2016, respectively, for these plans.

Retirement plan expenses are included in employee benefits on the consolidated statements of income.

9.	Subsequent Events

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the consolidated financial statements were issued.

No significant subsequent events were identified which would affect the presentation of the financial statements.

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis is intended as a review of material changes in and significant factors affecting the financial condition and results of operations of Farmers and Merchants Bancshares, Inc. and its consolidated subsidiaries for the periods indicated. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and the notes thereto contained in Item 1 of Part I of this report. References in this report to “us”, “we”, “our”, and “the Company” are to Farmers and Merchants Bancshares, Inc. and, unless the context clearly suggests otherwise, its consolidated subsidiaries.

Forward-Looking Statements

This report may contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Readers of this report should be aware of the speculative nature of “forward-looking statements.” Statements that are not historical in nature, including those that include the words “intend”, “believe”, “estimate”, “predict”, “potential”, or “continue” or the negative of those words and other comparable words, are based on current expectations, estimates and projections about, among other things, the industry and the markets in which we operate, and they are not guarantees of future performance. Whether actual results will conform to expectations and predictions is subject to known and unknown risks and uncertainties, including risks and uncertainties discussed in this report; general economic, market, or business conditions; changes in interest rates, deposit flow, the cost of funds, and demand for loan products and financial services; changes in our competitive position or competitive actions by other companies; changes in the quality or composition of our loan and investment portfolios; our ability to manage growth; changes in laws or regulations or policies of federal and state regulators and agencies; and other circumstances beyond our control. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results anticipated will be realized, or if substantially realized, will have the expected consequences on our business or operations. These and other risks are discussed in detail in the registration statements and periodic reports that Farmers and Merchants Bancshares, Inc. files with the Securities and Exchange Commission (the “SEC”) (see Item 1A of Part II of this report for further information). Except as required by applicable laws, we do not intend to publish updates or revisions of any forward-looking statements we make to reflect new information, future events or otherwise.

Farmers and Merchants Bancshares, Inc.

Farmers and Merchants Bancshares, Inc. is a Maryland corporation and a financial holding company registered with the Board of Governors of the Federal Reserve System (the “FRB”) under the Bank Holding Company Act of 1956, as amended. The Company was incorporated on August 8, 2016 for the purpose of becoming the holding company of Farmers and Merchants Bank (the “Bank”) in a share exchange transaction that was intended to constitute a tax-free exchange under Section 351 of the IRC (the “Reorganization”). The Reorganization was consummated on November 1, 2016, at which time the Bank became a wholly-owned subsidiary of the Company and all of the Bank’s stockholders became stockholders of the Company by virtue of the conversion of their shares of common stock of the Bank into an equal number of shares of common stock of the Company. Although we use the terms “Company”, “we”, “us”, and “our” in this Item, the discussion and analysis with respect to periods ending prior to November 1, 2016 relate to the operations of the Bank and its consolidated subsidiaries, and the discussion and analysis with respect to periods ending on and after November 1, 2016 relate to the operations of the Company and its consolidated subsidiaries, including the Bank.

The Company’s primary business activities are serving as the parent company of the Bank and holding a series investment in First Community Bankers Insurance Co., LLC, a Tennessee “series” limited liability company and licensed protected cell captive insurance company (“FCBI”). The Company owns 100% of one series of membership interests issued by FCBI, which series is deemed a “protected cell” under Tennessee law and has been designated “Series Protected Cell FCB-4” (such series investment is hereinafter referred to as the “Insurance Subsidiary”).

The Bank is a Maryland commercial bank chartered on October 24, 1919 that is engaged in a general commercial and retail banking business. The Bank has had one inactive subsidiary, Reliable Community Financial Services, Inc., a Maryland corporation that was incorporated in April 1992 to facilitate the sale of fixed rate annuity products and later positioned to sell a full array of investment and insurance products.

The Insurance Subsidiary represents one protected cell of a protected cell captive insurance company (FCBI) that was formed on November 9, 2016 to better manage our risk programs, provide insurance efficiencies, and add operating income by both keeping insurance premiums paid with respect to such risks within our affiliated group of entities and realizing certain tax benefits that are unique to captive insurance companies. The Company’s investment in the Insurance Subsidiary represents one series of membership interests in FCBI. As a “series” limited liability company, FCBI is authorized by state law and its governing instruments to issue one or more series of membership interests, each of which, for all purposes under state law, is deemed to be a legal entity separate and apart from FCBI and its other series.

The Company maintains an Internet site at www.fmb1919.com on which it makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the SEC.

Estimates and Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. (See Note 1 of the Notes to the audited consolidated financial statements as of and for the year ended December 31, 2016, which were included in Item 13 of Farmers and Merchants Bancshares, Inc.’s Registration Statement on Form 10, File No. 000-55756 (the “Form 10”), that was filed pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). On an on-going basis, management evaluates estimates, including those related to loan losses and intangible assets, other-than-temporary impairment (“OTTI”) of investment securities, income taxes, and fair value of investments. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated financial statements.

The allowance for loan losses represents management’s estimate of probable loan losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the balance sheet.

Management does not believe that any material changes in our critical accounting policies have occurred since December 31, 2016.

Financial Condition

Total assets increased by $18,789,431 or 4.9% during the first quarter of 2017 to $398,620,790 at March 31, 2017 from $379,831,359 at December 31, 2016. The increase in total assets was due primarily to increases of $17,000,683 in loans and $5,380,516 in cash and cash equivalents, offset by decreases of $1,151,646 in securities available for sale, $1,730,448 in other assets, and $884,500 in loans held for sale.

Total liabilities increased $17,801,971 or 5.2% during the first quarter of 2017 to $358,621,053 at March 31, 2017 from $340,819,082 at December 31, 2016. The increase was due primarily to increases of $12,909,678 in deposits, $4,000,000 in advances from the Federal Home Loan Bank of Atlanta (“FHLB”) and $810,963 in securities sold under repurchase agreements.

Stockholders’ equity increased by $987,460 during the first quarter of 2017 to $39,999,737 at March 31, 2017 from $39,012,277 at December 31, 2016. The increase was due primarily to net income for the period of $983,557.

Loans

Major categories of loans at March 31, 2017 and December 31, 2016 are as follows:

	March 31,		December 31,
	2017		2016

Real estate:
Commerical	$223,290,411	71%	$206,145,076	69%
Construction/Land development	13,988,793	4%	14,392,992	5%
Residential	56,343,709	18%	54,710,809	18%
Commercial	20,894,073	7%	22,152,773	7%
Consumer	687,569	0%	725,269	0%
	315,204,555	100%	298,126,919	100%
Less: Allowance for loan losses	2,414,124		2,363,086
Deferred origination fees net of costs	503,176		477,261
	$312,287,255		$295,286,572

Loans increased by $17,000,683 or 5.8% to $312,287,255 at March 31, 2017 from $295,286,572 at December 31, 2016. The growth was due primarily to an increase in commercial real estate loans of $17,145,335. The allowance for loan losses increased $51,038 to $2,414,124 at March 31, 2017 as compared to $2,363,086 at December 31, 2016.

The Company has adopted policies and procedures that seek to mitigate credit risk and to maintain the quality of the loan portfolio. These policies include underwriting standards for new credits as well as the continuous monitoring and reporting of asset quality and the adequacy of the allowance for loan losses. These policies, coupled with continuous training efforts, have provided effective checks and balances for the risk associated with the lending process. Lending authority is based on the level of risk, size of the loan, and the experience of the lending officer. The Company’s policy is to make the majority of its loan commitments in the market area it serves. Management believes that this tends to reduce risk because management is familiar with the credit histories of loan applicants and has in-depth knowledge of the risk to which a given credit is subject. Although the loan portfolio is diversified, its performance will be influenced by the economy of the region.

An age analysis of past due loans, segregated by class of loans, as of March 31, 2017 and December 31, 2016, is as follows:

			90 Days				Past Due 90
	30 - 59 Days	60 - 89 Days	or more	Total		Total	Days or More
	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing
March 31, 2017
Real estate:
Commerical	$-	$-	$-	$-	$223,290,411	$223,290,411	$-
Construction/Land development	-	152,521	571,161	723,682	13,265,111	13,988,793	-
Residential	800,017	-	-	800,017	55,543,692	56,343,709
Commercial	-	-	-	-	20,894,073	20,894,073	-
Consumer	-	-	-	-	687,569	687,569	-

Total	$800,017	$152,521	$571,161	$1,523,699	$313,680,856	$315,204,555	$-

			90 Days				Past Due 90
	30 - 59 Days	60 - 89 Days	or more	Total		Total	Days or More
	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing
December 31, 2016
Real estate:
Commerical	$-	$-	$-	$-	$206,145,076	$206,145,076	$-
Construction/Land development	-	-	752,889	752,889	13,640,103	14,392,992	-
Residential	824,554	-	-	824,554	53,886,255	54,710,809
Commercial	48,719	-	-	48,719	22,104,054	22,152,773	-
Consumer	-	-	-	-	725,269	725,269	-

Total	$873,273	$-	$752,889	$1,626,162	$296,500,757	$298,126,919	$-

It is the Company’s policy to place a loan in nonaccrual status whenever there is substantial doubt about the ability of the borrower to pay principal or interest on any outstanding credit. Management considers such factors as payment history, the nature of the collateral securing the loan, and the overall economic situation of the borrower when making a nonaccrual decision. Management closely monitors nonaccrual loans. The Company returns a nonaccrual loan to accruing status when (i) the loan is brought current with the full payment of all principal and interest arrearages, (ii) all contractual payments are thereafter made on a timely basis for at least six months, and (iii) management determines, based on a credit review, that it is reasonable to expect that future payments will be made as and when required by the contract.

Non-accrual loans as of March 31, 2017 and December 31, 2016, segregated by class of loans, were as follows:

	March 31,	December 31,
	2017	2016

Construction and land development	$571,161	$752,889

At March 31, 2017, the Company had two nonaccrual construction and land development loans to one borrower totaling $571,161. The loans were secured by real estate and business assets, and were personally guaranteed. Gross interest income of $6,768 would have been recorded in 2017 if these nonaccrual loans had been current and performing in accordance with the original terms. The Company allocated $86,859 of its allowance for loan losses for these nonaccrual loans. The balance of nonaccrual loans was net of charge-offs of $400,000 at March 31, 2017.

At December 31, 2016, the Company had two nonaccrual construction and land development loans to one borrower totaling $752,889. The loans were secured by real estate and business assets, and were personally guaranteed. Gross interest income of $9,507 would have been recorded in 2016 if these nonaccrual loans had been current and performing in accordance with the original terms. The Company allocated $16,587 of its allowance for loan losses for these nonaccrual loans. The balance of nonaccrual loans was net of charge-offs of $400,000 at December 31, 2016.

At March 31, 2017 and December 31, 2016, the Company had no loans that were delinquent 90 days or greater other than the nonaccrual loans discussed above.

Impaired loans as of March 31, 2017 and December 31, 2016 are set forth in the following table:

	March 31,	December 31,
	2017	2016

Impaired loans no valuation allowance	$3,215,565	$2,348,275
Impaired loans with a valuation allowance	571,161	994,469
Total impaired loans	$3,786,726	$3,342,744

Impaired loans also include certain loans that have been modified in troubled debt restructurings (“TDRs”) where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company's loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance, or other actions. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower's sustained repayment performance for a reasonable period, generally six months.

At March 31, 2017, the Company had four loans classified as a troubled debt restructuring. All are included in impaired loans above. The first is a commercial real estate loan with a balance of $2,171,599. The second is a commercial loan with a balance of $155,296. The final two loans with a combined principal balance of $888,670 are commercial real estate loans to the same borrower. All four loans are paying as agreed.

At December 31, 2016, the Company had three loans classified as a troubled debt restructuring. All are included in impaired loans above. The first is a commercial real estate loan with a balance of $2,183,509. The second is a commercial loan with a balance of $164,766. These two loans are paying as agreed. The third loan was restructured in 2016 with a balance of $271,580. The loan is a commercial real estate loan with a balance of $241,580 at December 31, 2016 which is net of a $30,000 charge-off. The Company has allocated $7,580 of its allowance for loan losses for this loan.

	March 31,	December 31,
	2017	2016

Restructured loans (TDRs):
Performing as agreed	$3,215,565	$2,348,275
Not performing as agreed	-	241,580
Total TDRs	$3,215,565	$2,589,855

The allowance for loan losses is a reserve established through a provision for loan losses charged to expense.  The allowance for loan losses represents an amount which, in management’s judgment, will be adequate to absorb probable losses on existing loans and other extensions of credit that may become uncollectible. The Company's allowance for loan loss methodology includes allowance allocations calculated in accordance with Accounting Standards Codification (“ASC”) Topic 310, "Receivables" and allowance allocations calculated in accordance with ASC Topic 450, "Contingencies." Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions.

The Company's process for determining the appropriate level of the allowance for loan losses is designed to account for credit deterioration as it occurs. The provision for loan losses reflects loan quality trends, including the levels of and trends related to non-accrual loans, past due loans, potential problem loans, classified and criticized loans and net charge-offs or recoveries, among other factors.

Although management believes that, based on information currently available, the Company’s allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Company’s level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Company or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions at the time management determined the current level of the allowance for loan losses.

The following table details activity in the allowance for loan losses by portfolio for the three months ended March 31, 2017 and 2016, and the year ended December 31, 2016. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
March 31, 2017	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,717,749	$(193)	$-	$890	$1,718,446	$-	$1,718,446	$3,060,269	$220,230,142
Construction and land development	204,860	90,411	-	-	295,271	86,859	208,412	571,161	13,417,632
Residential	247,437	28,185	-	148	275,770	-	275,770	-	56,343,709
Commercial	125,260	(31,963)	-	-	93,297	-	93,297	155,296	20,738,777
Consumer	8,826	(817)	-	-	8,009	-	8,009	-	687,569
Unallocated	58,954	(35,623)	-	-	23,331	-	23,331	-	-
	$2,363,086	$50,000	$-	$1,038	$2,414,124	$86,859	$2,327,265	$3,786,726	$311,417,829

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
March 31, 2016	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,718,256	$96,026	$-	$-	$1,814,282	$-	$1,814,282	$2,425,089	$178,552,626
Construction and land development	306,982	(26,612)	-	-	280,370	129,452	150,918	2,219,985	11,068,961
Residential	322,084	(41,098)	-	54,888	335,874	-	335,874	-	53,530,926
Commercial	132,362	29,692	-	-	162,054	-	162,054	192,017	19,174,835
Consumer	7,900	1,133	-	-	9,033	-	9,033	-	839,852
Unallocated	95,861	(59,141)	-	-	36,720	-	36,720	-	-
	$2,583,445	$-	$-	$54,888	$2,638,333	$129,452	$2,508,881	$4,837,091	$263,167,200

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
December 31, 2016	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,718,256	$29,493	$(30,000)	$-	$1,717,749	$7,580	$1,710,169	$2,425,089	$203,719,987
Construction and land development	306,982	97,878	(200,000)	-	204,860	16,587	188,273	752,889	13,640,103
Residential	322,084	(184,773)	-	110,126	247,437	-	247,437	-	54,710,809
Commercial	132,362	93,383	(100,485)	-	125,260	-	125,260	164,766	21,988,007
Consumer	7,900	926	-	-	8,826	-	8,826	-	725,269
Unallocated	95,861	(36,907)	-	-	58,954	-	58,954	-	-
	$2,583,445	$-	$(330,485)	$110,126	$2,363,086	$24,167	$2,338,919	$3,342,744	$294,784,175

The provision for loan losses for the three months ended March 31, 2017 was $50,000, compared to $0 for the three months ended March 31, 2016. The increase was due to a larger loan portfolio during the three months ended March 31, 2017 compared to the same period in 2016.

During the three months ended March 31, 2017, the Company had no loan charge-offs and had recoveries of $1,038 from loans written off in prior periods. During the three months ended March 31, 2016, the Company had no loan charge-offs and had recoveries of $54,606 from loans written off in prior periods.

As of March 31, 2017, the Company had $10,636,290 of loans on a watch list, other than impaired loans, for which the borrowers have the potential for experiencing financial difficulties. As of December 31, 2016, the Company had $12,019,814 of such loans. These loans are subject to ongoing management attention and their classifications are reviewed regularly.

Investment Securities

Investment securities decreased $1,033,292 or 2.0% to $51,340,275 at March 31, 2017 from $52,373,567 at December 31, 2016. At March 31, 2017 and December 31, 2016, the Company had classified 65% and 66%, respectively, of the investment portfolio as available for sale. The balance of the portfolio was classified as held to maturity.

Securities classified as available for sale are held for an indefinite period of time and may be sold in response to changing market and interest rate conditions as part of the Company’s asset/liability management strategy. Available for sale securities are carried at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity, net of income taxes. Securities classified as held to maturity, which management has both the positive intent and ability to hold to maturity, are reported at amortized cost. The Company does not currently follow a strategy of making security purchases with a view to near-term sales, and, therefore, does not own trading securities. The Company manages the investment portfolio within policies that seek to achieve desired levels of liquidity, manage interest rate sensitivity, meet earnings objectives, and provide required collateral for deposit and borrowing activities.

The following table sets forth the carrying value of investment securities at March 31, 2017 and December 31. 2016:

	March 31,	December 31,
	2017	2016
Available for sale
State and municipal	$1,562,700	$1,566,327
Mutual fund	495,216	492,243
SBA pools	2,798,485	2,263,834
Mortgage-backed securities	28,377,892	30,063,535
	$33,234,293	$34,385,939

Held to maturity
State and municipal	$18,105,982	$17,987,628

The following table sets forth the scheduled maturities of investment securities at March 31, 2017:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Within 1 year	$510,118	$495,216	$-	$-
Over 1 to 5 years	-	-	-	-
Over 5 to 10 years	1,136,164	1,161,889	2,653,865	2,701,525
Over 10 years	378,429	400,811	15,452,117	15,326,411
	2,024,711	2,057,916	18,105,982	18,027,936
SBA Pools	2,819,077	2,798,485	-	-
Mortgage-backed securities	28,846,954	28,377,892	-	-
	$33,690,742	$33,234,293	$18,105,982	$18,027,936

SBA pools and mortgage-backed securities are due in monthly installments.

Other Real Estate Owned

Other real estate owned at March 31, 2017 and December 31, 2016 included one property with a carrying value of $414,000. The property is land in Cecil County, Maryland and was acquired through foreclosure in 2007. The property consists of 10.43 acres earmarked for townhouse and single family residential housing development. The property is being actively marketed for sale.

Deposits

Total deposits increased by $12,909,678 or 4.3% during 2017 to $315,624,814 at March 31, 2017 from $302,715,136 at December 31, 2016. The increase in deposits was due to a $3,476,882 increase in interest bearing checking accounts, a $3,310,362 increase in savings accounts, and an $11,995,096 increase in time deposits, offset by a $1,721,638 decrease in money market accounts and a $4,151,024 decrease in noninterest-bearing accounts.

The following table shows the average balances and average costs of deposits for the three months ended March 31, 2017 and 2016:

	March 31, 2017		March 31, 2016
	Average Balance	Cost	Average Balance	Cost

Noninterest bearing demand deposits	$59,058,250	0.00%	$55,729,701	0.00%
Interest bearing demand deposits	39,751,515	0.13%	35,154,355	0.13%
Savings and money market deposits	105,968,181	0.23%	89,791,734	0.23%
Time deposits	100,942,832	0.94%	92,494,204	0.85%
	$305,720,778	0.41%	$273,169,994	0.38%

Liquidity Management

Liquidity describes our ability to meet financial obligations that arise out of the ordinary course of business. Liquidity is primarily needed to meet depositor withdrawal requirements, to fund loans, and to fund our other debts and obligations as they come due in the normal course of business. We maintain our asset liquidity position internally through short-term investments, the maturity distribution of the investment portfolio, loan repayments, and income from earning assets. On the liability side of the balance sheet, liquidity is affected by the timing of maturing liabilities and the ability to generate new deposits or borrowings as needed. The Bank is approved to borrow 75% of eligible pledged single family residential loans and 50% of eligible pledged commercial loans as well as investment securities, or approximately $53.3 million under a secured line of credit with the FHLB. The Bank also has a facility with the Federal Reserve Bank of Richmond (the “Reserve Bank”) under which the Bank can borrow approximately $30.3 million. Finally, the Bank has an $11,000,000 ($2,000,000 unsecured and $9,000,000 secured) overnight federal funds line of credit available from a commercial bank. FHLB advances of $13,000,000 and $9,000,000 were outstanding as of March 31, 2017 and December 31, 2016, respectively. There were no borrowings from the Reserve Bank or our commercial bank lender at March 31, 2017 and December 31, 2016. Management believes that we have adequate liquidity sources to meet all anticipated liquidity needs over the next 12 months. Management knows of no trend or event which is likely to have a material impact on our ability to maintain liquidity at satisfactory levels.

Borrowings and Other Contractual Obligations

The Company’s contractual obligations consist primarily of borrowings and operating leases for various facilities.

Securities sold under agreements to repurchase represent overnight borrowings from customers. Securities owned by the Company which are used as collateral for these borrowings are primarily U.S. government agency securities.

Specific information about the Company’s borrowings and contractual obligations is set forth in the following table:

		March 31,	December 31,
		2017	2016
Amount oustanding at period-end:
Securities sold under repurchase agreements		$28,037,122	$27,226,159
Federal Home Loan Bank advances		13,000,000	9,000,000
Federal Home Loan Bank advances mature in:
	2017	$2,000,000	$2,000,000
	2018	9,000,000	5,000,000
	2019	2,000,000	2,000,000
Weighted average rate paid at period-end:
Securites sold under repurchase agreements		0.66%	0.63%
Federal Home Loan Bank advances		1.17%	1.11%

Capital Resources and Adequacy

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional, discretionary actions by the regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.

The Basel III Capital Rules became effective for the Bank on January 1, 2015 (subject to a phase-in period for certain provisions). Quantitative measures established by the Basel III Capital Rules to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1 capital, Tier 1 capital, and Total capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to adjusted quarterly average assets (as defined).

Additional information regarding the capital requirements that apply to us can be found in Item 1 of the Form 10 under the heading, “Supervision and Regulation – Capital Requirements”.

The following table presents actual and required capital ratios as of March 31, 2017 and December 31, 2016 for the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of March 31, 2017 and December 31, 2016, based on the phase-in provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

			Minimum		To Be Well
(Dollars in thousands)	Actual		Capital Adequacy		Capitalized
March 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	42,159	12.75%	30,576	9.25%	33,055	10.00%
Tier 1 capital (to risk-weighted assets)	39,745	12.02%	23,965	7.25%	26,444	8.00%
Common equity tier 1 (to risk- weighted assets)	39,745	12.02%	19,006	5.75%	21,486	6.50%
Tier 1 leverage (to average assets)	39,745	10.29%	15,446	4.00%	19,307	5.00%

December 31, 2016

Total capital (to risk-weighted assets)	40,785	13.02%	27,024	8.63%	31,332	10.00%
Tier 1 capital (to risk-weighted assets)	38,422	12.26%	20,758	6.63%	25,066	8.00%
Common equity tier 1 (to risk-weighted assets)	38,422	12.26%	16,058	5.13%	20,366	6.50%
Tier 1 leverage (to average assets)	38,422	10.23%	15,025	4.00%	18,781	5.00%

The Company intends to fund future growth primarily with cash, federal funds, maturities of investment securities and deposit growth. Management knows of no other trend or event that will have a material impact on capital.

Off-Balance Sheet Arrangements

In the normal course of business, the Bank makes commitments to extend credit and issues standby letters of credit. Outstanding loan commitments, unused lines of credit, and letters of credit as of March 31, 2017 and December 31, 2016 are as follows:

	March 31,	December 31,
	2017	2016

Loan commitments
Construction and land development	$-	$250,000
Commercial	1,500,000	1,050,000
Commercial real estate	18,993,500	17,134,718
Residential	4,323,750	3,894,689
	$24,817,250	$22,329,407

Unused lines of credit
Home-equity lines	$3,489,950	$3,345,309
Commercial lines	30,586,470	27,182,226
	$34,076,420	$30,527,535

Letters of credit	$1,391,965	$1,281,848

Loan commitments and lines of credit are agreements to lend to a customer as long as there is no violation of any condition to the contract. Loan commitments generally have interest rates at current market amounts, fixed expiration dates, and may require payment of a fee. Lines of credit generally have variable interest rates. Such lines do not represent future cash requirements because it is unlikely that all customers will draw upon their lines in full at any time. Letters of credit are commitments issued to guarantee the performance of a customer to a third party.

The maximum exposure to credit loss in the event of nonperformance by the customer is the contractual amount of the commitment. Loan commitments, lines of credit and letters of credit are made on the same terms, including collateral, as outstanding loans. Management is not aware of any accounting loss that is likely to be incurred as a result of funding its credit commitments.

RESULTS OF OPERATIONS

General

Net income for the three months ended March 31, 2017 was $983,557, compared to $936,468 for the same period in 2016. The increase of $47,089 or 5.0% was due to a $133,915 increase in net interest income and a $159,082 decrease in income taxes, offset by a $160,503 increase in noninterest expense, a $35,405 decrease in noninterest income, and a $50,000 increase in the provision for loan losses.

Net Interest Income

Net interest income, which is the difference between interest income on loans and investments and interest expense on deposits and borrowings, was $3,590,899 for the three months ended March 31, 2017, compared to $3,456,984 for the same period in 2016.

Total interest income for the three months ended March 31, 2017 was $3,976,612, compared to $3,771,580 for the same period in 2016, an increase of $205,032 or 5.4%.

Total interest income on loans for the three months ended March 31, 2017 increased $150,679 over the same period in 2016 due to a $33.7 million higher average loan balance for the first three months of 2017 versus the same period of 2016, offset by a lower loan yield of 4.71% for the first three months of 2017 versus 5.07% for the same period of 2016. Investment income for the first three months of 2017 increased by $54,482 or 18.9% when compared to the same period in 2016 due to an $8.0 million higher average investment balance and an increase in fully-taxable equivalent yield to 3.25% for three months ended March 31, 2017, compared to 3.16% for the same period in 2016. The fully-taxable equivalent yield on total interest-earning assets decreased 29 basis points to 4.45% for the first three months of 2017, compared to 4.74% for the same period in 2016. The average balance of total interest-earning assets increased by $41.0 million to $364.5 million for the three months ended March 31, 2017, compared to $323.5 million for the same period in 2016.

Total interest expense for the three months ended March 31, 2017 was $385,713, compared to $314,596 for the same period in 2016, an increase of $133,915 or 3.9%. The increase was due to a higher overall cost of funds of 0.54% for the three months ended March 31, 2017, compared to 0.50% for the same period in 2016, and a $35.7 million increase in the average balance of interest-bearing liabilities to $285.5 million in the first three months of 2017, compared to $249.8 million in the same period of 2016. Cost of funds for time deposits increased to 0.94% for the three months ended March 31, 2017 from 0.85% for the same period of 2016. Securities sold under repurchase agreements cost of funds also increased to 0.64% for the first three months of 2017 from 0.55% for the first three months of 2016. FHLB advances cost of funds also increased to 1.14% for the first three months of 2017 from 0.91% for the first three months of 2016.

Average noninterest-earning assets decreased by $0.4 million to $20.1 million in the first three months of 2017, compared to $20.5 million in the same period in 2016. Average noninterest-bearing deposits increased by $3.4 million to $59.1 million during the first three months of 2017, compared to $55.7 million in the same period in 2016. The average balance in stockholders’ equity increased by $1.8 million for the three months ended March 31, 2017, when compared with the same period in 2016.

The FRB has raised rates three times in the last 18 months. The cost of deposits and borrowings has increased slightly over that time. However, the yields on loans and investments continue to decline as those with higher rates mature or payoff and are replaced by lower yielding loans and investments. Management anticipates that the FRB will continue to raise rates over the next few years. Management will closely monitor its asset-liability position so that it can respond to any future changes in interest rates and/or changes to the Bank’s interest rate spread.

The following table sets forth information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities for the three-month periods ended March 31, 2017 and 2016. Average balances are also provided for noninterest-earning assets and noninterest-bearing liabilities.

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
Assets:
Loans	$307,096,033	$3,616,168	4.71%	$273,349,562	$3,465,489	5.07%
Securities, taxable	34,014,229	197,062	2.32%	30,553,744	183,844	2.41%
Securities, tax exempt	17,901,848	224,801	5.02%	13,319,970	162,631	4.88%
Federal funds sold and other interest-earning assets	5,528,477	18,292	1.32%	6,314,900	18,495	1.17%
Total interest-earning assets	364,540,587	4,056,323	4.45%	323,538,176	3,830,459	4.74%
Noninterest-earning assets	20,083,279			20,476,754
Total assets	$384,623,866			$344,014,930

Liabilities and Stockholders’ Equity:
NOW, savings, and money market	$145,719,697	73,358	0.20%	$124,946,089	62,323	0.20%
Certificates of deposit	100,942,832	237,447	0.94%	92,494,204	197,348	0.85%
Securities sold under repurchase agreements	28,853,833	46,515	0.64%	20,625,580	28,471	0.55%
FHLB advances and other borrowings	9,966,667	28,393	1.14%	11,681,319	26,454	0.91%
Total interest-bearing liabilities	285,483,029	385,713	0.54%	249,747,192	314,596	0.50%

Noninterest-bearing deposits	59,058,250			55,729,701
Noninterest-bearing liabilities	1,378,567			1,607,429
Total liabilities	345,919,846			307,084,322
Stockholders' equity	38,704,020			36,930,608
Total liabilities and stockholders' equity	$384,623,866			$344,014,930

Net interest income		$3,670,610			$3,515,863

Interest rate spread			3.91%			4.23%

Net yield on interest-earning assets			4.03%			4.35%
Ratio of average interest-earning assets to
Average interest-bearing liabilities			127.69%			129.55%

Interest on tax-exempt securities and other tax-exempt investments are reported on fully taxable equivalent basis.

Noninterest Income

Noninterest income for the three months ended March 31, 2017 was $303,044, compared to $338,449 for the same period in 2017, a decrease of $35,405 or 10.5%. Decreases of $13,294 in service charges on deposit accounts and $18,151 in mortgage banking income were the primary drivers of the decline.

Noninterest Expense

Noninterest expenses for the three months ended March 31, 2017 totaled $2,503,268, compared to $2,341,765 for the same period in 2016, an increase of $160,503 or 6.9%. The increase was due primarily to increases in salaries and benefits of $86,951, occupancy and furniture and equipment of $36,962 and in other expenses of $36,590. The salary and benefit increase was attributable to several new positions, annual salary increases, and rising health care costs.

Income Tax Expense

Our income tax expense for the three months ended March 31, 2017 was $357,118, compared to $516,200 for the same period in 2016. The effective tax rate was 26.7% for the three months ended March 31, 2017, compared to 35.5% for the same period in 2016. The decline is due to higher tax exempt revenue in the first quarter of 2017 compared to the first quarter of 2016.

Item 3. - Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk is interest rate fluctuation and we have procedures in place to evaluate and mitigate this risk. This market risk and our procedures are described in Item 2 of the Form 10 under the heading, “Interest Rate Risk”, which provides information as of December 31, 2016. Management believes that no material changes in our procedures used to evaluate and mitigate these risks have occurred since December 31, 2016.

Item 4. - Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act with the SEC, such as this Quarterly Report, is recorded, processed, summarized and reported within the periods specified in those rules and forms, and that such information is accumulated and communicated to our management, including Farmers and Merchants Bancshares, Inc.’s principal executive officer (“CEO”) and the principal accounting officer (“CFO”), as appropriate, to allow for timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

An evaluation of the effectiveness of these disclosure controls as of March 31, 2017 was carried out under the supervision and with the participation of management, including the CEO and the CFO. Based on that evaluation, management, including the CEO and the CFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the quarter ended March 31, 2017, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 1A.    Risk Factors

The risks and uncertainties to which our financial condition and operations are subject are discussed in detail in the Form 10. Management does not believe that any material changes in our risk factors have occurred since they were last disclosed.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

None.

Item 6.   Exhibits

The exhibits filed or furnished with this quarterly report are listed in the Exhibit Index that follows the signatures, which index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS AND MERCHANTS BANCSHARES, INC.

Date:	June 2, 2017	/s/ James R. Bosley, Jr.
James R. Bosley, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date	June 2, 2017	/s/ Mark C. Krebs
Mark C. Krebs, Treasurer and Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

31.1	Certifications of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)
31.2	Certifications of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)
32	Certification of the Principal Executive Officer and the Principal Accounting Office pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)
101	Interactive Data Files pursuant to Rule 405 of Regulation S-T (filed herewith)

