Form 10-Q
period 2017-06-30
Farmers & Merchants Bancshares, Inc.
filed 2017-08-11
CIK 1698022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,659,460 as of August 11, 2017.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

PART I- FINANCIAL INFORMATION

Item 1 – Financial Statements

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30,	December 31,
	2017	2016
	(Unaudited)
Assets

Cash and due from banks	$8,069,467	$12,334,358
Federal funds sold and other interest-bearing deposits	1,064,038	978,557
Cash and cash equivalents	9,133,505	13,312,915
Certificate of deposit in other bank	100,000	100,000
Securities available for sale	31,773,618	34,385,939
Securities held to maturity	18,747,947	17,987,628
Federal Home Loan Bank stock, at cost	1,106,100	778,300
Mortgage loans held for sale	473,500	884,500
Loans, less allowance for loan losses of $2,490,013 and $2,363,086	324,044,052	295,286,572
Premises and equipment	5,301,948	5,449,678
Accrued interest receivable	942,647	956,963
Deferred income taxes	956,886	1,029,019
Other real estate owned	414,000	414,000
Bank owned life insurance	6,807,247	6,721,003
Other assets	576,405	2,524,842
	$400,377,855	$379,831,359

Liabilities and Stockholders' Equity

Deposits
Noninterest-bearing	$60,837,900	$62,791,835
Interest-bearing	257,005,012	239,923,301
Total deposits	317,842,912	302,715,136
Securities sold under repurchase agreements	21,003,860	27,226,159
Federal Home Loan Bank of Atlanta advances	18,000,000	9,000,000
Accrued interest payable	186,963	141,903
Other liabilities	2,102,661	1,735,884
	359,136,396	340,819,082

Stockholders' equity
Common stock, par value $.01 per share, authorized 5,000,000 shares; issued and outstanding 1,656,390 shares in 2017 and 2016	16,564	16,564
Additional paid-in capital	26,562,919	26,562,919
Retained earnings	14,831,545	12,713,099
Accumulated other comprehensive income	(169,569)	(280,305)
	41,241,459	39,012,277
	$400,377,855	$379,831,359

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30,		Six Month Ended June 30,
	2017	2016	2017	2016

Interest income
Loans, including fees	$3,765,062	$3,383,179	$7,381,230	$6,848,668
Investment securities - taxable	173,807	207,362	369,552	389,142
Investment securities - tax exempt	154,853	123,185	302,107	229,922
Federal funds sold and other interest earning assets	28,038	17,434	45,483	35,008
Total interest income	4,121,760	3,731,160	8,098,372	7,502,740

Interest expense
Deposits	332,879	265,878	643,684	525,549
Securities sold under repurchase agreements	37,772	32,428	84,287	60,899
Federal Home Loan Bank advances and other borrowings	41,967	24,234	70,360	50,688
Total interest expense	412,618	322,540	798,331	637,136
Net interest income	3,709,142	3,408,620	7,300,041	6,865,604

Provision for loan losses	75,000	-	125,000	-

Net interest income after provision for loan losses	3,634,142	3,408,620	7,175,041	6,865,604

Noninterest income
Service charges on deposit accounts	176,110	180,878	353,000	371,062
Mortgage banking income	50,952	86,205	108,733	162,137
Bank owned life insurance income	43,328	45,847	86,244	88,544
Gain on sale of SBA loan	217,563	-	217,563	-
Other fees and commissions	33,785	28,136	59,242	62,408
Total noninterest income	521,738	341,066	824,782	684,151

Noninterest expense
Salaries	1,232,977	1,116,375	2,391,872	2,212,281
Employee benefits	323,626	303,095	679,167	634,674
Occupancy	167,618	159,347	351,421	330,607
Furniture and equipment	169,887	165,253	334,656	305,603
Other	680,879	595,542	1,321,139	1,199,212
Total noninterest expense	2,574,987	2,339,612	5,078,255	4,682,377

Income before income taxes	1,580,893	1,410,074	2,921,568	2,867,378
Income taxes	446,004	496,597	803,122	1,014,722
Net income	$1,134,889	$913,477	$2,118,446	$1,852,656

Earnings per share - basic and diluted	$0.69	$0.55	$1.28	$1.12

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net income	$1,134,889	$913,477	$2,118,446	$1,852,656

Other comprehensive income, net of income taxes:

Securities available for sale
Net unrealized gain arising during the period	176,423	162,581	182,869	585,073
Income tax expense relating to investment securities available for sale	69,590	64,130	72,133	230,782
Total other comprehensive income	106,833	98,451	110,736	354,291

Total comprehensive income	$1,241,722	$1,011,928	$2,229,182	$2,206,947

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Six months ended June 30, 2017 and 2016

(Unaudited except for year-end amounts)

			Additional		Accumulated other	Total
	Common stock		paid-in	Retained	comprehensive	stockholders'
	Shares	Par value	capital	earnings	income	equity
Balance, December 31, 2015	1,647,541	$16,475,415	$9,889,659	$9,960,410	$(102,123)	$36,223,361

Net income	-	-	-	1,852,656	-	1,852,656
Unrealized gain on securities available for sale net of income tax expense of $230,782	-	-	-	-	354,291	354,291
Cash dividends, $0.34 per share	-	-	-	(560,164)	-	(560,164)
Dividends reinvested	8,860	88,597	126,075	-	-	214,672

Balance, June 30, 2016	1,656,401	$16,564,012	$10,015,734	$11,252,902	$252,168	$38,084,816

Balance, December 31, 2016	1,656,390	$16,564	$26,562,919	$12,713,099	$(280,305)	$39,012,277

Net income	-	-	-	2,118,446	-	2,118,446
Unrealized gain on securities available for sale net of income tax expense of $72,133	-	-	-	-	110,736	110,736

Balance, June 30, 2017	1,656,390	$16,564	$26,562,919	$14,831,545	$(169,569)	$41,241,459

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statement

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

Six Months Ended June 30,	2017	2016

Cash flows from operating activities
Interest received	$8,194,288	$7,498,206
Fees and commissions received	738,538	595,608
Interest paid	(753,271)	(644,475)
Proceeds from sale of mortgage loans held for sale	5,244,483	7,404,341
Origination of mortgage loans held for sale	(4,833,483)	(8,524,391)
Cash paid to suppliers and employees	(2,548,389)	(3,802,103)
Income taxes paid, net of refunds received	(767,251)	(1,220,863)
	5,274,915	1,306,323

Cash flows from investing activities
Proceeds from maturity and call of securities
Available for sale	3,858,368	3,415,953
Held to maturity	1,054,308	748,926
Proceeds from sale of securities
Available for sale	-	298,379
Purchase of securities
Available for sale	(1,132,225)	(15,338,753)
Held to maturity	(1,805,923)	(2,798,480)
Loans made to customers, net of principal collected	(28,969,240)	(16,735,125)
(Purchase) redemption of stock in FHLB of Atlanta	(327,800)	(232,700)
Purchases of premises, equipment and software	(37,290)	(81,128)
	(27,359,802)	(30,722,928)

Cash flows from financing activities
Net increase (decrease) in
Noninterest-bearing deposits	(1,953,935)	3,636,124
Interest-bearing deposits	17,081,711	8,019,277
Securities sold under repurchase agreements	(6,222,299)	4,179,079
Federal Home Loan Bank of Atlanta advances	9,000,000	5,000,000
Dividends paid, net of reinvestments	-	(345,492)
	17,905,477	20,488,988

Net increase (decrease) in cash and cash equivalents	(4,179,410)	(8,927,617)

Cash and cash equivalents at beginning of period	13,312,915	20,192,839
Cash and cash equivalents at end of period	$9,133,505	$11,265,222

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

Six Months Ended June 30,	2017	2016

Reconciliation of net income to net cash provided by operating activities
Net income	$2,118,446	$1,852,656
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	216,767	223,692
Provision for loan losses	125,000	-
Mutual fund dividend reinvested	(5,160)	-
Decrease (increase) in mortgage loans held for sale	411,000	(1,120,050)
Amortization of premiums and accretion of discounts, net	65,503	79,136
Increase (decrease) in
Deferred loan fees	86,760	48,052
Accrued interest payable	45,060	(7,339)
Other liabilities	366,777	334,154
Decrease (increase) in
Accrued interest receivable	14,316	(52,586)
Bank owned life insurance cash surrender value	(86,244)	(88,543)
Other assets	1,916,690	37,151
	$5,274,915	$1,306,323

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods have been made. Such adjustments were normal and recurring in nature. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2017 or any other interim period. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2016, which are included in Farmers and Merchants Bancshares, Inc.’s Registration Statement on Form 10 that was filed pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (File No. 000-55756).

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

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

2.	Basis of Presentation (continued)

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” The amendments in this ASU are intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Statements Codification and improves current GAAP by placing more emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (CIE), and changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or Variable Interest Entities. The amendments in the ASU are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. ASU 2015-02 may be applied retrospectively in previously issued financial statements for one or more years with a cumulative-effect adjustment to retained earnings as of the beginning of the first year restated. The Company does not expect the adoption of ASU 2015-02 to have a material impact on its financial statements.

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

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

2.	Basis of Presentation (continued)

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 841).” Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently assessing the impact that ASU 2016-02 will have on its financial statements.

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

In March 2017, the FASB issued ASU 2017-08, “Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20)—Premium Amortization on Purchased Callable Debt Securities.” ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. ASU 2017-08 will be effective for fiscal years beginning after December 15, 2018 and is not expected to have a significant impact on our financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3.	Investment Securities

Investment securities are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
June 30, 2017	cost	gains	losses	value

Available for sale

State and municipal	$1,513,322	$54,411	$8,348	$1,559,385
Mutual fund	512,772	-	10,671	502,101
SBA pools	3,339,304	-	14,675	3,324,629
Mortgage-backed securities	26,688,244	29,469	330,210	26,387,503
	$32,053,642	$83,880	$363,904	$31,773,618

Held to maturity

State and municipal	$18,747,947	$249,372	$164,747	$18,832,572

	Amortized	Unrealized	Unrealized	Fair
December 31, 2016	cost	gains	losses	value

Available for sale

State and municipal	$1,515,863	$62,512	$12,048	$1,566,327
Mutual fund	507,612	-	15,369	492,243
SBA pools	2,280,415	-	16,581	2,263,834
Mortgage-backed securities	30,544,941	20,139	501,545	30,063,535
	$34,848,831	$82,651	$545,543	$34,385,939

Held to maturity

State and municipal	$17,987,628	$163,239	$317,068	$17,833,799

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

3.	Investment Securities (continued)

Contractual maturities, shown below, will differ from actual maturities because borrowers and issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
June 30, 2017	cost	value	cost	value

Within one year	$512,772	$502,101	$-	$-
Over one to five years	-	-	315,352	315,981
Over five to ten years	1,135,407	1,162,294	1,665,943	1,716,655
Over ten years	377,915	397,091	16,766,652	16,799,936
	2,026,094	2,061,486	18,747,947	18,832,572
Mortgage-backed securities and SBA pools, due in monthly installments	30,027,548	29,712,132	-	-
	$32,053,642	$31,773,618	$18,747,947	$18,832,572

December 31, 2016

Within one year	$507,612	$492,243	$-	$-
Over one to five years	-	-	-	-
Over five to ten years	1,136,919	1,163,288	2,657,130	2,702,121
Over ten years	378,944	403,039	15,330,498	15,131,678
	2,023,475	2,058,570	17,987,628	17,833,799
Mortgage-backed securities and SBA pools, due in monthly installments	32,825,356	32,327,369	-	-
	$34,848,831	$34,385,939	$17,987,628	$17,833,799

Securities with a carrying value of $32,305,784 and $39,818,557 as of June 30, 2017 and December 31, 2016, respectively, were pledged as collateral for Federal Home Loan Bank advances, government deposits and securities sold under repurchase agreements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

3.	Investment Securities (continued)

The following table sets forth the Company's gross unrealized losses on a continuous basis for investment securities, by category and length of time, at June 30, 2017 and December 31, 2016.

June 30, 2017	Less than 12 months		12 months or more		Total
Description of investments	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

State and municipal	$3,452,959	$164,747	$255,847	$8,348	$3,708,806	$173,095
Mutual fund	502,101	10,671	-	-	502,101	10,671
SBA pools	2,761,390	14,675	-	-	2,761,390	14,675
Mortgage-backed securities	19,711,203	242,117	3,418,657	88,093	23,129,860	330,210
Total	$26,427,653	$432,210	$3,674,504	$96,441	$30,102,157	$528,651

December 31, 2016	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
Description of investments	Fair value	losses	Fair value	losses	Fair value	losses

State and municipal	$8,558,230	$329,116	$-	$-	$8,558,230	$329,116
Mutual fund	492,243	15,369	-	-	492,243	15,369
SBA pools	2,263,834	16,581	-	-	2,263,834	16,581
Mortgage-backed securities	26,726,037	473,451	1,353,900	28,094	28,079,937	501,545
Total	$38,040,344	$834,517	$1,353,900	$28,094	$39,394,244	$862,611

Management has the ability and intent to hold securities classified as held to maturity until they mature, at which time the Company should receive full value for the securities. As of June 30, 2017 and December 31, 2016, management did not have the intent to sell any of the securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased as well as other market conditions for each particular security based upon the structure and remaining principal balance. The fair values of the investment securities are expected to recover as the securities approach their maturity dates or repricing dates or if market yields for such investments decline. Based on the these factors, as of June 30, 2017 and December 31, 2016, management believes the unrealized losses detailed in the table above are temporary and, accordingly, none of these unrealized losses have been recognized in the Company’s consolidated statement of income.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

4.	Loans

Major categories of loans are as follows:

	June 30,	December 31,
	2017	2016

Real estate:
Commercial	$232,689,042	$206,145,076
Construction and land development	15,165,125	14,392,992
Residential	57,961,821	54,710,809
Commercial	20,614,670	22,152,773
Consumer	667,428	725,269
	327,098,086	298,126,919
Less: Allowance for loan losses	2,490,013	2,363,086
Deferred origination fees net of costs	564,021	477,261
	$324,044,052	$295,286,572

Non-accrual loans, segregated by class of loans, were as follows:

	June 30,	December 31,
	2017	2016

Construction and land development	$573,820	$752,889

At June 30, 2017, the Company had two nonaccrual construction and land development loans to one borrower totaling $573,820. The loans were secured by real estate and business assets, and were personally guaranteed. Gross interest income of $16,737 would have been recorded in the first six months of 2017 if these nonaccrual loans had been current and performing in accordance with the original terms. The Company allocated $37,700 of its allowance for loan losses for these nonaccrual loans as of June 30, 2017. The balance of nonaccrual loans was net of charge-offs of $400,000 at June 30, 2017.

At June 30, 2016, the Company had three nonaccrual loans totaling $1,109,348. Two of the loans were construction and land development loans to one borrower totaling $1,008,863, secured by real estate and business assets, and were personally guaranteed. The third loan was a commercial loan of $100,485 that was secured by business assets and was personally guaranteed. Gross interest income of $23,071 would have been recorded in the first six months of 2016 if these nonaccrual loans had been current and performing in accordance with the original terms.

At December 31, 2016, the Company had two nonaccrual construction and land development loans to one borrower totaling $752,889. The loans were secured by real estate and business assets, and were personally guaranteed. The Company allocated $16,587 of its allowance for loan losses for these nonaccrual loans as of December 31, 2016. The balance of nonaccrual loans was net of charge-offs of $400,000 at December 31, 2016.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

4.	Loans (Continued)

An age analysis of past due loans, segregated by type of loan, is as follows:

			90 Days				Past Due 90
	30 - 59 Days	60 - 89 Days	or More	Total		Total	Days or More
	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing
June 30, 2017
Real estate:
Commercial	$-	$-	$-	$-	$232,689,042	$232,689,042	$-
Construction and land development	-	-	573,820	573,820	14,591,305	15,165,125	-
Residential	75,824	-	-	75,824	57,885,997	57,961,821	-
Commercial	-	-	-	-	20,614,670	20,614,670	-
Consumer	-	-	-	-	667,428	667,428	-
Total	$75,824	$-	$573,820	$649,644	$326,448,442	$327,098,086	$-

December 31, 2016
Real estate:
Commercial	$-	$-	$-	$-	$206,145,076	$206,145,076	$-
Construction and land development	-	-	752,889	752,889	13,640,103	14,392,992	-
Residential	824,554	-	-	824,554	53,886,255	54,710,809	-
Commercial	48,719	-	-	48,719	22,104,054	22,152,773	-
Consumer	-	-	-	-	725,269	725,269	-
Total	$873,273	$-	$752,889	$1,626,162	$296,500,757	$298,126,919	$-

Impaired loans, segregated by class of loans, are set forth in the following table:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded	Interest
	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
June 30, 2017
Real estate:
Commercial	$3,136,252	$3,136,252	$-	$3,136,252	$-	$2,780,671	$79,068
Construction and land development	973,820	-	573,820	573,820	37,700	663,355	-
Commercial	145,719	145,719	-	145,719	-	155,243	5,558
	$4,255,791	$3,281,971	$573,820	$3,855,791	$37,700	$3,599,269	$84,626

December 31, 2016
Real estate:
Commercial	$2,455,090	$2,183,509	$241,580	$2,425,089	$7,580	$2,332,568	$125,260
Construction and land development	1,152,889	-	752,889	752,889	16,587	854,851	-
Commercial	164,766	164,766	-	164,766	-	184,201	14,442
	$3,772,745	$2,348,275	$994,469	$3,342,744	$24,167	$3,371,620	$139,702

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

At June 30, 2017, the Company had four loans classified as a troubled debt restructuring. All are included in impaired loans above. The first is a commercial real estate loan with a balance of $2,186,252. The second is a commercial loan with a balance of $145,719. The final two loans with a combined principal balance of $950,000 are commercial real estate loans to the same borrower that were restructured during the six months ended June 30, 2017. All four loans are paying as agreed.

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

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Doubtful

A doubtful loan has all the weaknesses inherent in a substandard loan with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable or improbable.

Loans by credit grade, segregated by loan type, are as follows:

		Above			Pass	Special
June 30, 2017	Excellent	average	Average	Acceptable	watch	mention	Substandard	Doubtful	Total

Real estate:
Commercial	$-	$8,142,458	$129,340,463	$73,954,685	$11,969,140	$4,854,743	$4,427,553	$-	$232,689,042
Construction and land development	-	176,051	8,167,830	2,685,161	2,488,322	1,073,941	573,820	-	15,165,125
Residential	74,468	1,903,097	38,064,664	15,553,712	1,708,829	-	657,051	-	57,961,821
Commercial	1,616,401	110,685	15,963,821	2,278,628	499,416	145,719	-	-	20,614,670
Consumer	14,473	109,002	432,961	82,852	-	-	3,240	24,900	667,428
	$1,705,342	$10,441,293	$191,969,739	$94,555,038	$16,665,707	$6,074,403	$5,661,664	$24,900	$327,098,086

December 31, 2016	Excellent	Above average	Average	Acceptable	Pass watch	Special mention	Substandard	Doubtful	Total

Real estate:
Commercial	$-	$9,584,756	$147,668,371	$32,474,566	$3,883,813	$8,644,563	$3,889,007	$-	$206,145,076
Construction and land development	-	178,078	10,178,876	2,039,090	-	153,611	1,843,337	-	14,392,992
Residential	110,142	2,811,362	42,715,571	8,059,118	351,182	-	663,434	-	54,710,809
Commercial	1,666,880	77,745	18,469,572	1,228,598	545,212	164,766	-	-	22,152,773
Consumer	42,577	121,306	476,465	51,339	-	-	3,840	29,742	725,269
	$1,819,599	$12,773,247	$219,508,855	$43,852,711	$4,780,207	$8,962,940	$6,399,618	$29,742	$298,126,919

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

The following table details activity in the allowance for loan losses by portfolio for the six months ended June 30, 2017 and 2016, and the year ended December 31, 2016. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
June 30, 2017	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,717,749	$120,972	$-	$1,780	$1,840,501	$-	$1,840,501	$3,136,252	$229,552,790
Construction and land development	204,860	59,606	-	-	264,466	37,700	226,766	573,820	14,591,305
Residential	247,437	12,253	-	147	259,837	-	259,837	-	57,961,821
Commercial	125,260	(27,036)	-	-	98,224	-	98,224	145,719	20,468,951
Consumer	8,826	(1,377)	-	-	7,449	-	7,449	-	667,428
Unallocated	58,954	(39,418)	-	-	19,536	-	19,536	-	-
	$2,363,086	$125,000	$-	$1,927	$2,490,013	$37,700	$2,452,313	$3,855,791	$323,242,295

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
June 30, 2016	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,718,256	$55,321	$-	$-	$1,773,577	$-	$1,773,577	$2,206,045	$195,659,998
Construction and land development	306,982	265	-	-	307,247	173,652	133,595	1,008,862	13,114,390
Residential	322,084	(109,032)	-	55,027	268,079	-	268,079	-	53,025,508
Commercial	132,362	122,851	-	-	255,213	100,485	154,728	283,596	21,952,044
Consumer	7,900	1,406	-	-	9,306	-	9,306	-	803,047
Unallocated	95,861	(70,811)	-	-	25,050	-	25,050	-	-
	$2,583,445	$-	$-	$55,027	$2,638,472	$274,137	$2,364,335	$3,498,503	$284,554,987

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
December 31, 2016	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,718,256	$29,493	$(30,000)	$-	$1,717,749	$7,580	$1,710,169	$2,425,089	$203,719,987
Construction and land development	306,982	97,878	(200,000)	-	204,860	16,587	188,273	752,889	13,640,103
Residential	322,084	(184,773)	-	110,126	247,437	-	247,437	-	54,710,809
Commercial	132,362	93,383	(100,485)	-	125,260	-	125,260	164,766	21,988,007
Consumer	7,900	926	-	-	8,826	-	8,826	-	725,269
Unallocated	95,861	(36,907)	-	-	58,954	-	58,954	-	-
	$2,583,445	$-	$(330,485)	$110,126	$2,363,086	$24,167	$2,338,919	$3,342,744	$294,784,175

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

5.	Capital Standards

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

Under the revised prompt corrective action requirements, as of January 1, 2015, insured depository institutions are required to meet the following in order to qualify as "well capitalized:" (1) a common equity Tier 1 risk-based capital ratio of 6.5%; (2) a Tier 1 risk-based capital ratio of 8%; (3) a total risk-based capital ratio of 10%; and (4) a Tier 1 leverage ratio of 5%. Management believes that, as of June 30, 2017, the Bank met all capital adequacy requirements under the Basel III Capital Rules.

The implementation of the capital conservation buffer began on January 1, 2016, at the 0.625% level and is to be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). The Basel III Capital Rules also provide for a "countercyclical capital buffer" that is applicable to only certain covered institutions and does not have current applicability to the Bank. Management believes that, as of June 30, 2017, the Bank met all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.

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

The following table presents actual and required capital ratios as of June 30, 2017 and December 31, 2016, for the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of June 30, 2017 and December 31, 2016, based on the phase-in provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

5.	Capital Standards (continued)

As of June 30, 2017, the most recent notification from the FDIC has categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain ratios as set forth in the table. Management is not aware of any changes in conditions or other events since that notification that are likely to change the Bank's category.

The FDIC, through formal or informal agreement, has the authority to require an institution to maintain higher capital ratios than those provided by statute, to be categorized as well capitalized under the regulatory framework for prompt corrective action.

			Minimum		To Be Well
(Dollars in thousands)	Actual		Capital Adequacy		Capitalized
June 30, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	43,100	12.69%	31,408	9.25%	33,954	10.00%
Tier 1 capital (to risk-weighted assets)	40,610	11.96%	24,617	7.25%	27,164	8.00%
Common equity tier 1 (to risk-weighted assets)	40,610	11.96%	19,524	5.75%	22,070	6.50%
Tier 1 leverage (to average assets)	40,610	10.27%	15,824	4.00%	19,780	5.00%

			Minimum		To Be Well
(Dollars in thousands)	Actual		Capital Adequacy		Capitalized
December 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	41,385	13.18%	27,076	8.63%	31,392	10.00%
Tier 1 capital (to risk-weighted assets)	39,022	12.43%	20,797	6.63%	25,114	8.00%
Common equity tier 1 (to risk-weighted assets)	39,022	12.43%	16,089	5.13%	20,405	6.50%
Tier 1 leverage (to average assets)	39,022	10.39%	15,025	4.00%	18,781	5.00%

Capital ratios of the Company are substantially the same as the Bank’s.

6.	Fair Value

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

The following table summarizes financial assets measured at fair value on a recurring and nonrecurring basis as of June 30, 2017 and December 31, 2016, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

6.	Fair Value (continued)

	Carrying Value:
	Level 1	Level 2	Level 3	Total
June 30, 2017

Recurring
Available for sale securities
State and municipal	$-	$1,559,385	$-	$1,559,385
Mutual Fund	502,101	-	-	502,101
SBA pools	-	3,324,629	-	3,324,629
Mortgage-backed securities	-	26,387,503	-	26,387,503
	$502,101	$31,271,517	$-	$31,773,618
Nonrecurring
Other real estate owned	$-	$-	$414,000	$414,000
Impaired loans	-	-	3,818,091	3,818,091

December 31, 2016

Recurring
Available for sale securities
State and municipal	$-	$1,566,327	$-	$1,566,327
Mutual Fund	492,243	-	-	492,243
SBA pools	-	2,263,834	-	2,263,834
Mortgage-backed securities	-	30,063,535	-	30,063,535
	$492,243	$33,893,696	$-	$34,385,939
Nonrecurring
Other real estate owned	$-	$-	$414,000	$414,000
Impaired loans	-	-	3,318,577	3,318,577

Reconciliation of Level 3 Inputs

	Other Real	Impaired
	Estate Owned	Loans

December 31, 2016 balance	$414,000	$3,318,577
Additions	-	667,331
Advances	-	602,604
Loan loss provision	-	(13,533)
Principal payments received	-	(756,888)
June 30, 2017 balance	$414,000	$3,818,091

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

6.	Fair Value (continued)

The estimated fair value of financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of the valuation inputs were as follows:

	June 30, 2017		December 31, 2016
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets
Level 1 inputs
Cash and cash equivalents	$9,133,505	$9,133,505	$13,312,915	$13,312,915
Level 2 inputs
Securities held to maturity	18,747,947	18,832,572	17,987,628	17,833,799
Mortgage loans held for sale	473,500	481,187	884,500	902,061
Federal Home Loan Bank stock	1,106,100	1,106,100	778,300	778,300
Level 3 inputs
Loans, net	324,044,052	324,958,813	295,286,572	297,982,000

Financial liabilities
Level 1 inputs
Noninterest-bearing deposits	$60,837,900	$60,837,900	$62,791,835	$62,791,835
Securities sold under repurchase agreements	21,003,860	21,003,860	27,226,159	27,226,159
Level 2 inputs
Interest-bearing deposits	257,005,012	247,386,012	239,923,301	230,394,000
Federal Home Loan Bank advances	18,000,000	17,965,000	9,000,000	8,975,000

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

Basic earnings per common share is derived by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period, giving retroactive effect to stock dividends declared during the period, and does not include the effect of any potentially dilutive common stock equivalents. Diluted earnings per share is derived by dividing net income available to common stockholders by the weighted-average number of shares outstanding, giving retroactive effect to stock dividends declared during the period, and adjusted for the dilutive effect of outstanding common stock equivalents. There were no common stock equivalents at June 30, 2017 or June 30, 2016.

The following tables set forth the calculation of basic and diluted earnings per common share for the six- and three-month periods ended June 30, 2017 and 2016:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Net income	$1,134,889	$913,477	$2,118,446	$1,852,656
Weighted average shares outstanding	1,656,390	1,647,638	1,656,390	1,647,290
Earnings per share - basic and diluted	$0.69	$0.55	$1.28	$1.12

8.	Post-retirement plans

The Company has a profit sharing plan qualifying under Section 401(k) of the Internal Revenue Code. All employees age 21 or more with six months of service are eligible for participation in the plan. The Company matches employee contributions up to 4% of total compensation and may make additional discretionary contributions. Employee and employer contributions are 100% vested when made. The Company's contributions to this plan were $79,746 and $73,806 for the six months ended June 30, 2017 and 2016, respectively.

The Company has entered into agreements with 12 employees to provide certain life insurance benefits payable in connection with policies of life insurance on those employees that are owned by the Company. Each of the agreements provides for the amount of death insurance benefits to be paid to beneficiaries of the insured. For this plan, the Company expensed $2,614 and $2,408 for the six months ended June 30, 2017 and 2016, respectively.

In 2010 and 2015, the Company adopted supplemental executive retirement plans for three of its executives. The plans provide cash compensation to the executive officers under certain circumstances, including a separation of service. The benefits vest over the period from adoption to a specified age for each executive. The Company recorded expenses, including interest, of $127,200 and $125,980 for the six months ended June 30, 2017 and 2016, respectively, for these plans.

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

Estimates and Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. (See Note 1 of the Notes to the audited consolidated financial statements as of and for the year ended December 31, 2016, which were included in Item 13 of Farmers and Merchants Bancshares, Inc.’s Registration Statement on Form 10, File No. 000-55756 (the “Form 10”), that was filed pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). On an on-going basis, management evaluates estimates, including those related to loan losses and intangible assets, other-than-temporary impairment (“OTTI”) of investment securities, income taxes, and fair value of investments. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated financial statements.

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

Financial Condition

Total assets increased by $20,546,496 or 5.4% during the first half of 2017 to $400,377,855 at June 30, 2017 from $379,831,359 at December 31, 2016. The increase in total assets was due primarily to increases of $28,757,480 in loans, offset by decreases of $4,179,410 in cash, $1,948,437 in other assets, and $1,852,002 in securities.`

Total liabilities increased $18,317,314 or 5.4% during the first half of 2017 to $359,136,396 at June 30, 2017 from $340,819,082 at December 31, 2016. The increase was due primarily to increases of $15,127,776 in deposits and $9,000,000 in advances from the Federal Home Loan Bank of Atlanta (“FHLB”), offset by a $6,222,299 decrease in securities sold under repurchase agreements.

Stockholders’ equity increased by $2,229,182 or 5.7% during first half of 2017 to $41,241,459 at June 30, 2017 from $39,012,277 at December 31, 2016. The increase was due primarily to net income of $2,118,446 during the period.

Loans

Major categories of loans at June 30, 2017 and December 31, 2016 are as follows:

	June 30,		December 31,
	2017		2016

Real estate:
Commercial	$232,689,042	71%	$206,145,076	69%
Construction/Land development	15,165,125	5%	14,392,992	5%
Residential	57,961,821	18%	54,710,809	18%
Commercial	20,614,670	6%	22,152,773	8%
Consumer	667,428	0%	725,269	0%
	327,098,086	100%	298,126,919	100%
Less: Allowance for loan losses	2,490,013		2,363,086
Deferred origination fees net of costs	564,021		477,261
	$324,044,052		$295,286,572

Loans increased by $28,757,480 or 9.7% to $324,044,052 at June 30, 2017 from $295,286,572 at December 31, 2016. The growth was due primarily to a $26,543,966 increase in commercial real estate loans. The allowance for loan losses increased $126,927 to $2,490,013 at June 30, 2017 as compared to $2,363,086 at December 31, 2016.

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

An age analysis of past due loans, segregated by class of loans, as of June 30, 2017 and December 31, 2016, is as follows:

			90 Days				Past Due 90
	30 - 59 Days	60 - 89 Days	or more	Total		Total	Days or More
	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing
June 30, 2017
Real estate:
Commercial	$-	$-	$-	$-	$232,689,042	$232,689,042	$-
Construction/Land development	-	-	573,820	573,820	14,591,305	15,165,125	-
Residential	75,824	-	-	75,824	57,885,997	57,961,821
Commercial	-	-	-	-	20,614,670	20,614,670	-
Consumer	-	-	-	-	667,428	667,428	-

Total	$75,824	$-	$573,820	$649,644	$326,448,442	$327,098,086	$-

			90 Days				Past Due 90
	30 - 59 Days	60 - 89 Days	or more	Total		Total	Days or More
	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing
December 31, 2016
Real estate:
Commercial	$-	$-	$-	$-	$206,145,076	$206,145,076	$-
Construction/Land development	-	-	752,889	752,889	13,640,103	14,392,992	-
Residential	824,554	-	-	824,554	53,886,255	54,710,809
Commercial	48,719	-	-	48,719	22,104,054	22,152,773	-
Consumer	-	-	-	-	725,269	725,269	-

Total	$873,273	$-	$752,889	$1,626,162	$296,500,757	$298,126,919	$-

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

Non-accrual loans at June 30, 2017 and December 31, 2016, segregated by class of loans, were as follows:

	June 30,	December 31,
	2017	2016

Construction and land development	$573,820	$752,889

At June 30, 2017, the Company had two nonaccrual construction and land development loans to one borrower totaling $573,820. The loans were secured by real estate and business assets, and were personally guaranteed. Gross interest income of $16,737 would have been recorded during the first six months of 2017 if these nonaccrual loans had been current and performing in accordance with the original terms. The Company allocated $37,700 of its allowance for loan losses for these nonaccrual loans as of June 30, 2017. The balance of nonaccrual loans was net of charge-offs of $400,000 at June 30, 2017.

At June 30, 2016, the Company had three nonaccrual loans totaling $1,109,348. Two of the loans were construction and land development loans to one borrower totaling $1,008,863, secured by real estate and business assets, and were personally guaranteed. The third loan was a commercial loan of $100,485 that was secured by business assets and was personally guaranteed. Gross interest income of $23,071 would have been recorded in the first six months of 2016 if these nonaccrual loans had been current and performing in accordance with the original terms.

At December 31, 2016, the Company had two nonaccrual construction and land development loans to one borrower totaling $752,889. The loans were secured by real estate and business assets, and were personally guaranteed. The Company allocated $16,587 of its allowance for loan losses for these nonaccrual loans as of December 31, 2016. The balance of nonaccrual loans was net of charge-offs of $400,000 at December 31, 2016.

At June 30, 2017 and December 31, 2016, the Company had no loans that were delinquent 90 days or greater other than the nonaccrual loans discussed above.

Impaired loans at June 30, 2017 and December 31, 2016 are set forth in the following table:

	June 30,	December 31,
	2017	2016

Impaired loans no valuation allowance	$3,281,971	$2,348,275
Impaired loans with a valuation allowance	573,820	994,469
Total impaired loans	$3,855,791	$3,342,744
Valuation allowance related to impaired loans	$37,700	$24,167

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

At June 30, 2017, the Company had four loans classified as a troubled debt restructuring. All are included in impaired loans above. The first is a commercial real estate loan with a balance of $2,186,252. The second is a commercial loan with a balance of $145,719. The final two loans with a combined principal balance of $950,000 are commercial real estate loans to the same borrower that were restructured during the six months ended June 30, 2017. All four loans are paying as agreed.

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

	June 30,	December 31,
	2017	2016

Restructured loans (TDRs):
Performing as agreed	$3,281,971	$2,348,275
Not performing as agreed	-	241,580
Total TDRs	$3,281,971	$2,589,855

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

The following table details activity in the allowance for loan losses by portfolio for the six months ended June 30, 2017 and 2016, and the year ended December 31, 2016. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
June 30, 2017	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,717,749	$120,972	$-	$1,780	$1,840,501	$-	$1,840,501	$3,136,252	$229,552,790
Construction and land development	204,860	59,606	-	-	264,466	37,700	226,766	573,820	14,591,305
Residential	247,437	12,253	-	147	259,837	-	259,837	-	57,961,821
Commercial	125,260	(27,036)	-	-	98,224	-	98,224	145,719	20,468,951
Consumer	8,826	(1,377)	-	-	7,449	-	7,449	-	667,428
Unallocated	58,954	(39,418)	-	-	19,536	-	19,536	-	-
	$2,363,086	$125,000	$-	$1,927	$2,490,013	$37,700	$2,452,313	$3,855,791	$323,242,295

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
June 30, 2016	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,718,256	$55,321	$-	$-	$1,773,577	$-	$1,773,577	$2,206,045	$195,659,998
Construction and land development	306,982	265	-	-	307,247	173,652	133,595	1,008,862	13,114,390
Residential	322,084	(109,032)	-	55,027	268,079	-	268,079	-	53,025,508
Commercial	132,362	122,851	-	-	255,213	100,485	154,728	283,596	21,952,044
Consumer	7,900	1,406	-	-	9,306	-	9,306	-	803,047
Unallocated	95,861	(70,811)	-	-	25,050	-	25,050	-	-
	$2,583,445	$-	$-	$55,027	$2,638,472	$274,137	$2,364,335	$3,498,503	$284,554,987

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
December 31, 2016	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,718,256	$29,493	$(30,000)	$-	$1,717,749	$7,580	$1,710,169	$2,425,089	$203,719,987
Construction and land development	306,982	97,878	(200,000)	-	204,860	16,587	188,273	752,889	13,640,103
Residential	322,084	(184,773)	-	110,126	247,437	-	247,437	-	54,710,809
Commercial	132,362	93,383	(100,485)	-	125,260	-	125,260	164,766	21,988,007
Consumer	7,900	926	-	-	8,826	-	8,826	-	725,269
Unallocated	95,861	(36,907)	-	-	58,954	-	58,954	-	-
	$2,583,445	$-	$(330,485)	$110,126	$2,363,086	$24,167	$2,338,919	$3,342,744	$294,784,175

The provision for loan losses for the six months ended June 30, 2017 was $125,000, compared to $0 for the six months ended June 30, 2016. The increase was due to a larger loan portfolio during the six months ended June 30, 2017 when compared to the same period of 2016.

During the six months ended June 30, 2017, the Company had no loan charge-offs and had recoveries of $1,927 from loans written off in prior periods. During the six months ended June 30, 2016, the Company had no loan charge-offs and had recoveries of $55,027 from loans written off in prior periods.

As of June 30, 2017, the Company had $8,454,096 of loans on a watch list, other than impaired loans, for which the borrowers have the potential for experiencing financial difficulties. As of December 31, 2016, the Company had $12,019,814 of such loans. These loans are subject to ongoing management attention and their classifications are reviewed regularly.

Investment Securities

Investment securities decreased $1,852,002 or 3.5% to $50,521,565 at June 30, 2017 from $52,373,567 at December 31, 2016. At June 30, 2017 and December 31, 2016, the Company had classified 63% and 66%, respectively, of the investment portfolio as available for sale. The balance of the portfolio was classified as held to maturity.

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

The following table sets forth the carrying value of investment securities at June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016
Available for sale
State and municipal	$1,559,385	$1,566,327
Mutual fund	502,101	492,243
SBA pools	3,324,629	2,263,834
Mortgage-backed securities	26,387,503	30,063,535
	$31,773,618	$34,385,939

Held to maturity
State and municipal	$18,747,947	$17,987,628

The following table sets forth the scheduled maturities of investment securities at June 30, 2017:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Within 1 year	$512,772	$502,101	$-	$-
Over 1 to 5 years	-	-	315,352	315,981
Over 5 to 10 years	1,135,407	1,162,294	1,665,943	1,716,655
Over 10 years	377,915	397,091	16,766,652	16,799,936
	2,026,094	2,061,486	18,747,947	18,832,572
Mortgage-backed securities and
SBA pools	30,027,548	29,712,132	-	-
	$32,053,642	$31,773,618	$18,747,947	$18,832,572

SBA pools and mortgage-backed securities are due in monthly installments.

Other Real Estate Owned

Other real estate owned at June 30, 2017 and December 31, 2016 included one property with a carrying value of $414,000. The property is land in Cecil County, Maryland and was acquired through foreclosure in 2007. The property consists of 10.43 acres earmarked for townhouse and single family residential housing development. The property is being actively marketed for sale.

Deposits

Total deposits increased by $15,127,776 or 5.0% to $317,842,912 at June 30, 2017 from $302,715,136 at December 31, 2016. The increase in deposits was due to a $2,854,355 increase in interest bearing checking accounts, a $3,893,763 increase in savings accounts, and a $14,288,336 increase in time deposits, offset by a $3,954,743 decrease in money market accounts and a $1,953,935 decrease in noninterest-bearing accounts.

The following table shows the average balances and average costs of deposits for the six months ended June 30, 2017 and 2016:

	June 30, 2017		June 30, 2016
	Average Balance	Cost	Average Balance	Cost

Noninterest bearing demand deposits	$59,316,396	0.00%	$57,755,458	0.00%
Interest bearing demand deposits	41,836,281	0.13%	35,845,347	0.13%
Savings and money market deposits	105,643,475	0.23%	90,784,943	0.23%
Time deposits	104,109,381	0.95%	93,770,116	0.85%
	$310,905,533	0.41%	$278,155,864	0.38%

Liquidity Management

Liquidity describes our ability to meet financial obligations that arise out of the ordinary course of business. Liquidity is primarily needed to meet depositor withdrawal requirements, to fund loans, and to fund our other debts and obligations as they come due in the normal course of business. We maintain our asset liquidity position internally through short-term investments, the maturity distribution of the investment portfolio, loan repayments, and income from earning assets. On the liability side of the balance sheet, liquidity is affected by the timing of maturing liabilities and the ability to generate new deposits or borrowings as needed. The Bank is approved to borrow 75% of eligible pledged single family residential loans and 50% of eligible pledged commercial loans as well as investment securities, or approximately $53.2 million under a secured line of credit with the FHLB. The Bank also has a facility with the Federal Reserve Bank of Richmond (the “Reserve Bank”) under which the Bank can borrow approximately $30.3 million. Finally, the Bank has an $11,000,000 ($2,000,000 unsecured and $9,000,000 secured) overnight federal funds line of credit available from a commercial bank. FHLB advances of $18,000,000 and $9,000,000 were outstanding at June 30, 2017 and December 31, 2016, respectively. There were no borrowings from the Reserve Bank or our commercial bank lender at June 30, 2017 and December 31, 2016. Management believes that we have adequate liquidity sources to meet all anticipated liquidity needs over the next 12 months. Management knows of no trend or event which is likely to have a material impact on our ability to maintain liquidity at satisfactory levels.

Borrowings and Other Contractual Obligations

The Company’s contractual obligations consist primarily of borrowings and operating leases for various facilities.

Securities sold under agreements to repurchase represent overnight borrowings from customers. Securities owned by the Company which are used as collateral for these borrowings are primarily U.S. government agency securities.

Specific information about the Company’s borrowings and contractual obligations is set forth in the following table:

		June 30,	December 31,
		2017	2016
Amount outstanding at period-end:
Securities sold under repurchase agreements		$21,003,860	$27,226,159
Federal Home Loan Bank advances		18,000,000	9,000,000
Federal Home Loan Bank advances mature in:
	2017	$7,000,000	$2,000,000
	2018	9,000,000	5,000,000
	2019	2,000,000	2,000,000
Weighted average rate paid at period-end:
Securities sold under repurchase agreements		0.66%	0.63%
Federal Home Loan Bank advances		1.17%	1.11%

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

Additional information regarding the capital requirements that apply to us can be found in Item 1 of the Form 10 under the heading, “Supervision and Regulation – Capital Requirements”, as well as in Note 5 to the unaudited consolidated financial statements included elsewhere in this report.

The following table presents actual and required capital ratios as of June 30, 2017 and December 31, 2016 for the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of June 30, 2017 and December 31, 2016, based on the phase-in provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

			Minimum		To Be Well
(Dollars in thousands)	Actual		Capital Adequacy		Capitalized
June 30, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	43,100	12.69%	31,408	9.25%	33,954	10.00%
Tier 1 capital (to risk-weighted assets)	40,610	11.96%	24,617	7.25%	27,164	8.00%
Common equity tier 1 (to risk-weighted assets)	40,610	11.96%	19,524	5.75%	22,070	6.50%
Tier 1 leverage (to average assets)	40,610	10.27%	15,824	4.00%	19,780	5.00%

December 31, 2016

Total capital (to risk-weighted assets)	41,385	13.18%	27,076	8.63%	31,392	10.00%
Tier 1 capital (to risk-weighted assets)	39,022	12.43%	20,797	6.63%	25,114	8.00%
Common equity tier 1 (to risk-weighted assets)	39,022	12.43%	16,089	5.13%	20,405	6.50%
Tier 1 leverage (to average assets)	39,022	10.39%	15,025	4.00%	18,781	5.00%

The Company intends to fund future growth primarily with cash, federal funds, maturities of investment securities and deposit growth. Management knows of no other trend or event that will have a material impact on capital.

Off-Balance Sheet Arrangements

In the normal course of business, the Bank makes commitments to extend credit and issues standby letters of credit. Outstanding loan commitments, unused lines of credit, and letters of credit at June 30, 2017 and December 31, 2016 were as follows:

	June 30,	December 31,
	2017	2016

Loan commitments
Construction and land development	$4,900,000	$250,000
Commercial	85,800	1,050,000
Commercial real estate	3,380,000	17,134,718
Residential	1,397,200	3,894,689
	$9,763,000	$22,329,407

Unused lines of credit
Home-equity lines	$3,460,602	$3,345,309
Commercial lines	23,326,806	27,182,226
	$26,787,408	$30,527,535

Letters of credit	$1,934,995	$1,281,848

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

RESULTS OF OPERATIONS

Comparison of Operating Results for the Six Months Ended June 30, 2017 and 2016

General

Net income for the six months ended June 30, 2017 was $2,118,446, compared to $1,852,656 for the same period of 2016. The increase of $265,790 or 14.4% was due to a $434,437 increase in net interest income, a $140,631 increase in noninterest income, and a $211,600 decrease in income taxes, offset by a $395,878 increase in noninterest expense and a $125,000 increase in the provision for loan losses.

Net Interest Income

Net interest income, which is the difference between interest income on loans and investments and interest expense on deposits and borrowings, was $7,300,041 for the six months ended June 30, 2017, compared to $6,865,604 for the same period of 2016.

Total interest income for the six months ended June 30, 2017 was $8,098,372, compared to $7,502,740 for the same period of 2016, an increase of $595,632 or 7.9%.

Total interest income on loans for the six months ended June 30, 2017 increased $532,562 over the same period of 2016 due to a $36.5 million higher average loan balance for the first six months of 2017 when compared to the same period of 2016, offset by a lower loan yield of 4.73% for the first six months of 2017 versus 4.97% for the same period of 2016. Investment income for the first six months of 2017 increased by $52,595 or 8.5% when compared to the same period of 2016 due to a $3.7 million higher average investment balance and an increase in fully-taxable equivalent yield to 3.21% for six months ended June 30, 2017, compared to 3.09% for the same period of 2016. The fully-taxable equivalent yield on total interest-earning assets decreased 16 basis points to 4.46% for the six months ended June 30, 2017, compared to 4.62% for the same period of 2016. The average balance of total interest-earning assets increased by $40.2 million to $370.7 million for the six months ended June 30, 2017, compared to $330.5 million for the same period of 2016.

Total interest expense for the six months ended June 30, 2017 was $798,331, compared to $637,136 for the same period of 2016, an increase of $161,195 or 25.3%. The increase was due to a higher overall cost of funds of 0.55% for the six months ended June 30, 2017, compared to 0.50% for the same period of 2016, and a $35.5 million increase in the average balance of interest-bearing liabilities to $289.6 million in the first six months of 2017, compared to $254.1 million in the same period of 2016. Cost of funds for time deposits increased to 0.95% for the six months ended June 30, 2017 from 0.85% for the same period of 2016. Securities sold under repurchase agreements cost of funds also increased to 0.65% for the first six months of 2017 from 0.55% for the first six months of 2016. FHLB advances cost of funds also increased to 1.16% for the first six months of 2017 from 0.89% for the first six months of 2016.

Average noninterest-earning assets decreased by $1.1 million to $19.3 million in the first six months of 2017, compared to $20.4 million in the same period of 2016. Average noninterest-bearing deposits increased by $1.6 million to $59.3 million during the first six months of 2017, compared to $57.7 million in the same period of 2016. The average balance in stockholders’ equity increased by $2.0 million for the six months ended June 30, 2017, when compared with the same period of 2016.

The FRB has raised rates four times in the last 24 months. The cost of deposits and borrowings has increased slightly over that time. However, the yields on loans and investments continue to decline as those with higher rates mature or payoff and are replaced by lower yielding loans and investments. Management anticipates that the FRB will continue to raise rates over the next few years. Management will closely monitor its asset-liability position so that it can respond to any future changes in interest rates and/or changes to the Bank’s interest rate spread.

The following table sets forth information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities for the six-month periods ended June 30, 2017 and 2016. Average balances are also provided for noninterest-earning assets and noninterest-bearing liabilities.

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Average Balance	Interest	Yield	Average Balance	Interest	Yield
Assets:
Loans	$312,050,387	$7,381,230	4.73%	$275,567,646	$6,848,668	4.97%
Securities, taxable	33,682,115	372,187	2.21%	33,784,432	393,200	2.33%
Securities, tax exempt	18,177,304	459,603	5.06%	14,344,307	350,275	4.88%
Federal funds sold and other interest-earning assets	6,776,653	47,979	1.42%	6,828,649	37,022	1.08%
Total interest-earning assets	370,686,459	8,260,999	4.46%	330,525,034	7,629,165	4.62%
Noninterest-earning assets	19,343,666			20,404,936
Total assets	$390,030,125			$350,929,970

Liabilities and Stockholders’ Equity:
NOW, savings, and money market	$147,479,756	148,681	0.20%	$126,630,290	126,820	0.20%
Certificates of deposit	104,109,381	495,003	0.95%	93,770,116	398,729	0.85%
Securities sold under repurchase agreements	25,844,306	84,287	0.65%	22,339,519	60,899	0.55%
FHLB advances and other borrowings	12,176,796	70,360	1.16%	11,329,670	50,688	0.89%
Total interest-bearing liabilities	289,610,239	798,331	0.55%	254,069,595	637,136	0.50%

Noninterest-bearing deposits	59,316,396			57,755,458
Noninterest-bearing liabilities	1,684,081			1,656,379
Total liabilities	350,610,716			313,481,432
Stockholders' equity	39,419,409			37,448,538
Total liabilities and stockholders' equity	$390,030,125			$350,929,970

Net interest income		$7,462,668			$6,992,029

Interest rate spread			3.91%			4.12%

Net yield on interest-earning assets			4.03%			4.23%

Ratio of average interest-earning assets to Average interest-bearing liabilities			127.99%			130.09%

Interest on tax-exempt securities and other tax-exempt investments are reported on fully taxable equivalent basis.

Noninterest Income

Noninterest income for the six months ended June 30, 2017 was $824,782, compared to $684,151 for the same period of 2016, an increase of $140,631 or 20.6%. An increase in net gain on sale of loans drove the increase, offset by a decline in mortgage banking income of $53,404 and service charges on deposit accounts of $18,062.

Noninterest Expense

Noninterest expenses for the six months ended June 30, 2017 totaled $5,078,255, compared to $4,682,377 for the same period of 2016, an increase of $395,878 or 8.5%. The increase was due primarily to increases in salaries and benefits of $224,084, occupancy and furniture and equipment of $49,867 and in other expenses of $121,927. The salary and benefit increase was attributable to several new positions, annual salary increases, and rising health care costs.

Income Tax Expense

Income tax expense for the six months ended June 30, 2017 was $803,122, compared to $1,014,722 for the same period of 2016. The effective tax rate was 27.5% for the six months ended June 30, 2017, compared to 35.4% for the same period of 2016. The decline is due to higher tax exempt revenue in the first six months of 2017 when compared to the first six months of 2016.

Comparison of Operating Results for the Three Months Ended June 30, 2017 and 2016

Net income for the three months ended June 30, 2017 was $1,134,889, compared to $913,477 for the same period of 2016. The increase of $221,412 or 24.2% was due to a $300,522 increase in net interest income, a $180,672 increase in noninterest income and a $50,593 decrease in income taxes, offset by a $235,375 increase in noninterest expense and a $75,000 increase in the provision for loan losses.

Net Interest Income

Net interest income, which is the difference between interest income on loans and investments and interest expense on deposits and borrowings, was $3,709,142 for the three months ended June 30, 2017, compared to $3,408,620 for the same period of 2016.

Total interest income for the three months ended June 30, 2017 was $4,121,760, compared to $3,731,160 for the same period of 2016, an increase of $390,600 or 10.5%.

Total interest income on loans for the three months ended June 30, 2017 increased $381,883 over the same period of 2016 due to a $39.2 million higher average loan balance for the three months ended June 30, 2017 when compared to the same period of 2016, offset by a lower loan yield of 4.75% for the three months ended June 30, 2017 versus 4.87% for the same period of 2016. Investment income for the three months ended June 30, 2017 decreased by $1,887 or 0.6% when compared to the same period of 2016 due to a $0.6 million lower average investment balance offset by an increase in fully-taxable equivalent yield to 3.13% for three months ended June 30, 2017, compared to 3.05% for the same period of 2016. The fully-taxable equivalent yield on total interest-earning assets decreased 7 basis points to 4.46% for the three months ended June 30, 2017, compared to 4.53% for the same period of 2016. The average balance of total interest-earning assets increased by $39.3 million to $376.8 million for the three months ended June 30, 2017, compared to $337.5 million for the same period of 2016.

Total interest expense for the three months ended June 30, 2017 was $412,618, compared to $322,540 for the same period of 2016, an increase of $90,078 or 27.9%. The increase was due to a higher overall cost of funds of 0.56% for the three months ended June 30, 2017, compared to 0.50% for the same period of 2016, and a $35.3 million increase in the average balance of interest-bearing liabilities to $293.7 million in the three months ended June 30, 2017, compared to $258.4 million in the same period of 2016. Cost of funds for time deposits increased to 0.96% for the three months ended June 30, 2017 from 0.85% for the same period of 2016. Securities sold under repurchase agreements cost of funds also increased to 0.66% for the three months ended June 30, 2017 from 0.54% for the same period of 2016. FHLB advances cost of funds increased to 1.17% for the three months ended June 30, 2017 from 0.88% for the same period of 2016.

Average noninterest-earning assets decreased by $1.8 million to $18.6 million for the three months ended June 30, 2017, compared to $20.4 million in the same period of 2016. Average noninterest-bearing deposits decreased by $0.2 million to $59.6 million during the three months ended June 30, 2017, compared to $59.8 million in the same period of 2016. The average balance in stockholders’ equity increased by $2.2 million for the three months ended June 30, 2017 when compared with the same period of 2016.

The following table sets forth information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities for the three-month periods ended June 30, 2017 and 2016. Average balances are also provided for noninterest-earning assets and noninterest-bearing liabilities.

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
Assets:
Loans	$316,936,352	$3,765,062	4.75%	$277,732,071	$3,383,179	4.87%
Securities, taxable	33,353,651	175,124	2.10%	37,015,119	211,420	2.28%
Securities, tax exempt	18,449,733	229,675	4.98%	15,368,645	187,644	4.88%
Federal funds sold and other interest-earning assets	8,011,113	29,687	1.48%	7,342,399	35,594	1.94%
Total interest-earning assets	376,750,849	4,199,548	4.46%	337,458,234	3,817,837	4.53%
Noninterest-earning assets	18,626,127			20,386,775
Total assets	$395,376,976			$357,845,009

Liabilities and Stockholders’ Equity:
NOW, savings, and money market	$149,220,473	75,322	0.20%	$128,314,791	64,497	0.20%
Certificates of deposit	107,241,134	257,557	0.96%	95,046,027	201,381	0.85%
Securities sold under repurchase agreements	22,867,851	37,772	0.66%	24,053,459	32,428	0.54%
FHLB advances and other borrowings	14,362,637	41,967	1.17%	10,978,022	24,234	0.88%
Total interest-bearing liabilities	293,692,095	412,618	0.56%	258,392,299	322,540	0.50%

Noninterest-bearing deposits	59,571,704			59,781,215
Noninterest-bearing liabilities	1,986,241			1,705,027
Total liabilities	355,250,040			319,878,541
Stockholders' equity	40,126,936			37,966,468
Total liabilities and stockholders' equity	$395,376,976			$357,845,009

Net interest income		$3,786,930			$3,495,297

Interest rate spread			3.90%			4.03%

Net yield on interest-earning assets			4.02%			4.14%

Ratio of average interest-earning assets to Average interest-bearing liabilities			128.28%			130.60%

Interest on tax-exempt securities and other tax-exempt investments are reported on fully taxable equivalent basis.

Noninterest Income

Noninterest income for the three months ended June 30, 2017 was $521,738, compared to $341,066 for the same period of 2016, an increase of $180,672 or 53.0%. An increase in net gain on sale of loans of $217,563 drove the increase, offset by a decrease in mortgage banking income of $35,253.

Noninterest Expense

Noninterest expenses for the three months ended June 30, 2017 totaled $2,574,987, compared to $2,339,612 for the same period of 2016, an increase of $235,375 or 10.1%. The increase was due primarily to increases in salaries and benefits of $137,133 and other expenses of $85,337. The salary and benefit increase was attributable to several new positions, annual salary increases, and rising health care costs.

Income Tax Expense

Income tax expense for the three months ended June 30, 2017 was $446,004, compared to $496,597 for the same period of 2016. The effective tax rate was 28.2% for the three months ended June 30, 2017, compared to 35.2% for the same period of 2016. The decline is due to higher tax exempt revenue in the second quarter of 2017 when compared to the second quarter of 2016.

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

Item 4. - Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act with the SEC, such as this Quarterly Report, is recorded, processed, summarized and reported within the periods specified in those rules and forms, and that such information is accumulated and communicated to our management, including Farmers and Merchants Bancshares, Inc.’s principal executive officer (“CEO”) and its principal accounting officer (“CFO”), as appropriate, to allow for timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

An evaluation of the effectiveness of these disclosure controls as of June 30, 2017 was carried out under the supervision and with the participation of management, including the CEO and the CFO. Based on that evaluation, management, including the CEO and the CFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the quarter ended June 30, 2017, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FARMERS AND MERCHANTS BANCSHARES, INC.

Date: August 11, 2017	/s/ James R. Bosley, Jr.
James R. Bosley, Jr. President and Chief Executive Officer
(Principal Executive Officer)

Date August 11, 2017	/s/ Mark C. Krebs
Mark C. Krebs, Treasurer and Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

31.1	Certifications of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certifications of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

32	Certification of the Principal Executive Officer and the Principal Accounting Office pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T (filed herewith)

