Form 10-Q
period 2017-09-30
Farmers & Merchants Bancshares, Inc.
filed 2017-11-13
CIK 1698022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2017

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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,660,700 as of November 10, 2017.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30,	December 31,
	2017	2016
	(Unaudited)
Assets

Cash and due from banks	$10,984,438	$12,334,358
Federal funds sold and other interest-bearing deposits	992,209	978,557
Cash and cash equivalents	11,976,647	13,312,915
Certificate of deposit in other bank	100,000	100,000
Securities available for sale	30,154,317	34,385,939
Securities held to maturity	18,758,541	17,987,628
Federal Home Loan Bank stock, at cost	1,021,100	778,300
Mortgage loans held for sale	833,900	884,500
Loans, less allowance for loan losses of $2,716,514 and $2,363,086	319,849,043	295,286,572
Premises and equipment	5,227,031	5,449,678
Accrued interest receivable	923,035	956,963
Deferred income taxes	962,231	1,029,019
Other real estate owned	414,000	414,000
Bank owned life insurance	6,850,343	6,721,003
Other assets	885,715	2,524,842
	$397,955,903	$379,831,359

Liabilities and Stockholders' Equity

Deposits
Noninterest-bearing	$59,642,920	$62,791,835
Interest-bearing	254,426,818	239,923,301
Total deposits	314,069,738	302,715,136
Securities sold under repurchase agreements	23,562,409	27,226,159
Federal Home Loan Bank of Atlanta advances	16,000,000	9,000,000
Accrued interest payable	189,214	141,903
Other liabilities	2,386,894	1,735,884
	356,208,255	340,819,082
Stockholders' equity
Common stock, par value $.01 per share, authorized 5,000,000 shares; issued and outstanding 1,660,700 shares in 2017 and 1,656,390 in 2016	16,607	16,564
Additional paid-in capital	26,675,679	26,562,919
Retained earnings	15,233,137	12,713,099
Accumulated other comprehensive income	(177,775)	(280,305)
	41,747,648	39,012,277
	$397,955,903	$379,831,359

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Interest income
Loans, including fees	$3,863,788	$3,524,587	$11,245,018	$10,373,255
Investment securities - taxable	189,096	188,818	558,648	577,960
Investment securities - tax exempt	152,519	129,865	454,626	359,787
Federal funds sold and other interest earning assets	26,614	13,296	72,097	48,304
Total interest income	4,232,017	3,856,566	12,330,389	11,359,306

Interest expense
Deposits	357,200	280,173	1,000,884	805,722
Securities sold under repurchase agreements	37,208	35,791	121,495	96,690
Federal Home Loan Bank advances and other borrowings	48,397	24,135	118,757	74,823
Total interest expense	442,805	340,099	1,241,136	977,235
Net interest income	3,789,212	3,516,467	11,089,253	10,382,071

Provision for loan losses	225,000	-	350,000	-

Net interest income after provision for loan losses	3,564,212	3,516,467	10,739,253	10,382,071

Noninterest income
Service charges on deposit accounts	172,107	191,999	525,107	563,061
Mortgage banking income	76,916	185,806	185,649	347,943
Bank owned life insurance income	43,096	46,182	129,340	134,726
Gain on sale of SBA loan	-	-	217,563	-
Other fees and commissions	20,873	24,461	80,115	86,869
Total noninterest income	312,992	448,448	1,137,774	1,132,599

Noninterest expense
Salaries	1,278,741	1,150,391	3,670,613	3,362,672
Employee benefits	317,231	290,996	996,398	925,670
Occupancy	152,157	155,945	503,578	486,552
Furniture and equipment	156,700	169,207	491,356	474,810
Other	594,879	586,066	1,916,018	1,785,278
Total noninterest expense	2,499,708	2,352,605	7,577,963	7,034,982

Income before income taxes	1,377,496	1,612,310	4,299,064	4,479,688
Income taxes	363,040	571,938	1,166,162	1,586,660
Net income	$1,014,456	$1,040,372	$3,132,902	$2,893,028

Earnings per share - basic and diluted	$0.61	$0.63	$1.89	$1.75

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net income	$1,014,456	$1,040,372	$3,132,902	$2,893,028

Other comprehensive income, net of income taxes:

Securities available for sale
Net unrealized gain (loss) arising during the period	(13,552)	(78,532)	169,317	506,541
Income tax expense (benefit) relating to investment securities available for sale	(5,346)	(30,977)	66,787	199,805
Total other comprehensive income (loss)	(8,206)	(47,555)	102,530	306,736

Total comprehensive income	$1,006,250	$992,817	$3,235,432	$3,199,764

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Nine months ended September 30, 2017 and 2016

(Unaudited except for year-end amounts)

			Additional		Accumulated other	Total
	Common stock		paid-in	Retained	comprehensive	stockholders'
	Shares	Par value	capital	earnings	income	equity
Balance, December 31, 2015	1,647,541	$16,475,415	$9,889,659	$9,960,410	$(102,123)	$36,223,361

Net income	-	-	-	2,893,028	-	2,893,028
Unrealized gain on securities available for sale net of income tax expense of $199,805	-	-	-	-	306,736	306,736
Cash dividends, $0.34 per share	-	-	-	(559,901)	-	(559,901)
Dividends reinvested	8,849	88,488	125,920	-	-	214,408

Balance, September 30, 2016	1,656,390	$16,563,903	$10,015,579	$12,293,537	$204,613	$39,077,632

Balance, December 31, 2016	1,656,390	$16,564	$26,562,919	$12,713,099	$(280,305)	$39,012,277

Net income	-	-	-	3,132,902	-	3,132,902
Unrealized gain on securities available for sale net of income tax expense of $66,787	-	-	-	-	102,530	102,530
Cash dividends, $0.37 per share	-	-	-	(612,864)	-	(612,864)
Dividends reinvested	4,310	43	112,760	-	-	112,803

Balance, September 30, 2017	1,660,700	$16,607	$26,675,679	$15,233,137	$(177,775)	$41,747,648

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

Nine Months Ended September 30,	2017	2016

Cash flows from operating activities
Interest received	$12,459,877	$11,371,261
Fees and commissions received	1,008,434	997,874
Interest paid	(1,193,825)	(972,472)
Proceeds from sale of mortgage loans held for sale	8,540,009	15,898,308
Origination of mortgage loans held for sale	(8,489,409)	(16,852,769)
Cash paid to suppliers and employees	(4,933,897)	(5,903,450)
Income taxes paid, net of refunds received	(1,166,162)	(1,769,563)
	6,225,027	2,769,189

Cash flows from investing activities
Proceeds from maturity and call of securities
Available for sale	5,441,743	5,796,456
Held to maturity	1,054,308	3,248,926
Proceeds from sale of securities
Available for sale	-	298,379
Purchase of securities
Available for sale	(1,132,225)	(15,338,753)
Held to maturity	(1,805,923)	(3,861,871)
Loans made to customers, net of principal collected	(25,015,876)	(24,823,905)
(Purchase) redemption of stock in FHLB of Atlanta	(242,800)	(20,200)
Purchases of premises, equipment and software	(51,313)	(126,196)
	(21,752,086)	(34,827,164)

Cash flows from financing activities
Net increase (decrease) in
Noninterest-bearing deposits	(3,148,915)	535,883
Interest-bearing deposits	14,503,517	9,075,545
Securities sold under repurchase agreements	(3,663,750)	11,797,122
Federal Home Loan Bank of Atlanta advances	7,000,000	-
Dividends paid, net of reinvestments	(500,061)	(345,493)
	14,190,791	21,063,057

Net increase (decrease) in cash and cash equivalents	(1,336,268)	(10,994,918)

Cash and cash equivalents at beginning of period	13,312,915	20,192,839
Cash and cash equivalents at end of period	$11,976,647	$9,197,921

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

Nine Months Ended September 30,	2017	2016

Reconciliation of net income to net cash provided by operating activities
Net income	$3,132,902	$2,893,028
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	320,966	336,849
Provision for loan losses	350,000	-
Mutual fund dividend reinvested	(7,845)	(4,499)
Decrease (increase) in mortgage loans held for sale	50,600	(954,461)
Amortization of premiums and accretion of discounts, net	79,969	128,356
Increase (decrease) in
Deferred loan fees	103,405	57,486
Accrued interest payable	47,311	4,763
Other liabilities	651,010	430,874
Decrease (increase) in
Accrued interest receivable	33,928	(41,032)
Bank owned life insurance cash surrender value	(129,340)	(134,725)
Other assets	1,592,121	52,550
	$6,225,027	$2,769,189

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1.	Principles of consolidation

The consolidated financial statements include the accounts of Farmers and Merchants Bancshares, Inc. and its wholly owned subsidiaries, Farmers and Merchants Bank (the “Bank”), and Series Protected Cell FCB-4 (the “Insurance Subsidiary”), and one subsidiary of the Bank, Reliable Community Financial Services, Inc. (collectively the “Company”, “we”, “us”, or “our”). The Insurance Subsidiary constitutes an investment in a series of membership interests, 100% owned by the Company, issued by First Community Bankers Insurance Co., LLC, a Tennessee “series” limited liability company and licensed property and casualty insurance company. Intercompany balances and transactions have been eliminated. Farmers and Merchants Bancshares, Inc. was incorporated on August 8, 2016 but had no operations until November 1, 2016 when it completed its share exchange with the Bank pursuant to which the Bank became a wholly-owned subsidiary of Farmers and Merchants Bancshares, Inc. The Insurance Subsidiary was formed effective November 9, 2016. Results prior to November 1, 2016 are solely attributable to the Bank and its subsidiary Reliable Community Financial Services, Inc. The par value of the Bank’s common stock, reported in the Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2016, is $10 per share.

2.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods have been made. Such adjustments were normal and recurring in nature. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2017 or any other interim period. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2016, which are included in Farmers and Merchants Bancshares, Inc.’s Registration Statement on Form 10 that was filed pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (File No. 000-55756).

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This update is intended to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management is required under the new guidance to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued when preparing the financial statements for each interim and annual reporting period. If conditions or events are identified, the ASU specifies the process that must be followed by management and also clarifies the timing and content of going concern footnote disclosures in order to reduce diversity in practice. The amendments in this ASU are effective for the annual period ending after December 15, 2016 and for annual periods and interim periods thereafter. Early adoption is permitted. The Company does not expect the adoption of ASU 2014-15 to have a material impact on its financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

2.	Basis of Presentation (continued)

In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date.” The amendments in ASU 2015-14 defer the effective date of 2014-09 for all entities by one year. Entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017 including interim reporting periods within that reporting period. The Company does not expect the adoption of ASU 2015-14 (or ASU 2014-09) to have a material impact on its financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in ASU 2016-01, among other things: (i) requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (ii) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables); and (iii) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost. The amendments within this ASU are effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. The new guidance permits early adoption of the provision that exempts private companies and not-for-profit organizations from having to disclose at fair value information about financial instruments measured at amortized cost. The Company is currently assessing the impact that ASU 2016-01 will have on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 841).” Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently assessing the impact that ASU 2016-02 will have on its financial statements.

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

In March 2017, the FASB issued ASU 2017-08, “Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20)—Premium Amortization on Purchased Callable Debt Securities.” ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. ASU 2017-08 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 and is not expected to have a significant impact on our financial statements.

3.	Investment Securities

Investment securities are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
September 30, 2017	cost	gains	losses	value

Available for sale

State and municipal	$1,512,052	$47,941	$7,139	$1,552,854
Mutual fund	515,457	-	10,198	505,259
SBA pools	3,284,281	-	21,690	3,262,591
Mortgage-backed securities	25,136,103	23,931	326,421	24,833,613
	$30,447,893	$71,872	$365,448	$30,154,317

Held to maturity

State and municipal	$18,758,541	$288,214	$109,466	$18,937,289

	Amortized	Unrealized	Unrealized	Fair
December 31, 2016	cost	gains	losses	value

Available for sale

State and municipal	$1,515,863	$62,512	$12,048	$1,566,327
Mutual fund	507,612	-	15,369	492,243
SBA pools	2,280,415	-	16,581	2,263,834
Mortgage-backed securities	30,544,941	20,139	501,545	30,063,535
	$34,848,831	$82,651	$545,543	$34,385,939

Held to maturity

State and municipal	$17,987,628	$163,239	$317,068	$17,833,799

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

3.	Investment Securities (continued)

Contractual maturities, shown below, will differ from actual maturities because borrowers and issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
September 30, 2017	cost	value	cost	value

Within one year	$515,457	$505,259	$-	$-
Over one to five years	-	-	313,302	314,619
Over five to ten years	1,134,651	1,159,055	1,664,710	1,718,506
Over ten years	377,401	393,799	16,780,529	16,904,164
	2,027,509	2,058,113	18,758,541	18,937,289
Mortgage-backed securities and SBA pools, due in monthly installments	28,420,384	28,096,204	-	-
	$30,447,893	$30,154,317	$18,758,541	$18,937,289

December 31, 2016

Within one year	$507,612	$492,243	$-	$-
Over one to five years	-	-	-	-
Over five to ten years	1,136,919	1,163,288	2,657,130	2,702,121
Over ten years	378,944	403,039	15,330,498	15,131,678
	2,023,475	2,058,570	17,987,628	17,833,799
Mortgage-backed securities and SBA pools, due in monthly installments	32,825,356	32,327,369	-	-
	$34,848,831	$34,385,939	$17,987,628	$17,833,799

Securities with a carrying value of $34,475,631 and $39,818,557 as of September 30, 2017 and December 31, 2016, respectively, were pledged as collateral for Federal Home Loan Bank advances, government deposits and securities sold under repurchase agreements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

3.	Investment Securities (continued)

The following table sets forth the Company's gross unrealized losses on a continuous basis for investment securities, by category and length of time, at September 30, 2017 and December 31, 2016.

September 30, 2017	Less than 12 months		12 months or more		Total
Description of investments	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

State and municipal	$3,330,900	$104,986	$508,103	$11,619	$3,839,003	$116,605
Mutual fund	505,259	10,198	-	-	505,259	10,198
SBA pools	3,262,591	21,690	-	-	3,262,591	21,690
Mortgage-backed securities	15,155,725	161,985	7,545,553	164,436	22,701,278	326,421
Total	$22,254,475	$298,859	$8,053,656	$176,055	$30,308,131	$474,914

December 31, 2016	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
Description of investments	Fair value	losses	Fair value	losses	Fair value	losses

State and municipal	$8,558,230	$329,116	$-	$-	$8,558,230	$329,116
Mutual fund	492,243	15,369	-	-	492,243	15,369
SBA pools	2,263,834	16,581	-	-	2,263,834	16,581
Mortgage-backed securities	26,726,037	473,451	1,353,900	28,094	28,079,937	501,545
Total	$38,040,344	$834,517	$1,353,900	$28,094	$39,394,244	$862,611

Management has the ability and intent to hold securities classified as held to maturity until they mature, at which time the Company should receive full value for the securities. As of September 30, 2017 and December 31, 2016, management did not have the intent to sell any of the securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased as well as other market conditions for each particular security based upon the structure and remaining principal balance. The fair values of the investment securities are expected to recover as the securities approach their maturity dates or repricing dates or if market yields for such investments decline. Based on these factors, as of September 30, 2017 and December 31, 2016, management believes the unrealized losses detailed in the table above are temporary and, accordingly, none of these unrealized losses have been recognized in the Company’s consolidated statement of income.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

4.	Loans

Major categories of loans are as follows:

	September 30,	December 31,
	2017	2016

Real estate:
Commercial	$229,430,777	$206,145,076
Construction and land development	16,054,950	14,392,992
Residential	58,240,824	54,710,809
Commercial	18,864,001	22,152,773
Consumer	555,671	725,269
	323,146,223	298,126,919
Less: Allowance for loan losses	2,716,514	2,363,086
Deferred origination fees net of costs	580,666	477,261
	$319,849,043	$295,286,572

Non-accrual loans, segregated by class of loans, were as follows:

	September 30,	December 31,
	2017	2016

Commercial real estate	$2,542,425	$-
Construction and land development	228,487	752,889
Total	$2,770,912	$752,889

At September 30, 2017, the Company had three nonaccrual loans totaling $2,770,912. Two of the loans were construction and land development loans to one borrower totaling $228,487, secured by real estate and business assets, and were personally guaranteed. The third loan was a commercial real estate loan of $2,542,425 that was secured by real estate and was personally guaranteed. Gross interest income of $83,068 would have been recorded in the first nine months of 2017 if these nonaccrual loans had been current and performing in accordance with the original terms. The Company allocated $619,449 of its allowance for loan losses for these nonaccrual loans as of September 30, 2017. The balance of nonaccrual loans was net of charge-offs of $400,000 at September 30, 2017.

At September 30, 2016, the Company had two nonaccrual construction and land development loans to one borrower totaling $934,391. The loans were secured by real estate and business assets, and were personally guaranteed. Gross interest income of $33,973 would have been recorded in the first nine months of 2016 if these nonaccrual loans had been current and performing in accordance with the original terms. The balance of nonaccrual loans was net of charge-offs of $200,000 at September 30, 2016.

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

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

4.	Loans (Continued)

An age analysis of past due loans, segregated by type of loan, is as follows:

			90 Days				Past Due 90
	30 - 59 Days	60 - 89 Days	or More	Total		Total	Days or More
	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing
September 30, 2017
Real estate:
Commercial	$-	$-	$2,542,425	$2,542,425	$226,888,352	$229,430,777	$-
Construction and land development	-	-	228,487	228,487	15,826,463	16,054,950	-
Residential	72,632	11,758	-	84,390	58,156,434	58,240,824	-
Commercial	-	-	-	-	18,864,001	18,864,001	-
Consumer	258	-	-	258	555,413	555,671	-
Total	$72,890	$11,758	$2,770,912	$2,855,560	$320,290,663	$323,146,223	$-

December 31, 2016
Real estate:
Commercial	$-	$-	$-	$-	$206,145,076	$206,145,076	$-
Construction and land development	-	-	752,889	752,889	13,640,103	14,392,992	-
Residential	824,554	-	-	824,554	53,886,255	54,710,809	-
Commercial	48,719	-	-	48,719	22,104,054	22,152,773	-
Consumer	-	-	-	-	725,269	725,269	-
Total	$873,273	$-	$752,889	$1,626,162	$296,500,757	$298,126,919	$-

Impaired loans, segregated by class of loans, are set forth in the following table:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded	Interest
	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
September 30, 2017
Real estate:
Commercial	$5,467,307	$2,924,882	$2,542,425	$5,467,307	$535,425	$3,946,198	$168,245
Construction and land development	228,487	-	228,487	228,487	84,024	490,688	-
Commercial	135,971	135,971	-	135,971	-	150,369	7,939
	$5,831,765	$3,060,853	$2,770,912	$5,831,765	$619,449	$4,587,255	$176,184

December 31, 2016
Real estate:
Commercial	$2,455,090	$2,183,509	$241,580	$2,425,089	$7,580	$2,332,568	$125,260
Construction and land development	1,152,889	-	752,889	752,889	16,587	854,851	-
Commercial	164,766	164,766	-	164,766	-	184,201	14,442
	$3,772,745	$2,348,275	$994,469	$3,342,744	$24,167	$3,371,620	$139,702

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

At September 30, 2017, the Company had four loans classified as a troubled debt restructuring. All are included in impaired loans above. The first is a commercial real estate loan with a balance of $2,174,882. The second is a commercial loan with a balance of $135,971. The final two loans with a combined principal balance of $750,000 are commercial real estate loans to the same borrower that were restructured during the nine months ended September 30, 2017. All four loans are paying as agreed.

At December 31, 2016, the Company had three loans classified as a troubled debt restructuring. All are included in impaired loans above. The first is a commercial real estate loan with a balance of $2,183,509. The second is a commercial loan with a balance of $164,766. These two loans are paying as agreed. The third loan was restructured in 2016 with a balance of $271,580. The loan is a commercial real estate loan with a balance of $241,580 at December 31, 2016 which is net of a $30,000 charge-off. The Company allocated $7,580 of its allowance for loan losses for this loan.

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

Loans by credit grade, segregated by loan type, are as follows:

		Above			Pass	Special
September 30, 2017	Excellent	average	Average	Acceptable	watch	mention	Substandard	Doubtful	Total

Real estate:
Commercial	$-	$7,787,494	$128,447,058	$72,881,240	$8,363,616	$5,433,728	$3,975,216	$2,542,425	$229,430,777
Construction and land development	-	174,851	8,361,381	3,748,762	2,475,794	1,065,675	228,487	-	16,054,950
Residential	64,266	1,931,771	36,654,458	15,542,006	3,394,423	-	653,900	-	58,240,824
Commercial	1,578,755	33,182	14,075,662	2,564,206	476,225	135,971	-	-	18,864,001
Consumer	10,253	99,961	340,769	76,808	-	-	2,840	25,040	555,671
	$1,653,274	$10,027,259	$187,879,328	$94,813,022	$14,710,058	$6,635,374	$4,860,443	$2,567,465	$323,146,223

		Above			Pass	Special
December 31, 2016	Excellent	average	Average	Acceptable	watch	mention	Substandard	Doubtful	Total

Real estate:
Commercial	$-	$9,584,756	$147,668,371	$32,474,566	$3,883,813	$8,644,563	$3,889,007	$-	$206,145,076
Construction and land development	-	178,078	10,178,876	2,039,090	-	153,611	1,843,337	-	14,392,992
Residential	110,142	2,811,362	42,715,571	8,059,118	351,182	-	663,434	-	54,710,809
Commercial	1,666,880	77,745	18,469,572	1,228,598	545,212	164,766	-	-	22,152,773
Consumer	42,577	121,306	476,465	51,339	-	-	3,840	29,742	725,269
	$1,819,599	$12,773,247	$219,508,855	$43,852,711	$4,780,207	$8,962,940	$6,399,618	$29,742	$298,126,919

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

The following table details activity in the allowance for loan losses by portfolio for the nine months ended September 30, 2017 and 2016, and the year ended December 31, 2016. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
September 30, 2017	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,717,749	$367,069	$-	$3,280	$2,088,098	$535,425	$1,552,673	$5,467,307	$223,963,470
Construction and land development	204,860	70,910	-	-	275,770	84,024	191,746	228,487	15,826,463
Residential	247,437	(6,779)	-	148	240,806	-	240,806	-	58,240,824
Commercial	125,260	(48,493)	-	-	76,767	-	76,767	135,971	18,728,030
Consumer	8,826	(1,653)	-	-	7,173	-	7,173	-	555,671
Unallocated	58,954	(31,054)	-	-	27,900	-	27,900	-	-
	$2,363,086	$350,000	$-	$3,428	$2,716,514	$619,449	$2,097,065	$5,831,765	$317,314,458

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
September 30, 2016	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,718,256	$(4,259)	$-	$-	$1,713,997	$-	$1,713,997	$2,461,435	$189,595,854
Construction and land development	306,982	(4,732)	-	-	302,250	150,456	151,794	934,391	12,065,953
Residential	322,084	(146,543)	-	55,058	230,599	-	230,599	-	52,224,177
Commercial	132,362	158,285	(100,485)	-	190,162	-	190,162	174,035	21,532,973
Consumer	7,900	3,051	-	-	10,951	-	10,951	-	814,864
Unallocated	95,861	(5,802)	-	-	90,059	-	90,059	-	-
	$2,583,445	$-	$(100,485)	$55,058	$2,538,018	$150,456	$2,387,562	$3,569,861	$276,233,821

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
December 31, 2016	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,718,256	$29,493	$(30,000)	$-	$1,717,749	$7,580	$1,710,169	$2,425,089	$203,719,987
Construction and land development	306,982	97,878	(200,000)	-	204,860	16,587	188,273	752,889	13,640,103
Residential	322,084	(184,773)	-	110,126	247,437	-	247,437	-	54,710,809
Commercial	132,362	93,383	(100,485)	-	125,260	-	125,260	164,766	21,988,007
Consumer	7,900	926	-	-	8,826	-	8,826	-	725,269
Unallocated	95,861	(36,907)	-	-	58,954	-	58,954	-	-
	$2,583,445	$-	$(330,485)	$110,126	$2,363,086	$24,167	$2,338,919	$3,342,744	$294,784,175

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

5.	Capital Standards

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

Under the revised prompt corrective action requirements, as of January 1, 2015, insured depository institutions are required to meet the following in order to qualify as "well capitalized:" (i) a common equity Tier 1 risk-based capital ratio of 6.5%; (ii) a Tier 1 risk-based capital ratio of 8%; (iii) a total risk-based capital ratio of 10%; and (iv) a Tier 1 leverage ratio of 5%. Management believes that, as of September 30, 2017, the Bank met all capital adequacy requirements under the Basel III Capital Rules.

The implementation of the capital conservation buffer began on January 1, 2016, at the 0.625% level and is to be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). The Basel III Capital Rules also provide for a "countercyclical capital buffer" that is applicable to only certain covered institutions and does not have current applicability to the Bank. Management believes that, as of September 30, 2017, the Bank met all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.

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

The following table presents actual and required capital ratios as of September 30, 2017 and December 31, 2016, for the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of September 30, 2017 and December 31, 2016, are based on the phase-in provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

5.	Capital Standards (continued)

As of September 30, 2017, the most recent notification from the FDIC has categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain ratios as set forth in the table. Management is not aware of any changes in conditions or other events since that notification that are likely to change the Bank's category.

The FDIC, through formal or informal agreement, has the authority to require an institution to maintain higher capital ratios than those provided by statute, to be categorized as well capitalized under the regulatory framework for prompt corrective action.

			Minimum		To Be Well
(Dollars in thousands)	Actual		Capital Adequacy		Capitalized
September 30, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$43,562	12.70%	$31,724	9.25%	$34,296	10.00%
Tier 1 capital (to risk-weighted assets)	40,846	11.91%	24,865	7.25%	27,437	8.00%
Common equity tier 1 (to risk-weighted assets)	40,846	11.91%	19,720	5.75%	22,292	6.50%
Tier 1 leverage (to average assets)	40,846	10.19%	16,040	4.00%	20,050	5.00%

			Minimum		To Be Well
(Dollars in thousands)	Actual		Capital Adequacy		Capitalized
December 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$41,385	13.18%	$27,076	8.63%	$31,392	10.00%
Tier 1 capital (to risk-weighted assets)	39,022	12.43%	20,797	6.63%	25,114	8.00%
Common equity tier 1 (to risk-weighted assets)	39,022	12.43%	16,089	5.13%	20,405	6.50%
Tier 1 leverage (to average assets)	39,022	10.39%	15,025	4.00%	18,781	5.00%

Capital ratios of the Company are substantially the same as the Bank’s.

6.	Fair Value

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

The following table summarizes financial assets measured at fair value on a recurring and nonrecurring basis as of September 30, 2017 and December 31, 2016, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

6.	Fair Value (continued)

	Carrying Value:
	Level 1	Level 2	Level 3	Total
September 30, 2017

Recurring
Available for sale securities
State and municipal	$-	$1,552,854	$-	$1,552,854
Mutual fund	505,259	-	-	505,259
SBA pools	-	3,262,591	-	3,262,591
Mortgage-backed securities	-	24,833,613	-	24,833,613
	$505,259	$29,649,058	$-	$30,154,317
Nonrecurring
Other real estate owned	$-	$-	$414,000	$414,000
Impaired loans	-	-	5,212,316	5,212,316

December 31, 2016

Recurring
Available for sale securities
State and municipal	$-	$1,566,327	$-	$1,566,327
Mutual fund	492,243	-	-	492,243
SBA pools	-	2,263,834	-	2,263,834
Mortgage-backed securities	-	30,063,535	-	30,063,535
	$492,243	$33,893,696	$-	$34,385,939
Nonrecurring
Other real estate owned	$-	$-	$414,000	$414,000
Impaired loans	-	-	3,318,577	3,318,577

Reconciliation of Level 3 Inputs

	Other Real	Impaired
	Estate Owned	Loans

December 31, 2016 balance	$414,000	$3,318,577
Additions	-	3,242,425
Advances	-	1,093,624
Loan loss provision	-	(595,282)
Principal payments received	-	(1,847,028)
September 30, 2017 balance	$414,000	$5,212,316

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

6.	Fair Value (continued)

The estimated fair value of financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of the valuation inputs were as follows:

	September 30, 2017		December 31, 2016
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets
Level 1 inputs
Cash and cash equivalents	$11,976,647	$11,976,647	$13,312,915	$13,312,915
Level 2 inputs
Securities held to maturity	18,758,541	18,937,289	17,987,628	17,833,799
Mortgage loans held for sale	833,900	847,734	884,500	902,061
Federal Home Loan Bank stock	1,021,100	1,021,100	778,300	778,300
Level 3 inputs
Loans, net	319,849,043	320,170,266	295,286,572	297,982,000

Financial liabilities
Level 1 inputs
Noninterest-bearing deposits	$59,642,920	$59,642,920	$62,791,835	$62,791,835
Securities sold under repurchase agreements	23,562,409	23,562,409	27,226,159	27,226,159
Level 2 inputs
Interest-bearing deposits	254,426,818	245,716,000	239,923,301	230,394,000
Federal Home Loan Bank advances	16,000,000	15,966,000	9,000,000	8,975,000

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

Basic earnings per common share is derived by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period, giving retroactive effect to stock dividends declared during the period, and does not include the effect of any potentially dilutive common stock equivalents. Diluted earnings per share is derived by dividing net income available to common stockholders by the weighted-average number of shares outstanding, giving retroactive effect to stock dividends declared during the period, and adjusted for the dilutive effect of outstanding common stock equivalents. No common stock equivalents were outstanding during the three- or nine-month periods ended September 30, 2017 or September 30, 2016.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

7.	Earnings per Share (continued)

The following tables set forth the calculation of basic and diluted earnings per common share for the three- and nine-month periods ended September 30, 2017 and 2016:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Net income	$1,014,456	$1,040,372	$3,132,902	$2,893,028

Weighted average shares outstanding	1,659,295	1,656,390	1,657,369	1,650,545

Earnings per share - basic and diluted	$0.61	$0.63	$1.89	$1.75

8.	Post-retirement plans

The Company has a profit sharing plan qualifying under Section 401(k) of the Internal Revenue Code. All employees age 21 or more with six months of service are eligible for participation in the plan. The Company matches employee contributions up to 4% of total compensation and may make additional discretionary contributions. Employee and employer contributions are 100% vested when made. The Company's contributions to this plan were $41,013 and $120,759 for the three and nine months ended September 30, 2017, respectively, and $39,643 and $113,449 for the three and nine months ended September 30, 2016, respectively.

The Company has entered into agreements with 12 employees to provide certain life insurance benefits payable in connection with policies of life insurance on those employees that are owned by the Company. Each of the agreements provides for the amount of death insurance benefits to be paid to beneficiaries of the insured. For this plan, the Company expensed $1,307 and $3,921 for the three and nine months ended September 30, 2017, respectively, and $1,204 and $3,612 for the three and nine months ended September 30, 2016, respectively.

In 2010 and 2015, the Company adopted supplemental executive retirement plans for three of its executives. The plans provide cash compensation to the executive officers under certain circumstances, including a separation of service. The benefits vest over the period from adoption to a specified age for each executive. The Company recorded expenses, including interest, of $63,600 and $190,800 for the three and nine months ended September 30, 2017, respectively, and $63,588 and $189,568 for the three and nine months ended September 30, 2016, respectively.

Retirement plan expenses are included in employee benefits on the consolidated statements of income.

9.	Subsequent Events

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the consolidated financial statements were issued. No significant subsequent events were identified which would affect the presentation of the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Financial Condition

Total assets increased by $18,124,544 or 4.8% during the first nine months of 2017 to $397,955,903 at September 30, 2017 from $379,831,359 at December 31, 2016. The increase in total assets was due primarily to an increase of $24,562,471 in loans, offset by decreases of $1,336,268 in cash, $1,639,127 in other assets, and $3,460,709 in securities.

Total liabilities increased $15,389,173 or 4.5% during the first nine months of 2017 to $356,208,255 at September 30, 2017 from $340,819,082 at December 31, 2016. The increase was due primarily to increases of $11,354,602 in deposits and $7,000,000 in advances from the Federal Home Loan Bank of Atlanta (“FHLB”), offset by a $3,663,750 decrease in securities sold under repurchase agreements.

Stockholders’ equity increased by $2,735,371 or 7.0% during first nine months of 2017 to $41,747,648 at September 30, 2017 from $39,012,277 at December 31, 2016. The increase was due primarily to net income of $3,132,902 during the period less dividends paid (net of reinvestments) of $500,061.

Loans

Major categories of loans at September 30, 2017 and December 31, 2016 are as follows:

	September 30,		December 31,
	2017		2016

Real estate:
Commercial	$229,430,777	71%	$206,145,076	69%
Construction/Land development	16,054,950	5%	14,392,992	5%
Residential	58,240,824	18%	54,710,809	18%
Commercial	18,864,001	6%	22,152,773	8%
Consumer	555,671	0%	725,269	0%
	323,146,223	100%	298,126,919	100%
Less: Allowance for loan losses	2,716,514		2,363,086
Deferred origination fees net of costs	580,666		477,261
	$319,849,043		$295,286,572

Loans increased by $24,562,471 or 8.3% to $319,849,043 at September 30, 2017 from $295,286,572 at December 31, 2016. The growth was due primarily to a $23,285,701 increase in commercial real estate loans. The allowance for loan losses increased $353,428 to $2,716,514 at September 30, 2017 from $2,363,086 at December 31, 2016 as a result of a larger loan portfolio and a delinquent loan that was identified as impaired.

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

An age analysis of past due loans, segregated by class of loans, as of September 30, 2017 and December 31, 2016, is as follows:

			90 Days				Past Due 90
	30 - 59 Days	60 - 89 Days	or more	Total		Total	Days or More
	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing
September 30, 2017
Real estate:
Commercial	$-	$-	$2,542,425	$2,542,425	$226,888,352	$229,430,777	$-
Construction/Land development	-	-	228,487	228,487	15,826,463	16,054,950	-
Residential	72,632	11,758	-	84,390	58,156,434	58,240,824
Commercial	-	-	-	-	18,864,001	18,864,001	-
Consumer	258	-	-	258	555,413	555,671	-

Total	$72,890	$11,758	$2,770,912	$2,855,560	$320,290,663	$323,146,223	$-

			90 Days				Past Due 90
	30 - 59 Days	60 - 89 Days	or more	Total		Total	Days or More
	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing
December 31, 2016
Real estate:
Commercial	$-	$-	$-	$-	$206,145,076	$206,145,076	$-
Construction/Land development	-	-	752,889	752,889	13,640,103	14,392,992	-
Residential	824,554	-	-	824,554	53,886,255	54,710,809
Commercial	48,719	-	-	48,719	22,104,054	22,152,773	-
Consumer	-	-	-	-	725,269	725,269	-

Total	$873,273	$-	$752,889	$1,626,162	$296,500,757	$298,126,919	$-

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

Non-accrual loans at September 30, 2017 and December 31, 2016, segregated by class of loans, were as follows:

	September 30,	December 31,
	2017	2016

Commercial Real Estate	$2,542,425	$-
Construction and land development	228,487	752,889
Total	$2,770,912	$752,889

At September 30, 2017, the Company had three nonaccrual loans totaling $2,770,912. Two of the loans were construction and land development loans to one borrower totaling $228,487, secured by real estate and business assets, and were personally guaranteed. The third loan was a commercial real estate loan of $2,542,425 that was secured by real estate and was personally guaranteed. Gross interest income of $83,068 would have been recorded in the first nine months of 2017 if these nonaccrual loans had been current and performing in accordance with the original terms. The Company allocated $619,449 of its allowance for loan losses for these nonaccrual loans as of September 30, 2017. The balance of nonaccrual loans was net of charge-offs of $400,000 at September 30, 2017.

At September 30, 2016, the Company had two nonaccrual construction and land development loans to one borrower totaling $934,391. The loans were secured by real estate and business assets, and were personally guaranteed. Gross interest income of $33,973 would have been recorded in the first nine months of 2016 if these nonaccrual loans had been current and performing in accordance with the original terms. The balance of nonaccrual loans was net of charge-offs of $200,000 at September 30, 2016.

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

At September 30, 2017 and December 31, 2016, the Company had no loans that were delinquent 90 days or greater other than the nonaccrual loans discussed above.

Impaired loans at September 30, 2017 and December 31, 2016 are set forth in the following table:

	September 30,	December 31,
	2017	2016

Impaired loans no valuation allowance	$3,060,853	$2,348,275
Impaired loans with a valuation allowance	2,770,912	994,469
Total impaired loans	$5,831,765	$3,342,744
Valuation allowance related to impaired loans	$619,449	$24,167

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

At September 30, 2017, the Company had four loans classified as a troubled debt restructuring. All are included in impaired loans above. The first is a commercial real estate loan with a balance of $2,174,882. The second is a commercial loan with a balance of $135,971. The final two loans with a combined principal balance of $750,000 are commercial real estate loans to the same borrower that were restructured during the nine months ended September 30, 2017. All four loans are paying as agreed.

At December 31, 2016, the Company had three loans classified as a troubled debt restructuring. All are included in impaired loans above. The first is a commercial real estate loan with a balance of $2,183,509. The second is a commercial loan with a balance of $164,766. These two loans are paying as agreed. The third loan was restructured in 2016 with a balance of $271,580. The loan is a commercial real estate loan with a balance of $241,580 at December 31, 2016 which is net of a $30,000 charge-off. The Company allocated $7,580 of its allowance for loan losses for this loan.

	September 30,	December 31,
	2017	2016

Restructured loans (TDRs):
Performing as agreed	$3,060,853	$2,348,275
Not performing as agreed	-	241,580
Total TDRs	$3,060,853	$2,589,855

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

The following table details activity in the allowance for loan losses by portfolio for the nine months ended September 30, 2017 and 2016, and the year ended December 31, 2016. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
September 30, 2017	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,717,749	$367,069	$-	$3,280	$2,088,098	$535,425	$1,552,673	$5,467,307	$223,963,470
Construction and land development	204,860	70,910	-	-	275,770	84,024	191,746	228,487	15,826,463
Residential	247,437	(6,779)	-	148	240,806	-	240,806	-	58,240,824
Commercial	125,260	(48,493)	-	-	76,767	-	76,767	135,971	18,728,030
Consumer	8,826	(1,653)	-	-	7,173	-	7,173	-	555,671
Unallocated	58,954	(31,054)	-	-	27,900	-	27,900	-	-
	$2,363,086	$350,000	$-	$3,428	$2,716,514	$619,449	$2,097,065	$5,831,765	$317,314,458

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
September 30, 2016	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,718,256	$(4,259)	$-	$-	$1,713,997	$-	$1,713,997	$2,461,435	$189,595,854
Construction and land development	306,982	(4,732)	-	-	302,250	150,456	151,794	934,391	12,065,953
Residential	322,084	(146,543)	-	55,058	230,599	-	230,599	-	52,224,177
Commercial	132,362	158,285	(100,485)	-	190,162	-	190,162	174,035	21,532,973
Consumer	7,900	3,051	-	-	10,951	-	10,951	-	814,864
Unallocated	95,861	(5,802)	-	-	90,059	-	90,059	-	-
	$2,583,445	$-	$(100,485)	$55,058	$2,538,018	$150,456	$2,387,562	$3,569,861	$276,233,821

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
December 31, 2016	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,718,256	$29,493	$(30,000)	$-	$1,717,749	$7,580	$1,710,169	$2,425,089	$203,719,987
Construction and land development	306,982	97,878	(200,000)	-	204,860	16,587	188,273	752,889	13,640,103
Residential	322,084	(184,773)	-	110,126	247,437	-	247,437	-	54,710,809
Commercial	132,362	93,383	(100,485)	-	125,260	-	125,260	164,766	21,988,007
Consumer	7,900	926	-	-	8,826	-	8,826	-	725,269
Unallocated	95,861	(36,907)	-	-	58,954	-	58,954	-	-
	$2,583,445	$-	$(330,485)	$110,126	$2,363,086	$24,167	$2,338,919	$3,342,744	$294,784,175

The provision for loan losses for the nine months ended September 30, 2017 was $350,000, compared to $0 for the nine months ended September 30, 2016. The increase was due to a larger loan portfolio during the nine months ended September 30, 2017 when compared to the same period of 2016 as well as one delinquent loan that was identified as impaired.

During the nine months ended September 30, 2017, the Company had no loan charge-offs and had recoveries of $3,428 from loans written off in prior periods. During the nine months ended September 30, 2016, the Company had loan charge-offs of $100,485 and had recoveries of $55,058 from loans written off in prior periods.

As of September 30, 2017, the Company had $8,206,477 of loans on a watch list, other than impaired loans, for which the borrowers have the potential for experiencing financial difficulties. As of December 31, 2016, the Company had $12,019,814 of such loans. These loans are subject to ongoing management attention and their classifications are reviewed regularly.

Investment Securities

Investment securities decreased $3,460,709 or 6.6% to $48,912,858 at September 30, 2017 from $52,373,567 at December 31, 2016. At September 30, 2017 and December 31, 2016, the Company had classified 62% and 66%, respectively, of the investment portfolio as available for sale. The balance of the portfolio was classified as held to maturity.

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

The following table sets forth the carrying value of investment securities at September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
Available for sale
State and municipal	$1,552,854	$1,566,327
Mutual fund	505,259	492,243
SBA pools	3,262,591	2,263,834
Mortgage-backed securities	24,833,613	30,063,535
	$30,154,317	$34,385,939

Held to maturity
State and municipal	$18,758,541	$17,987,628

The following table sets forth the scheduled maturities of investment securities at September 30, 2017:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Within 1 year	$515,457	$505,259	$-	$-
Over 1 to 5 years	-	-	313,302	314,619
Over 5 to 10 years	1,134,651	1,159,055	1,664,710	1,718,506
Over 10 years	377,401	393,799	16,780,529	16,904,164
	2,027,509	2,058,113	18,758,541	18,937,289

Mortgage-backed securities and SBA pools	28,420,384	28,096,204	-	-
	$30,447,893	$30,154,317	$18,758,541	$18,937,289

SBA pools and mortgage-backed securities are due in monthly installments.

Other Real Estate Owned

Other real estate owned at September 30, 2017 and December 31, 2016 included one property with a carrying value of $414,000. The property is land in Cecil County, Maryland and was acquired through foreclosure in 2007. The property consists of 10.43 acres earmarked for townhouse and single family residential housing development. The property is being actively marketed for sale.

Deposits

Total deposits increased by $11,354,602 or 3.8% to $314,069,738 at September 30, 2017 from $302,715,136 at December 31, 2016. The increase in deposits was due to a $3,000,834 increase in interest bearing checking accounts, a $2,031,770 increase in savings accounts, and a $16,061,861 increase in time deposits, offset by a $6,590,948 decrease in money market accounts and a $3,148,915 decrease in noninterest-bearing accounts.

The following table shows the average balances and average costs of deposits for the nine months ended September 30, 2017 and 2016:

	September 30, 2017		September 30, 2016
	Average Balance	Cost	Average Balance	Cost

Noninterest bearing demand deposits	$59,865,267	0.00%	$58,313,156	0.00%
Interest bearing demand deposits	42,132,943	0.15%	36,057,246	0.13%
Savings and money market deposits	105,366,892	0.25%	92,499,645	0.23%
Time deposits	106,331,426	0.97%	94,953,240	0.86%
	$313,696,528	0.43%	$281,823,287	0.38%

Liquidity Management

Liquidity describes our ability to meet financial obligations that arise out of the ordinary course of business. Liquidity is primarily needed to meet depositor withdrawal requirements, to fund loans, and to fund our other debts and obligations as they come due in the normal course of business. We maintain our asset liquidity position internally through short-term investments, the maturity distribution of the investment portfolio, loan repayments, and income from earning assets. On the liability side of the balance sheet, liquidity is affected by the timing of maturing liabilities and the ability to generate new deposits or borrowings as needed. The Bank is approved to borrow 75% of eligible pledged single family residential loans and 50% of eligible pledged commercial loans as well as investment securities, or approximately $53.0 million under a secured line of credit with the FHLB. The Bank also has a facility with the Federal Reserve Bank of Richmond (the “Reserve Bank”) under which the Bank can borrow approximately $24.7 million. Finally, the Bank has an $11,000,000 ($2,000,000 unsecured and $9,000,000 secured) overnight federal funds line of credit available from a commercial bank. FHLB advances of $16,000,000 and $9,000,000 were outstanding at September 30, 2017 and December 31, 2016, respectively. There were no borrowings from the Reserve Bank or our commercial bank lender at September 30, 2017 and December 31, 2016. Management believes that we have adequate liquidity sources to meet all anticipated liquidity needs over the next 12 months. Management knows of no trend or event which is likely to have a material impact on our ability to maintain liquidity at satisfactory levels.

Borrowings and Other Contractual Obligations

The Company’s contractual obligations consist primarily of borrowings and operating leases for various facilities.

Securities sold under agreements to repurchase represent overnight borrowings from customers. Securities owned by the Company which are used as collateral for these borrowings are primarily U.S. government agency securities.

Specific information about the Company’s borrowings and contractual obligations is set forth in the following table:

		September 30,	December 31,
		2017	2016
Amount outstanding at period-end:
Securities sold under repurchase agreements		$23,562,409	$27,226,159
Federal Home Loan Bank advances		16,000,000	9,000,000
Federal Home Loan Bank advances mature in:
	2017	$3,000,000	$2,000,000
	2018	11,000,000	5,000,000
	2019	2,000,000	2,000,000
Weighted average rate paid at period-end:
Securities sold under repurchase agreements		0.65%	0.63%
Federal Home Loan Bank advances		1.21%	1.11%

There have been no significant changes to our lease commitments, as disclosed in Note 7 of our consolidated financial statements as of and for the year ending December 31, 2016, included in Farmers and Merchants Bancshares, Inc.’s Registration Statement on Form 10 that was filed pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (File No. 000-55756)

Capital Resources and Adequacy

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

The following table presents actual and required capital ratios as of September 30, 2017 and December 31, 2016 for the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of September 30, 2017 and December 31, 2016, are based on the phase-in provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

			Minimum		To Be Well
(Dollars in thousands)	Actual		Capital Adequacy		Capitalized
September 30, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$43,562	12.70%	$31,724	9.25%	$34,296	10.00%
Tier 1 capital (to risk-weighted assets)	40,846	11.91%	24,865	7.25%	27,437	8.00%
Common equity tier 1 (to risk- weighted assets)	40,846	11.91%	19,720	5.75%	22,292	6.50%
Tier 1 leverage (to average assets)	40,846	10.19%	16,040	4.00%	20,050	5.00%

December 31, 2016

Total capital (to risk-weighted assets)	$41,385	13.18%	$27,076	8.63%	$31,392	10.00%
Tier 1 capital (to risk-weighted assets)	39,022	12.43%	20,797	6.63%	25,114	8.00%
Common equity tier 1 (to risk- weighted assets)	39,022	12.43%	16,089	5.13%	20,405	6.50%
Tier 1 leverage (to average assets)	39,022	10.39%	15,025	4.00%	18,781	5.00%

The Company intends to fund future growth primarily with cash, federal funds, maturities of investment securities and deposit growth. Management knows of no other trend or event that will have a material impact on capital.

Off-Balance Sheet Arrangements

In the normal course of business, the Bank makes commitments to extend credit and issues standby letters of credit. Outstanding loan commitments, unused lines of credit, and letters of credit at September 30, 2017 and December 31, 2016 were as follows:

	September 30,	December 31,
	2017	2016

Loan commitments
Construction and land development	$387,000	$250,000
Commercial	4,714,672	1,050,000
Commercial real estate	14,518,321	17,134,718
Residential	2,376,767	3,894,689
	$21,996,760	$22,329,407

Unused lines of credit
Home-equity lines	$3,277,328	$3,345,309
Commercial lines	36,600,614	27,182,226
	$39,877,942	$30,527,535

Letters of credit	$1,566,362	$1,281,848

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

RESULTS OF OPERATIONS

Comparison of Operating Results for the Nine Months Ended September 30, 2017 and 2016

General

Net income for the nine months ended September 30, 2017 was $3,132,902, compared to $2,893,028 for the same period of 2016. The increase of $239,874 or 8.3% was due to a $707,182 increase in net interest income, a $5,175 increase in noninterest income, and a $420,498 decrease in income taxes, offset by a $542,981 increase in noninterest expense and a $350,000 increase in the provision for loan losses.

Net Interest Income

Net interest income, which is the difference between interest income on loans and investments and interest expense on deposits and borrowings, was $11,089,253 for the nine months ended September 30, 2017, compared to $10,382,071 for the same period of 2016.

Total interest income for the nine months ended September 30, 2017 was $12,330,389, compared to $11,359,306 for the same period of 2016, an increase of $971,083 or 8.6%.

Total interest income on loans for the nine months ended September 30, 2017 increased $871,763 over the same period of 2016 due to a $35.7 million higher average loan balance for the first nine months of 2017 when compared to the same period of 2016, offset by a lower loan yield of 4.74% for the first nine months of 2017 versus 4.93% for the same period of 2016. Investment income for the first nine months of 2017 increased by $75,527 or 8.1% when compared to the same period of 2016 due to a $1.8 million higher average investment balance and an increase in fully-taxable equivalent yield to 3.27% for nine months ended September 30, 2017, compared to 3.06% for the same period of 2016. The fully-taxable equivalent yield on total interest-earning assets decreased 11 basis points to 4.48% for the nine months ended September 30, 2017, compared to 4.59% for the same period of 2016. The average balance of total interest-earning assets increased by $38.1 million to $373.9 million for the nine months ended September 30, 2017, compared to $335.8 million for the same period of 2016.

Total interest expense for the nine months ended September 30, 2017 was $1,241,136, compared to $977,235 for the same period of 2016, an increase of $263,901 or 27.0%. The increase was due to a higher overall cost of funds of 0.57% for the nine months ended September 30, 2017, compared to 0.50% for the same period of 2016, and a $33.7 million increase in the average balance of interest-bearing liabilities to $292.0 million in the first nine months of 2017, compared to $258.3 million in the same period of 2016. Cost of funds for time deposits increased to 0.97% for the nine months ended September 30, 2017 from 0.86% for the same period of 2016. Securities sold under repurchase agreements cost of funds increased to 0.65% for the first nine months of 2017 from 0.54% for the first nine months of 2016. FHLB advances cost of funds increased to 1.18% for the first nine months of 2017 from 0.90% for the first nine months of 2016.

Average noninterest-earning assets decreased by $0.6 million to $19.8 million in the first nine months of 2017, compared to $20.4 million in the same period of 2016. Average noninterest-bearing deposits increased by $1.6 million to $59.9 million during the first nine months of 2017, compared to $58.3 million in the same period of 2016. The average balance in stockholders’ equity increased by $2.0 million for the nine months ended September 30, 2017, when compared with the same period of 2016.

The FRB has raised rates four times in the last 24 months. The cost of deposits and borrowings has increased slightly over that time. However, the yields on loans continue to decline as those with higher rates mature or payoff and are replaced by lower yielding loans. Management anticipates that the FRB will continue to raise rates over the next few years. Management will closely monitor its asset-liability position so that it can respond to any future changes in interest rates and/or changes to the Bank’s interest rate spread.

The following table sets forth information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities for the nine-month periods ended September 30, 2017 and 2016. Average balances are also provided for noninterest-earning assets and noninterest-bearing liabilities.

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
Assets:
Loans	$316,330,253	$11,245,018	4.74%	$280,611,974	$10,373,255	4.93%
Securities, taxable	32,895,498	562,600	2.28%	34,387,000	584,065	2.26%
Securities, tax exempt	18,199,455	691,496	5.07%	14,896,162	548,822	4.91%
Federal funds sold and other interest-earning assets	6,429,500	75,975	1.58%	5,897,769	51,012	1.15%
Total interest-earning assets	373,854,706	12,575,089	4.48%	335,792,905	11,557,154	4.59%
Noninterest-earning assets	19,818,913			20,430,585
Total assets	$393,673,619			$356,223,490

Liabilities and Stockholders’ Equity:
NOW, savings, and money market	$147,499,835	224,494	0.20%	$128,556,891	194,829	0.20%
Certificates of deposit	106,331,426	776,390	0.97%	94,953,240	610,893	0.86%
Securities sold under repurchase agreements	24,767,677	121,495	0.65%	23,763,829	96,690	0.54%
FHLB advances and other borrowings	13,443,223	118,757	1.18%	11,040,150	74,823	0.90%
Total interest-bearing liabilities	292,042,161	1,241,136	0.57%	258,314,110	977,235	0.50%

Noninterest-bearing deposits	59,865,267			58,313,156
Noninterest-bearing liabilities	1,923,875			1,726,115
Total liabilities	353,831,303			318,353,381
Stockholders' equity	39,842,316			37,870,109
Total liabilities and stockholders' equity	$393,673,619			$356,223,490

Net interest income		$11,333,953			$10,579,919

Interest rate spread			3.91%			4.09%

Net interest margin			4.04%			4.20%

Ratio of average interest-earning assets to average interest-bearing liabilities			128.01%			129.99%

Interest on tax-exempt investments are reported on fully taxable equivalent basis.

Noninterest Income

Noninterest income for the nine months ended September 30, 2017 was $1,137,774, compared to $1,132,599 for the same period of 2016, an increase of $5,175 or 0.5%. A $217,563 increase in net gain on sale of loans drove the increase, offset by declines in mortgage banking income of $162,294 and service charges on deposit accounts of $37,954.

Noninterest Expense

Noninterest expenses for the nine months ended September 30, 2017 totaled $7,577,963, compared to $7,034,982 for the same period of 2016, an increase of $542,981 or 7.7%. The increase was due primarily to increases in salaries and benefits of $378,669, occupancy and furniture and equipment of $33,572 and in other expenses of $130,740. The salary and benefit increase was attributable to several new positions, annual salary increases, and rising health care costs.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2017 was $1,166,162, compared to $1,586,660 for the same period of 2016. The effective tax rate was 27.1% for the nine months ended September 30, 2017, compared to 35.4% for the same period of 2016. The decline was due to higher tax exempt revenue in the first nine months of 2017 when compared to the first nine months of 2016.

Comparison of Operating Results for the Three Months Ended September 30, 2017 and 2016

Net income for the three months ended September 30, 2017 was $1,014,456, compared to $1,040,372 for the same period of 2016. The decrease of $25,916 or 2.5% was due to a $147,103 increase in noninterest expense, a $225,000 increase in the provision for loan losses, and a $135,456 decrease in noninterest income, offset by a $272,745 increase in net interest income and a $208,898 decrease in income taxes.

Net Interest Income

Net interest income, which is the difference between interest income on loans and investments and interest expense on deposits and borrowings, was $3,789,212 for the three months ended September 30, 2017, compared to $3,516,467 for the same period of 2016.

Total interest income for the three months ended September 30, 2017 was $4,232,017, compared to $3,856,566 for the same period of 2016, an increase of $375,451 or 9.7%.

Total interest income on loans for the three months ended September 30, 2017 increased $339,201 over the same period of 2016 due to a $34.1 million higher average loan balance for the three months ended September 30, 2017 when compared to the same period of 2016, offset by a lower loan yield of 4.76% for the three months ended September 30, 2017 versus 4.85% for the same period of 2016. Investment income for the three months ended September 30, 2017 increased by $22,932 or 7.2% when compared to the same period of 2016 due to an increase in fully-taxable equivalent yield to 3.41% for three months ended September 30, 2017, compared to 3.02% for the same period of 2016, offset by a $2.0 million lower average investment balance. The fully-taxable equivalent yield on total interest-earning assets was 4.45% for the three months ended September 30, 2017 and 2016. The average balance of total interest-earning assets increased by $33.9 million to $380.2 million for the three months ended September 30, 2017, compared to $346.3 million for the same period of 2016.

Total interest expense for the three months ended September 30, 2017 was $442,805, compared to $340,099 for the same period of 2016, an increase of $102,706 or 30.2%. The increase was due to a higher overall cost of funds of 0.60% for the three months ended September 30, 2017, compared to 0.51% for the same period of 2016, and a $30.0 million increase in the average balance of interest-bearing liabilities to $296.8 million in the three months ended September 30, 2017, compared to $266.8 million in the same period of 2016. Cost of funds for time deposits increased to 1.02% for the three months ended September 30, 2017 from 0.86% for the same period of 2016. Securities sold under repurchase agreements cost of funds increased to 0.66% for the three months ended September 30, 2017 from 0.54% for the same period of 2016. FHLB advances cost of funds increased to 1.21% for the three months ended September 30, 2017 from 0.92% for the same period of 2016.

Average noninterest-earning assets increased by $0.2 million to $20.7 million for the three months ended September 30, 2017, compared to $20.5 million in the same period of 2016. Average noninterest-bearing deposits increased by $1.5 million to $60.9 million during the three months ended September 30, 2017, compared to $59.4 million in the same period of 2016. The average balance in stockholders’ equity increased by $2.0 million for the three months ended September 30, 2017 when compared with the same period of 2016.

The following table sets forth information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities for the three-month periods ended September 30, 2017 and 2016. Average balances are also provided for noninterest-earning assets and noninterest-bearing liabilities.

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
Assets:
Loans	$324,823,068	$3,863,788	4.76%	$290,700,630	$3,524,587	4.85%
Securities, taxable	31,347,914	189,096	2.41%	35,592,136	188,818	2.12%
Securities, tax exempt	18,243,035	152,519	3.34%	15,999,872	129,865	3.25%
Federal funds sold and other interest-earning assets	5,746,510	26,614	1.85%	4,036,009	13,296	1.32%
Total interest-earning assets	380,160,527	4,232,017	4.45%	346,328,647	3,856,566	4.45%
Noninterest-earning assets	20,681,268			20,481,883
Total assets	$400,841,795			$366,810,530

Liabilities and Stockholders’ Equity:
NOW, savings, and money market	$147,539,340	75,813	0.21%	$132,410,093	70,000	0.21%
Certificates of deposit	110,703,058	281,387	1.02%	97,319,488	210,173	0.86%
Securities sold under repurchase agreements	22,649,527	37,208	0.66%	26,612,449	35,791	0.54%
FHLB advances and other borrowings	15,934,783	48,397	1.21%	10,461,110	24,135	0.92%
Total interest-bearing liabilities	296,826,708	442,805	0.60%	266,803,140	340,099	0.51%

Noninterest-bearing deposits	60,945,112			59,428,552
Noninterest-bearing liabilities	2,395,637			1,865,587
Total liabilities	360,167,457			328,097,279
Stockholders' equity	40,674,338			38,713,251
Total liabilities and stockholders' equity	$400,841,795			$366,810,530

Net interest income		$3,789,212			$3,516,467

Interest rate spread			3.85%			3.94%

Net interest margin			3.99%			4.06%

Ratio of average interest-earning assets to average interest-bearing liabilities			128.07%			129.81%

Interest on tax-exempt investments are reported on fully taxable equivalent basis.

Noninterest Income

Noninterest income for the three months ended September 30, 2017 was $312,992, compared to $448,448 for the same period of 2016, a decrease of $135,456 or 30.2%. A decrease in mortgage banking income of $108,890 was the primary cause of the decline.

Noninterest Expense

Noninterest expenses for the three months ended September 30, 2017 totaled $2,499,708, compared to $2,352,605 for the same period of 2016, an increase of $147,103 or 6.3%. The increase was due primarily to an increase in salaries and benefits of $154,585. The salary and benefit increase was attributable to several new positions, annual salary increases, and rising health care costs.

Income Tax Expense

Income tax expense for the three months ended September 30, 2017 was $363,040, compared to $571,938 for the same period of 2016. The effective tax rate was 26.4% for the three months ended September 30, 2017, compared to 35.5% for the same period of 2016. The decline was due to higher tax exempt revenue in the third quarter of 2017 when compared to the third quarter of 2016.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Our primary market risk is interest rate fluctuation and we have procedures in place to evaluate and mitigate this risk. This market risk and our procedures are described in Item 2 of the Form 10 under the heading, “Interest Rate Risk”, which provides information as of December 31, 2016. Management believes that no material changes in our market risk or procedures used to evaluate and mitigate these risks have occurred since December 31, 2016.

Item 4.	Controls and Procedures.

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

An evaluation of the effectiveness of these disclosure controls as of September 30, 2017 was carried out under the supervision and with the participation of management, including the CEO and the CFO. Based on that evaluation, management, including the CEO and the CFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the quarter ended September 30, 2017, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

The risks and uncertainties to which our financial condition and operations are subject are discussed in detail in the Form 10. Management does not believe that any material changes in our risk factors have occurred since they were last disclosed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The exhibits filed or furnished with this quarterly report are listed in the following Exhibit Index.

Exhibit	Description

31.1	Certifications of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certifications of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

32	Certification of the Principal Executive Officer and the Principal Accounting Office pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS AND MERCHANTS BANCSHARES, INC.

Date: November 13, 2017	/s/ James R. Bosley, Jr.
James R. Bosley, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date November 13, 2017	/s/ Mark C. Krebs
Mark C. Krebs, Treasurer and Chief Financial Officer
(Principal Accounting Officer)