Form 10-K
period 2017-12-31
Farmers & Merchants Bancshares, Inc.
filed 2018-03-28
CIK 1698022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

Commission file number 000-55756

Farmers and Merchants Bancshares, Inc.

(Exact name of registrant as specified in its charter)

Maryland	81-3605835
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4510 Lower Beckleysville Road, Suite H, Hampstead, Maryland	21074
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 410-374-1510

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common stock, par value $.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☑

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2017: $40,317,827.

The number of shares of the registrant’s common stock outstanding as of February 28, 2018: 1,667,863.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

Farmers and Merchants Bancshares, Inc.

Forward-Looking Statements

As used in this Annual Report on Form 10-K, the terms the “Company”, “we”, “us”, and “our” refer to Farmers and Merchants Bancshares, Inc. and, unless the context clearly requires otherwise, its consolidated subsidiaries.

Some of the statements contained in this annual report may include projections, predictions, expectations or statements as to beliefs or future events or results or refer to other matters that are not historical facts. Such statements constitute forward-looking statements and are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking statements are based on various factors and were derived using numerous assumptions. In some cases, you can identify forward-looking statements by words like “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “intend”, “believe”, “estimate”, “predict”, “potential”, or “continue” or the negative of those words and other comparable words. You should be aware that those statements reflect only our predictions. If known or unknown risks or uncertainties should materialize, or if underlying assumptions should prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. You should bear this in mind when reading this annual report and not place undue reliance on these forward-looking statements. Factors or events that could cause our actual results to differ from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them.

The following factors are among those that may cause actual results to differ materially from our forward-looking statements in this annual report:

•	unexpected changes in the housing market, business markets, and/or general economic conditions in our market area, or a slower-than-anticipated economic recovery, which might lead to increased or decreased demand for loans, deposits and other products and services and/or increase loan delinquencies or defaults;

•	changes in market rates and prices may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our balance sheet;

•	our liquidity requirements could be adversely affected by changes in our assets and liabilities;

•	the effects of legislative or regulatory developments, including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial services industry;

•	competitive factors among financial services organizations, including product and pricing pressures and our ability to attract, develop and retain qualified banking professionals;

•	the effects of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board, the Securities and Exchange Commission (the “SEC”), the Public Company Accounting Oversight Board and other regulatory agencies; and

•	the effects of fiscal and governmental policies of the United States federal government.

You should also consider carefully the risk factors discussed in Item 1A of Part I of this annual report, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements and could materially and adversely affect our business, operating results and financial condition. The risks discussed in this annual report are factors that, individually or in the aggregate, management believes could cause our actual results to differ materially from expected and historical results. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider such disclosures to be a complete discussion of all potential risks or uncertainties.

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

ITEM 1.	BUSINESS

General

Farmers and Merchants Bancshares, Inc. is a Maryland corporation chartered on August 8, 2016 and a financial holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). Effective November 1, 2016, the Company consummated a bank holding company reorganization involving Farmers and Merchants Bank, a Maryland commercial bank chartered on October 24, 1919 (the “Bank”), pursuant to which the Bank became a wholly-owned subsidiary of the Company and all of the Bank’s stockholders became stockholders of the Company (the “Reorganization”).

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

The Insurance Subsidiary represents one protected cell of a protected cell captive insurance company (FCBI) that was formed on November 9, 2016 to better manage our risk programs, provide insurance efficiencies, and add operating income by both keeping our insurance premiums within our affiliated group of entities and realizing certain tax benefits that are unique to captive insurance companies. The Company’s investment in the Insurance Subsidiary represents one series of membership interests in FCBI. As a “series” limited liability company, FCBI is authorized by state law and its governing instruments to issue one or more series of membership interests, each of which, for all purposes under state law, is deemed to be a legal entity separate and apart from FCBI and its other series.

Banking Activities

The Bank has been doing business in Maryland since 1919 and is engaged in both the commercial and consumer banking business. At December 31, 2017, the Bank had approximately 14,637 deposit accounts, representing $320 million in deposits. At December 31, 2017, the Bank had $333 million in loans, representing 83% of its total assets of $403 million.

The Bank’s general market area runs along the Route 30, Route 795, and Route 140 corridors south from Owings Mills and north to the Pennsylvania line including the areas of Reisterstown, Upperco, Hampstead and Manchester. The Bank’s western area includes the communities of Finksburg and Westminster, while the eastern side includes Sparks, Hereford and Parkton. All of these communities are located in Carroll County or Baltimore County, Maryland.

This market area serves as a bedroom community to large employment areas such as Owings Mills, Hunt Valley, Towson, White Marsh, Columbia and Baltimore City. The market area is primarily residential with retail, commercial and light-manufacturing activity. The opening of Interstate 795 in the 1980’s made it convenient to enjoy a rural lifestyle while still being able to commute to work in a reasonable time.

The Bank’s main office is located in Upperco, Maryland, and it has five additional full service branches located in the Maryland communities of Hampstead, Greenmount, Reisterstown, Owings Mills, and Westminster. In addition, the Bank has one satellite branch located in a senior living community (the “Atrium”) in Owings Mills, Maryland.

As a convenience to its customers, the Bank offers drive through automated teller machines (“ATMs”) at the Upperco, Owings Mills, Hampstead, Reisterstown, and Westminster locations and walk-up ATMs at the Greenmount and Atrium offices. The Greenmount In-Store location is open 7-days a week while the other five full service offices offer convenient banking hours which include Saturday mornings. The satellite branch is opened three days a week with limited business hours. Drive-thru windows are available at the Upperco, Owings Mills, Hampstead, Reisterstown, and Westminster branches. The Bank offers 24-hour on-line, internet banking for account balance inquiries, bill paying, or transferring funds between accounts. The Bank provides mobile banking functionality to its internet services. In addition, the 24-hour Dial-A-Bank automated telephone service is available. Debit cards are another service the Bank provides to its customers. The Bank joined Allpoint, America’s largest surcharge-free ATM network, to enable Bank customers to have access to over 55,000 ATMs, surcharge-free.

The Bank provides a wide range of personal banking services designed to meet the needs of local consumers. Among the deposit services provided are checking accounts, savings accounts, money market accounts, certificates of deposit and individual retirement accounts. The Bank also offers repurchase agreements and remote check deposits.

The Bank grants available credit for residential mortgages (including Federal Housing Administration and Veterans Affairs loans), construction loans, home equity lines, personal installment loans and other consumer financing.

The Bank also is engaged in financing commerce and industry by providing credit and deposit services for small to medium size businesses and the agricultural community in the Bank’s market area. The Bank offers many forms of commercial lending, including commercial mortgages, land acquisition and development loans, lines of credit, accounts receivable financing, term loans for fixed asset purchases, as well as loans guaranteed by the Small Business Administration (the “SBA”) and the Farm Services Agency.

In addition, commercial depositors may take advantage of many different services including checking accounts, remote deposit banking services, sweep accounts, money market accounts, savings accounts and certificates of deposit.

The Bank also has strategic alliances that allow for the issuance of credit cards to retail customers and to provide merchant services so commercial customers can accept credit cards and debit cards as payment for their goods and services.

The Bank has adopted policies and procedures designed to mitigate credit risk and maintain the quality of the loan portfolio. These policies include underwriting standards for new credits as well as the continuous monitoring and reporting of asset quality and the adequacy of the allowance for loan losses. These policies, coupled with continuous training efforts, have provided effective checks and balances for the risk associated with the lending process. Lending authority is based on the level of risk, size of the loan, and the experience of the lending officer. The Bank’s policy is to make the majority of its loan commitments in the market area it serves. This tends to reduce risk because Management is familiar with the credit histories of loan applicants and has in-depth knowledge of the risk to which a given credit is subject. No material portion of the Bank’s loans is concentrated within a single industry or group of related industries. Most of the Bank’s loans are, however, made to Maryland customers and many are secured by real estate located in or around Maryland. Although Management believes that the loan portfolio is diversified, its performance will be influenced by the economy of the region.

Investment Activities

The Bank maintains a portfolio of investment securities to provide liquidity and income. The current portfolio of $47 million equals approximately 12% of the total assets at December 31, 2017 and is invested primarily in mortgage-backed securities and municipal bonds.

A key objective of the investment portfolio is to provide a balance in the Bank’s asset mix of investments and loans consistent with its liability structure, and to assist in management of interest rate risk. The investments augment the Bank’s capital position, providing the necessary liquidity to meet fluctuations in credit demand of the community and fluctuations in deposit levels. In addition, the portfolio provides collateral for pledging against public funds and repurchase agreements and an opportunity to minimize income tax liability. Finally, the investment portfolio is designed to provide income for the Bank. In view of the above objectives, only securities that meet conservative investment criteria are purchased.

Insurance Activities

As noted above, the Insurance Subsidiary is one protected cell of a protected cell captive insurance company. It reinsures certain risks of the Company and the Bank as well as other groups of related entities that are not affiliated with the Bank for which it receives premiums. The insurance policies that are the subject of this reinsurance obligation are issued each year. Once the claim deadline passes for a particular policy year, the premium earned by the Insurance Subsidiary may be retained as earnings (subject to any regulatory capital and surplus requirements imposed by applicable law). As the sole owner of the Insurance Subsidiary, the Company may choose to terminate the Insurance Subsidiary’s participation in this reinsurance arrangement with respect to a future year at any time.

Competition

The banking business, in all of its phases, is highly competitive. Within our market areas, we compete with commercial banks, (including local banks and branches or affiliates of other larger banks), savings and loan associations and credit unions for loans and deposits, with consumer finance companies for loans, and with other financial institutions for various types of products and services. There is also competition for commercial and retail banking business from banks and financial institutions located outside our market areas and on the internet.

The primary factors in competing for deposits are interest rates, personalized services, the quality and range of financial services, convenience of office locations and office hours. The primary factors in competing for loans are interest rates, loan origination fees, the quality and range of lending services and personalized services.

To compete with other financial services providers, we rely principally upon local promotional activities, personal relationships established by officers, directors and employees with customers, and specialized services tailored to meet customers’ needs. In those instances in which we are unable to accommodate a customer’s needs, we attempt to arrange for those services to be provided by other financial services providers with which we have a relationship.

Supervision and Regulation

The following is a summary of the material regulations and policies applicable to the Company and its subsidiaries and is not intended to be a comprehensive discussion. Changes in applicable laws and regulations may have a material effect on our business.

General

The Company is registered with the Federal Reserve as a financial holding company under the BHC Act and, as such, is subject to the supervision, examination and reporting requirements of the BHC Act and the regulations of the Federal Reserve. As a holding company of a Maryland-chartered Bank, the Company is also subject to supervision by the Office of the Maryland Commissioner of Financial Regulation (the “Maryland Commissioner”). In addition, Company is subject to regulation and supervision by the SEC.

The Bank is a Maryland commercial bank subject to the banking laws of Maryland and to regulation by the Maryland Commissioner, who is required by statute to make at least one examination in each calendar year (or at 18-month intervals if the Maryland Commissioner determines that an examination is unnecessary in a particular calendar year). As a member of the Federal Deposit Insurance Corporation (the “FDIC”), the Bank is also subject to certain provisions of federal laws and regulations regarding deposit insurance and activities of insured state-chartered banks, including those that require examination by the FDIC. In addition to the foregoing, there are a myriad of other federal and state laws and regulations that affect, or govern the business of banking, including consumer lending, deposit-taking, and trust operations.

All non-bank subsidiaries of the Company are subject to examination by the Federal Reserve, and, as affiliates of the Bank, are subject to examination by the FDIC and the Maryland Commissioner. In addition, the Insurance Subsidiary is subject to licensing and regulation by the Tennessee Insurance Department, and, as a captive insurance company, is subject to certain restrictions and requirements imposed under the Internal Revenue Code of 1986, as amended (the “IRC”).

Regulatory Reforms

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was enacted in July 2010, significantly restructured the financial regulatory regime in the United States. Although the Dodd-Frank Act’s provisions that have received the most public attention generally have been those applying to or more likely to affect larger institutions such as banks and bank holding companies with total consolidated assets of $50 billion or more, it contains numerous other provisions that affect all financial institutions, including the Bank. The Dodd-Frank Act established the Consumer Financial Protection Bureau (the “CFPB”), discussed below, and contains a wide variety of provisions (many of which are not yet effective) affecting the regulation of depository institutions, including fair lending, fair debt collection practices, mortgage loan origination and servicing obligations, bankruptcy, military service member protections, use of credit reports, privacy matters, and disclosure of credit terms and correction of billing errors. Local, state and national regulatory and enforcement agencies continue efforts to address perceived problems within the mortgage lending and credit card industries through broad or targeted legislative or regulatory initiatives aimed at lenders’ operations in consumer lending markets. There continues to be a significant amount of legislative and regulatory activity, nationally, locally and at the state level, designed to limit certain lending practices while mandating certain servicing procedures. Federal bankruptcy and state debtor relief and collection laws, as well as the Servicemembers Civil Relief Act affect the ability of banks, including the Bank, to collect outstanding balances.

Moreover, the Dodd-Frank Act permits states to adopt stricter consumer protection laws and states’ attorneys general may enforce consumer protection rules issued by the CFPB. Recently, U.S. financial regulatory agencies have increasingly used a general consumer protection statute to address unethical or otherwise bad business practices that may not necessarily fall directly under the purview of a specific banking or consumer finance law. Prior to the Dodd-Frank Act, there was little formal guidance to provide insight to the parameters for compliance with the “unfair or deceptive acts or practices” (“UDAP”) law. However, the UDAP provisions have been expanded under the Dodd-Frank Act to apply to “unfair, deceptive or abusive acts or practices”, which has been delegated to the CFPB for supervision.

Many of the Dodd-Frank Act’s provisions are subject to final rulemaking by the U.S. financial regulatory agencies, and the Dodd-Frank Act’s impact on our business will depend to a large extent on how and when such rules are adopted and implemented by the primary U.S. financial regulatory agencies. We continue to analyze the impact of rules adopted under the Dodd-Frank Act on our business, but the full impact will not be known until the rules and related regulatory initiatives are finalized and their combined impact can be understood. We do anticipate that the Dodd-Frank Act will increase our regulatory compliance burdens and costs and may restrict the financial products and services that we offer to our customers in the future. In particular, the Dodd-Frank Act will require us to invest significant management attention and resources so that we can evaluate the impact of and ensure compliance with this law and its rules.

Regulation of Bank Holding Companies

The Company and its affiliates are subject to the provisions of Section 23A and Section 23B of the Federal Reserve Act. Section 23A limits the amount of loans or extensions of credit to, and investments in, the Company and its non-bank affiliates by the Bank. Section 23B requires that transactions between the Bank and the Company and its non-bank affiliates be on terms and under circumstances that are substantially the same as with non-affiliates.

Under Federal Reserve policy, the Company is expected to act as a source of strength to the Bank, and the Federal Reserve may charge the Company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank when required. This support may be required at times when the bank holding company may not have the resources to provide the support. Under the prompt corrective action provisions, if a controlled bank is undercapitalized, then the regulators could require the bank holding company to guarantee the bank’s capital restoration plan. In addition, if the Federal Reserve believes that a bank holding company’s activities, assets or affiliates represent a significant risk to the financial safety, soundness or stability of a controlled bank, then the Federal Reserve could require the bank holding company to terminate the activities, liquidate the assets or divest the affiliates. The regulators may require these and other actions in support of controlled banks even if such actions are not in the best interests of the bank holding company or its stockholders. Because the Company is a bank holding company, it is viewed as a source of financial and managerial strength for any controlled depository institutions, like the Bank.

During 2013, significant media attention was given to the Dodd-Frank Act’s amendment of the BHC Act to require the U.S. financial regulatory agencies to adopt rules that prohibit banking institutions and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds). The statutory provision is commonly called the “Volcker Rule”. The U.S. financial regulatory agencies adopted final rules implementing the Volcker Rule on December 10, 2013. The Volcker Rule became effective on July 21, 2012 and the final rules initially had an effective date of April 1, 2014, but the U.S. financial regulatory agencies issued an order extending the period during which institutions have to conform their activities and investments to the requirements of the Volcker Rule to July 21, 2015. On December 18, 2014, the Federal Reserve granted an additional one year extension to July 21, 2016, for certain “legacy covered fund” investments and relationships entered into by banking entities prior to December 31, 2013. The Federal Reserve also indicated that it planned to grant an additional one year extension to July 21, 2017, at a later date. We completed our evaluation of the impact of the Volcker Rule and the final rules adopted thereunder and determined that they will not have a material effect on our operations, as we believe that we do not engage in the businesses prohibited by the Volcker Rule. We may incur costs related to the adoption of additional policies and systems to ensure compliance with the Volcker Rule, but we do not expect that such costs would be material.

In addition, under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”), depository institutions insured by the FDIC can be held liable for any losses incurred by, or reasonably anticipated to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default. Accordingly, in the event that any insured subsidiary of the Company causes a loss to the FDIC, other insured subsidiaries of the Company could be required to compensate the FDIC by reimbursing it for the estimated amount of such loss. Such cross guaranty liabilities generally are superior in priority to obligations of a financial institution to its shareholders and obligations to other affiliates.

Federal Banking Regulation

Federal banking regulators, such as the Federal Reserve and the FDIC, may prohibit the institutions over which they have supervisory authority from engaging in activities or investments that the agencies believe are unsafe or unsound banking practices. Federal banking regulators have extensive enforcement authority over the institutions they regulate to prohibit or correct activities that violate law, regulation or a regulatory agreement or which are deemed to be unsafe or unsound practices. Enforcement actions may include the appointment of a conservator or receiver, the issuance of a cease and desist order, the termination of deposit insurance, the imposition of civil money penalties on the institution, its directors, officers, employees and institution-affiliated parties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the removal of or restrictions on directors, officers, employees and institution-affiliated parties, and the enforcement of any such mechanisms through restraining orders or other court actions.

The Bank is subject to certain restrictions on extensions of credit to executive officers, directors, and principal shareholders or any related interest of such persons, which generally require that such credit extensions be made on substantially the same terms as those available to persons who are not related to the Bank and not involve more than the normal risk of repayment. Other laws tie the maximum amount that may be loaned to any one customer and its related interests to capital levels.

As part of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), each federal banking regulator adopted non-capital safety and soundness standards for institutions under its authority. These standards include internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. An institution that fails to meet those standards may be required by the agency to develop a plan acceptable to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. We believe that the Bank meets substantially all standards that have been adopted. FDICIA also imposes capital standards on insured depository institutions.

The Community Reinvestment Act requires the FDIC, in connection with its examination of financial institutions within its jurisdiction, to evaluate the record of those financial institutions in meeting the credit needs of their communities, including low and moderate income neighborhoods, consistent with principles of safe and sound banking practices. These factors are also considered by all regulatory agencies in evaluating mergers, acquisitions and applications to open a branch or facility. As of the date of its most recent examination report, the Bank had a CRA rating of “Satisfactory”.

The Bank is also subject to a variety of other laws and regulations with respect to the operation of its business, including, but not limited to, the Truth in Lending Act, the Truth in Savings Act, the Equal Credit Opportunity Act, the Electronic Funds Transfer Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Fair Debt Collection Practices Act, the Fair Credit Reporting Act, Expedited Funds Availability (Regulation CC), Reserve Requirements (Regulation D), Privacy of Consumer Information (Regulation P), Margin Stock Loans (Regulation U), the Right To Financial Privacy Act, the Flood Disaster Protection Act, the Homeowners Protection Act, the Servicemembers Civil Relief Act, the Real Estate Settlement Procedures Act, the Telephone Consumer Protection Act, the CAN-SPAM Act, the Children’s Online Privacy Protection Act, and the John Warner National Defense Authorization Act.

Capital Requirements

In addition to operational requirements, the Bank and the Company are subject to risk-based capital regulations, which were adopted and are monitored by federal banking regulators. These regulations are used to evaluate capital adequacy and require an analysis of an institution’s asset risk profile and off-balance sheet exposures, such as unused loan commitments and stand-by letters of credit.

On July 2, 2013, the Federal Reserve approved final rules that substantially amended the regulatory risk-based capital rules applicable to the Company. The FDIC subsequently approved the same rules, which are applicable to the Bank. The final rules implement the ”Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act and were implemented as of March 31, 2015.

The Basel III capital rules include new risk-based capital and leverage ratios, which will be phased in from 2015 to 2019, and which refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Company under the final rules are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The final rules also establish a “capital conservation buffer” above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital. The capital conservation buffer will be phased-in over four years beginning on January 1, 2016, as follows: the maximum buffer will be 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. This will result in the following minimum ratios beginning in 2019: (a) a common equity Tier 1 capital ratio of 7.0%, (b) a Tier 1 capital ratio of 8.5% and (c) a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

The Basel III capital final rules also implement revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses, as well as certain instruments that no longer qualify as Tier 1 capital, some of which will be phased out over time. Under the final rules, the effects of certain accumulated other comprehensive items are not excluded; however, banking organizations like the Company and the Bank that are not considered “advanced approaches” banking organizations may make a one-time permanent election to continue to exclude these items. The Company and the Bank made this election in their first quarter 2015 regulatory filings in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of the Company’s available-for-sale securities portfolio.

The Basel III capital rules also contain revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions if their capital levels begin to show signs of weakness. These revisions were effective January 1, 2015. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions are required to meet the following capital level requirements in order to qualify as “well capitalized”: (i) a new common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8% (increased from 6%); (iii) a total capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (increased from 4%).

The Basel III capital rules set forth certain changes for the calculation of risk-weighted assets. These changes include (i) an increased number of credit risk exposure categories and risk weights; (ii) an alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act; (iii) revisions to recognition of credit risk mitigation; (iv) rules for risk weighting of equity exposures and past due loans, and (v) revised capital treatment for derivatives and repo-style transactions.

Regulators may require higher capital ratios when warranted by the particular circumstances or risk profile of a given banking organization. In the current regulatory environment, banking organizations must stay well-capitalized in order to receive favorable regulatory treatment on acquisition and other expansion activities and favorable risk-based deposit insurance assessments. Our capital policy establishes guidelines meeting these regulatory requirements and takes into consideration current or anticipated risks as well as potential future growth opportunities.

As of December 31, 2017, we are in compliance with the applicable requirements of the new rules.

Additional information about our capital ratios and requirements is contained in Item 7 of Part II of this Annual Report under the heading, “Capital Resources”.

Prompt Corrective Action

The Federal Deposit Insurance Act (the “FDI Act”) requires, among other things, the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDI Act includes the following five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. The relevant capital measures are the total capital ratio, the Tier 1 capital ratio and the leverage ratio.

A bank will be (i) “well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure, (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and a leverage ratio of 4.0% or greater and is not “well capitalized”, (iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 4.0%, (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0% or a leverage ratio of less than 3.0%, and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

Effective January 1, 2015, the Basel III capital rules revised the prompt corrective action requirements by (i) introducing the CET1 ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category (other than critically undercapitalized), with the minimum Tier 1 capital ratio for well-capitalized status being 8%; and (iii) eliminating the provision that permitted a bank with a composite supervisory rating of 1 but a leverage ratio of at least 3% to be deemed adequately capitalized. The Basel III Capital Rules did not change the total risk-based capital requirement for any prompt corrective action category.

The FDI Act generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be “undercapitalized.” “Undercapitalized” institutions are subject to growth limitations and are required to submit a capital restoration plan. The agencies may not accept such a plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan. The bank holding company must also provide appropriate assurances of performance. The aggregate liability of the parent holding company is limited to the lesser of (i) an amount equal to 5.0% of the depository institution’s total assets at the time it became undercapitalized and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” Significantly undercapitalized” depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator.

The appropriate federal banking agency may, under certain circumstances, reclassify a well-capitalized insured depository institution as adequately capitalized. The FDI Act provides that an institution may be reclassified if the appropriate federal banking agency determines (after notice and opportunity for hearing) that the institution is in an unsafe or unsound condition or deems the institution to be engaging in an unsafe or unsound practice.

The appropriate agency is also permitted to require an adequately capitalized or undercapitalized institution to comply with the supervisory provisions as if the institution were in the next lower category (but not treat a significantly undercapitalized institution as critically undercapitalized) based on supervisory information other than the capital levels of the institution.

As of December 31, 2017, the Bank was “well capitalized” based on the aforementioned ratios.

Liquidity Requirements

We require cash to fund loans, satisfy our obligations under the Bank’s letters of credit, meet the deposit withdrawal demands of the Bank’s customers, and satisfy our other monetary obligations. To the extent that deposits are not adequate to fund these requirements, we can rely on the funding sources identified in Item 2 of this Annual Report under the heading, “Liquidity Management”. At December 31, 2017, the Bank had $11 million available through unsecured and secured lines of credit with correspondent banks, $30 million available through a secured line of credit with the Fed Discount Window and approximately $53 million available through the Federal Home Loan Bank (“FHLB”). Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our ability to meet our future capital requirements.

Historically, the regulation and monitoring of bank liquidity has been addressed as a supervisory matter, without required formulaic measures. The Basel III liquidity framework requires banks to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward would be required by regulation. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other test, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements will incent banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source. In October 2013, the federal banking agencies proposed rules implementing the LCR for advanced approaches banking organizations and a modified version of the LCR for bank holding companies with at least $50 billion in total consolidated assets that are not advanced approach banking organizations, neither of which would apply to us. In the second quarter of 2016, the federal banking regulators issued a proposed rule that would implement the NSFR for certain U.S. banking organizations to ensure that they have access to table funding over a one-year time horizon. The proposed rule would not apply to a U.S. banking organization with less than $50 billion in total consolidated assets, such as the Bank

Deposit Insurance

The Bank is a member of the FDIC and pays an insurance premium to the FDIC based upon its assessable deposits on a quarterly basis. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. Deposits are insured by the FDIC through the Deposit Insurance Fund (the “DIF”) and such insurance is backed by the full faith and credit of the United States Government. Under the Dodd-Frank Act, a permanent increase in deposit insurance to $250,000 was authorized. The coverage limit is per depositor, per insured depository institution for each account ownership category.

The Federal Deposit Insurance Reform Act of 2005, which created the DIF, gave the FDIC greater latitude in setting the assessment rates for insured depository institutions which could be used to impose minimum assessments. The FDIC has the flexibility to adopt actual rates that are higher or lower than the total base assessment rates adopted without notice and comment, if certain conditions are met.

The Dodd-Frank Act also set a new minimum DIF reserve ratio at 1.35% of estimated insured deposits. The FDIC is required to attain this ratio by September 30, 2020. The Dodd-Frank Act required the FDIC to redefine the deposit insurance assessment base for an insured depository institution. Prior to the Dodd-Frank Act, an institution’s assessment base has historically been its domestic deposits, with some adjustments. As redefined pursuant to the Dodd-Frank Act, an institution’s assessment base is now an amount equal to the institution’s average consolidated total assets during the assessment period minus average tangible equity. Institutions with less than $1.0 billion in assets at the end of a fiscal quarter, like the Bank, are permitted to report their average consolidated total assets on a weekly basis (rather than on a daily basis) and to report their average tangible equity on an end-of-quarter balance (rather than on an end-of-month balance).

DIF-insured institutions pay a Financing Corporation (“FICO”) assessment in order to fund the interest on bonds issued in the 1980s in connection with the failures in the thrift industry. For the fourth quarter of 2017, the annualized FICO assessment was equal to 0.460 basis points computed on assets as required by the Dodd-Frank Act. These assessments will continue until the bonds mature in 2019. The Bank expensed $125,943 and $147,940 in FDIC insurance premiums, including FICO assessments, in 2017 and 2016, respectively.

The FDIC is authorized to conduct examinations of and require reporting by FDIC-insured institutions. It is also authorized to terminate a depository bank’s deposit insurance upon a finding by the FDIC that the bank’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the bank’s regulatory agency. The termination of deposit insurance would have a material adverse effect on our earnings, operations and financial condition.

The FDIC is authorized to conduct examinations of and require reporting by FDIC-insured institutions. It is also authorized to terminate a depository bank’s deposit insurance upon a finding by the FDIC that the bank’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the bank’s regulatory agency. The termination of deposit insurance for our bank subsidiary would have a material adverse effect on our earnings, operations and financial condition.

Bank Secrecy Act/Anti-Money Laundering

The Bank Secrecy Act (“BSA”), which is intended to require financial institutions to develop policies, procedures, and practices to prevent and deter money laundering, mandates that every insured depository institution have a written, board-approved program that is reasonably designed to assure and monitor compliance with the BSA.

The program must, at a minimum: (i) provide for a system of internal controls to assure ongoing compliance; (ii) provide for independent testing for compliance; (iii) designate an individual responsible for coordinating and monitoring day-to-day compliance; and (iv) provide training for appropriate personnel. In addition, state-chartered banks are required to adopt a customer identification program as part of its BSA compliance program. State-chartered banks are also required to file Suspicious Activity Reports when they detect certain known or suspected violations of federal law or suspicious transactions related to a money laundering activity or a violation of the BSA.

In addition to complying with the BSA, the Bank is subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”). The USA Patriot Act is designed to deny terrorists and criminals the ability to obtain access to the United States’ financial system and has significant implications for depository institutions, brokers, dealers, and other businesses involved in the transfer of money. The USA Patriot Act mandates that financial service companies implement additional policies and procedures and take heightened measures designed to address any or all of the following matters: customer identification programs, money laundering, terrorist financing, identifying and reporting suspicious activities and currency transactions, currency crimes, and cooperation between financial institutions and law enforcement authorities.

Mortgage Lending and Servicing

In January 2013, the CFPB issued eight final regulations governing mainly consumer mortgage lending. These regulations became effective in January 2014.

One of these rules, effective on January 10, 2014, requires mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. This rule also defines “qualified mortgages.” In general, a “qualified mortgage” is a mortgage loan without negative amortization, interest-only payments, balloon payments, or a term exceeding 30 years, where the lender determines that the borrower has the ability to repay, and where the borrower’s points and fees do not exceed 3% of the total loan amount. Qualified mortgages that that are not “higher-priced” are afforded a safe harbor presumption of compliance with the ability to repay rules. Qualified mortgages that are “higher-priced” garner a rebuttable presumption of compliance with the ability to repay rules.

The CFPB regulations also: (i) require that “higher-priced” mortgages must have escrow accounts for taxes and insurance and similar recurring expenses; (ii) expand the scope of the high-rate, high-cost mortgage provisions by, among other provisions, lowering the rates and fees that lead to coverage and including home equity lines of credit; (iii) revise rules for mortgage loan originator compensation; (iv) add prohibitions against mandatory arbitration provisions and financing single premium credit insurances; and (v) impose a broader requirement for providing borrowers with copies of all appraisals on first-lien dwelling secured loans.

Effective January 10, 2014, the CFPB’s final Truth-in-Lending Act rules relating to mortgage servicing impose new obligations to credit payments and provide payoff statements within certain time periods and provide new notices prior to interest rate and payment adjustments. Effective on that same date, the CFPB’s final Real Estate Settlement Procedures Act rules add new obligations on the servicer when a mortgage loan is default.

On November 20, 2013, the CFPB issued a final rule on integrated mortgage disclosures under the Truth-in-Lending Act and the Real Estate Settlement Procedures Act, for which compliance was required by October 3, 2015. As of December 31, 2017, we believe that we are in compliance with this new rule.

Consumer Lending – Military Lending Act

The Military Lending Act (the “MLA”), which was initially implemented in 2007, was amended and its coverage significantly expanded in 2015. The Department of Defense (the “DOD”) issued a final rule under the MLA that took effect on October 15, 2015, but financial institutions were not required to take action until October 3, 2016. The types of credit covered under the MLA were expanded to include virtually all consumer loan and credit card products (except for loans secured by residential real property and certain purchase-money motor vehicle/personal property secured transactions). Lenders must now provide specific written and oral disclosures concerning the protections of the MLA to active duty members of the military and dependents of active duty members of the military (“covered borrowers”). The rule imposes a 36% “Military Annual Percentage Rate” cap that includes costs associated with credit insurance premiums, fees for ancillary products, finance charges associated with the transactions, and application and participation charges. In addition, loan terms cannot include (i) a mandatory arbitration provision, (ii) a waiver of consumer protection laws, (iii) mandatory allotments from military benefits, or (iv) a prepayment penalty. The revised rule also prohibits “roll-over” or refinances of the same loan unless the new loan provides more favorable terms for the covered borrower. Lenders may verify covered borrower status using a DOD database or information provided by credit bureaus. We believe that we are in compliance with the revised rule.

Cybersecurity

We rely on electronic communications and information systems to conduct our operations and store sensitive data. We employ an in-depth approach that leverages people, processes, and technology to manage and maintain cybersecurity controls. In addition, we employ a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding the strength of our defensive measures, the threat from cyber-attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures.

The federal banking regulators have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of a financial institution’s board of directors. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial products and services. The federal banking regulators expect financial institutions to establish lines of defense and to ensure that their risk management processes address the risk posed by compromised customer credentials, and also expect financial institutions to maintain sufficient business continuity planning processes to ensure rapid recovery, resumption and maintenance of the institution’s operations after a cyberattack. If we fail to meet the expectations set forth in this regulatory guidance, then we could be subject to various regulatory actions and we may be required to devote significant resources to any required remediation efforts.

Laws Related to the Insurance Subsidiary

The Insurance Subsidiary is treated as a separate legal entity for state law purposes and is licensed and supervised by the Tennessee Insurance Department as a protected cell of a protected cell captive insurance company. Tennessee insurance law requires a protected cell to possess and maintain unimpaired paid-in capital and surplus of at least $25,000, and the Tennessee Insurance Department has the authority to prescribe additional requirements based on the type, volume and nature of insurance business to be conducted. No captive insurance company may pay a dividend out of, or other distribution with respect to, capital or surplus without the prior approval of the Tennessee Insurance Department.

In addition to these state law requirements, our ability to realize the anticipated tax benefits of operating the Insurance Subsidiary is conditioned on the Insurance Subsidiary being deemed a “captive insurance company” under the IRC. Under federal tax law, an insurance company will be deemed a captive insurance company, and the premiums that we pay to it will be deductible by us, only if, among other things, (i) the risks assumed by the Insurance Subsidiary on behalf of the Company and its other affiliates constitute less than 50% of all risks insured or reinsured by the Insurance Subsidiary and (ii) the premiums that the Insurance Company collects from us constitute less than 50% of all premiums paid to the Insurance Company. In that case, under current law, it will not pay federal or state income taxes on its premium income provided that the aggregate amount of all premiums received in a calendar year does not exceed $2.2 million. To achieve the benefits for which the Insurance Subsidiary was formed, we must ensure that its operations are structured in a manner that satisfies this risk allocation requirement.

Federal Securities Laws

The shares of the Company’s common stock are registered with the SEC under Section 12(g) of the Exchange Act and the Company will be subject to the information reporting requirements, proxy solicitation requirements, insider trading restrictions and other requirements of the Exchange Act, including the requirements imposed under the federal Sarbanes-Oxley Act of 2002. Among other things, loans to and other transactions with insiders are subject to restrictions and heightened disclosure.

Governmental Monetary and Credit Policies and Economic Controls

The earnings and growth of the banking industry and ultimately of the Bank are affected by the monetary and credit policies of governmental authorities, including the Federal Reserve. An important function of the Federal Reserve is to regulate the national supply of bank credit in order to control recessionary and inflationary pressures. Among the instruments of monetary policy used by the Federal Reserve to implement these objectives are open market operations in U.S. Government securities, changes in the federal funds rate, changes in the discount rate of member bank borrowings, and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth of bank loans, investments and deposits and may also affect interest rates charged on loans or paid on deposits. The monetary policies of the Federal Reserve authorities have had a significant effect on the operating results of commercial banks in the past and are expected to continue to have such an effect in the future. In view of changing conditions in the national economy and in the money markets, as well as the effect of actions by monetary and fiscal authorities, including the Federal Reserve, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or their effect on our businesses and earnings.

Seasonality

Management does not believe that our business activities are seasonal in nature. Deposit and loan demand may vary depending on local and national economic conditions, but management believes that any variation will not have a material impact on our planning or policy-making strategies.

Employees

As of December 31, 2017, we employed 87 individuals, of whom 71 were full-time employees.

ITEM 1A.	RISK FACTORS.

The significant risks and uncertainties related to us, our business and our securities of which we are aware are discussed below. You should carefully consider these risks and uncertainties before making investment decisions in respect of our securities. Any of these factors could materially and adversely affect our business, financial condition, operating results and prospects and could negatively impact the market price of our securities. If any of these risks materialize, you could lose all or part of your investment in the Company. Additional risks and uncertainties that we do not yet know of, or that we currently think are immaterial, may also impair our business operations. You should also consider the other information contained in this annual report, including our financial statements and the related notes, before making investment decisions in respect of our securities.

Risks Relating to the Company and its Affiliates

The Company’s future success depends on the successful growth of its subsidiaries.

The Company’s primary business activity for the foreseeable future will be to act as the holding company of the Bank and the Insurance Subsidiary. Therefore, the Company’s future profitability will depend on the success and growth of these subsidiaries. In the future, part of our growth may come from buying other banks and buying or establishing other companies. Such entities may not be profitable after they are purchased or established, and they may lose money, particularly at first. A new bank or company may bring with it unexpected liabilities, bad loans, or bad employee relations, or the new bank or company may lose customers.

Interest rates and other economic conditions will impact our results of operations.

Our net income depends primarily upon our net interest income. Net interest income is the difference between interest income earned on loans, investments and other interest-earning assets and the interest expense incurred on deposits and borrowed funds. The level of net interest income is primarily a function of the average balance of our interest-earning assets, the average balance of our interest-bearing liabilities, and the spread between the yield on such assets and the cost of such liabilities. These factors are influenced by both the pricing and mix of our interest-earning assets and our interest-bearing liabilities which, in turn, are impacted by such external factors as the local economy, competition for loans and deposits, the monetary policy of the Federal Open Market Committee of the Federal Reserve Board of Governors, and market interest rates.

Different types of assets and liabilities may react differently, and at different times, to changes in market interest rates. We expect that we will periodically experience gaps in the interest rate sensitivities of our assets and liabilities. That means either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. When interest-bearing liabilities mature or re-price more quickly than interest-earning assets, an increase in market rates of interest could reduce our net interest income. Likewise, when interest-earning assets mature or re-price more quickly than interest-bearing liabilities, falling interest rates could reduce our net interest income. We are unable to predict changes in market interest rates, which are affected by many factors beyond our control, including inflation, deflation, recession, unemployment, money supply, domestic and international events and changes in the United States and other financial markets.

We also attempt to manage risk from changes in market interest rates, in part, by controlling the mix of interest rate sensitive assets and interest rate sensitive liabilities. However, interest rate risk management techniques are not exact. A rapid increase or decrease in interest rates could adversely affect our results of operations and financial performance.

The majority of our business is concentrated in Maryland, much of which involves real estate lending, so a decline in the real estate and credit markets could materially and adversely impact our financial condition and results of operations.

Most of the Bank’s loans are made to borrowers located in Maryland, and many of these loans, including construction and land development loans, are secured by real estate. At December 31, 2017, approximately 5%, or $18 million, of our total loans were real estate acquisition, construction and development loans that were secured by real estate. Accordingly, a decline in local economic conditions would likely have an adverse impact on our financial condition and results of operations, and the impact on us would likely be greater than the impact felt by larger financial institutions whose loan portfolios are geographically diverse. We cannot guarantee that any risk management practices we implement to address our geographic and loan concentrations will be effective to prevent losses relating to our loan portfolio.

The Bank’s concentrations of commercial real estate loans could subject it to increased regulatory scrutiny and directives, which could force us to preserve or raise capital and/or limit future commercial lending activities.

The Federal Reserve, the FDIC, and the other federal banking regulators issued guidance in December 2006 entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” directed at institutions who have particularly high concentrations of CRE loans within their lending portfolios. This guidance suggests that these institutions face a heightened risk of financial difficulties in the event of adverse changes in the economy and CRE markets. Accordingly, the guidance suggests that institutions whose concentrations exceed certain percentages of capital should implement heightened risk management practices appropriate to their concentration risk. The guidance provides that banking regulators may require such institutions to reduce their concentrations and/or maintain higher capital ratios than institutions with lower concentrations in CRE.

The Bank may experience loan losses in excess of its allowance, which would reduce our earnings.

The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loans being made, the creditworthiness of the borrowers over the term of the loans and, in the case of collateralized loans, the value and marketability of the collateral for the loans. Management of the Bank maintains an allowance for loan losses based upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectability of the loan portfolio and provides an allowance for loan losses based upon a percentage of the outstanding balances and for specific loans when their ultimate collectability is considered questionable. If management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb future losses, or if the bank regulatory authorities require us to increase the allowance for loan losses as a part of its examination process, our earnings and capital could be significantly and adversely affected. Although management continually monitors our loan portfolio and makes determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to our non-performing or performing loans. Material additions to the allowance for loan losses could result in a material decrease in our net income and capital, and could have a material adverse effect on our financial condition.

A new accounting standard will likely require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations.

The Financial Accounting Standards Board (the “FASB”) has adopted a new accounting standard that will be effective for the Company beginning with our first full fiscal year after December 15, 2019. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses. This standard will change the current method of providing allowances for loan losses that are probable, which would likely require us to increase our allowance for loan losses, and to greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for loan losses. Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on our financial condition and results of operations.

The market value of our investments could decline.

As of December 31, 2017, investment securities in our investment portfolio having a cost basis of $29 million and a market value of $28 million were classified as available-for-sale pursuant to FASB Accounting Standards Codification (“ASC”) Topic 320, Investments – Debt and Equity Securities, relating to accounting for investments. Topic 320 requires that unrealized gains and losses in the estimated value of the available-for-sale portfolio be “marked to market” and reflected as a separate item in stockholders’ equity (net of tax) as accumulated other comprehensive gain or loss. There can be no assurance that future market performance of our investment portfolio will enable us to realize income from sales of securities. Stockholders’ equity will continue to reflect the unrealized gains and losses (net of tax) of these investments. Moreover, there can be no assurance that the market value of our investment portfolio will not decline, causing a corresponding decline in stockholders’ equity.

Management believes that several factors could affect the market value of our investment portfolio. These include, but are not limited to, changes in interest rates or expectations of changes, the degree of volatility in the securities markets, inflation rates or expectations of inflation and the slope of the interest rate yield curve (the yield curve refers to the differences between shorter-term and longer-term interest rates; a positively sloped yield curve means shorter-term rates are lower than longer-term rates). Also, the passage of time will affect the market values of our investment securities, in that the closer they are to maturing, the closer the market price should be to par value. These and other factors may impact specific categories of the portfolio differently, and management cannot predict the effect these factors may have on any specific category.

Impairment of investment securities or deferred tax assets could require charges to earnings, which could result in a negative impact on our results of operations.

In assessing whether the impairment of investment securities is other-than-temporary, management considers the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability to retain our investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value in the near term. See the discussion under the heading “Application of Critical Accounting Policies in Item 7 of Part II of this annual report for further information.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Assessing the need for, or the sufficiency of, a valuation allowance requires management to evaluate all available evidence, both negative and positive, including the recent trend of quarterly earnings. Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carryback and carry forward periods is available under the tax law, including the use of tax planning strategies. When negative evidence (e.g., cumulative losses in recent years, history of operating loss or tax credit carry forwards expiring unused) exists, more positive evidence than negative evidence will be necessary. At December 31, 2017, our net deferred tax assets were valued at $1.0 million.

The impact of each of these impairment matters could have a material adverse effect on our business, results of operations, and financial condition.

We operate in a competitive environment, and our inability to effectively compete could adversely and materially impact our financial condition and results of operations.

We operate in a competitive environment, competing for loans, deposits, and customers with commercial banks, savings associations and other financial entities. Competition for deposits comes primarily from other commercial banks, savings associations, credit unions, money market and mutual funds and other investment alternatives. Competition for loans comes primarily from other commercial banks, savings associations, mortgage banking firms, credit unions and other financial intermediaries. Competition for other products, such as securities products, comes from other banks, securities and brokerage companies, and other non-bank financial service providers in our market area. Many of these competitors are much larger in terms of total assets and capitalization, have greater access to capital markets, and/or offer a broader range of financial services than those that we offer. In addition, banks with a larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the needs of larger customers.

In addition, changes to the banking laws over the last several years have facilitated interstate branching, merger and expanded activities by banks and holding companies. For example, the federal Gramm-Leach-Bliley Act revised the BHC Act and repealed the affiliation provisions of the Glass-Steagall Act of 1933, which, taken together, limited the securities and other non-banking activities of any company that controls an FDIC insured financial institution. As a result, the ability of financial institutions to branch across state lines and the ability of these institutions to engage in previously-prohibited activities are now accepted elements of competition in the banking industry. These changes may bring us into competition with more and a wider array of institutions, which may reduce our ability to attract or retain customers. Management cannot predict the extent to which we will face such additional competition or the degree to which such competition will impact our financial conditions or results of operations.

The banking industry is heavily regulated; significant regulatory changes could adversely affect our operations.

Our operations will be impacted by current and future legislation and by the policies established from time to time by various federal and state regulatory authorities. The Company is subject to supervision by the Federal Reserve. The Bank is subject to supervision and periodic examination by the Maryland Commissioner and the FDIC. The Insurance Subsidiary is subject to supervision and periodic examination by the Tennessee Insurance Department. Banking regulations, designed primarily for the safety of depositors, and insurance regulations, designed primarily for the safety of insureds, may limit a financial institution’s growth and the return to its investors by restricting such activities as the payment of dividends, mergers with or acquisitions by other institutions, investments, loans and interest rates, interest rates paid on deposits, expansion of branch offices, and the offering of securities or trust services. The Company and the Bank are also subject to capitalization guidelines established by federal law and the Insurance Subsidiary is subject to capitalization guidelines established by Tennessee law, and could be subject to enforcement actions to the extent that they are found by regulatory examiners to be undercapitalized. It is not possible to predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that such changes may have on our future business and earnings prospects. Management also cannot predict the nature or the extent of the effect on our business and earnings of future fiscal or monetary policies, economic controls, or new federal or state legislation. Further, the cost of compliance with regulatory requirements may adversely affect our ability to operate profitably.

The full impact of the Dodd-Frank Act is unknown because some rule making efforts are still required to fully implement all of its requirements and the implementation of some enforcement efforts is just beginning. We anticipate continued increases in regulatory expenses as a result of the Dodd-Frank Act.

The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States and affects the lending, investment, trading and operating activities of all financial institutions. Based on the text of the Dodd-Frank Act and the implementing regulations, it is anticipated that the costs to banks may increase or fee income may decrease significantly, which could adversely affect our results of operations, financial condition and/or liquidity.

The Consumer Financial Protection Bureau may continue to reshape the consumer financial laws through rulemaking and enforcement of the prohibitions against unfair, deceptive and abusive business practices. Compliance with any such change may impact our business operations.

The CFPB has broad rulemaking authority to administer and carry out the provisions of the Dodd-Frank Act with respect to financial institutions that offer covered financial products and services to consumers. The CFPB has also been directed to adopt rules identifying practices or acts that are unfair, deceptive or abusive in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. The concept of what may be considered to be an “abusive” practice is new under the law. The full scope of the impact of this authority has not yet been determined as the CFPB has not yet released significant supervisory guidance.

As discussed above, the CFPB issued several rules in 2013 relating to mortgage operations and servicing, including a rule requiring mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms, or to originate “qualified mortgages” that meet specific requirements with respect to terms, pricing and fees. These new rules have required the Bank to dedicate significant personnel resources and could have a material adverse effect on our operations.

Bank regulators and other regulations, including the Basel III Capital Rules, may require higher capital levels, impacting our ability to pay dividends or repurchase our stock.

The capital standards to which we are subject, including the standards created by the Basel III Capital Rules, may materially limit our ability to use our capital resources and/or could require us to raise additional capital by issuing common stock. The issuance of additional shares of common stock could dilute existing stockholders.

A material weakness or significant deficiency in our disclosure or internal controls could have an adverse effect on us.

The Corporation is required by the Sarbanes-Oxley Act of 2002 to establish and maintain disclosure controls and procedures and internal control over financial reporting. These control systems are intended to provide reasonable assurance that material information relating to the Corporation is made known to our management and reported as required by the Exchange Act, to provide reasonable assurance regarding the reliability and preparation of our financial statements, and to provide reasonable assurance that fraud and other unauthorized uses of our assets are detected and prevented. We may not be able to maintain controls and procedures that are effective at the reasonable assurance level. If that were to happen, our ability to provide timely and accurate information about the Corporation, including financial information, to investors could be compromised and our results of operations could be harmed. Moreover, if the Corporation or its independent registered public accounting firm were to identify a material weakness or significant deficiency in any of those control systems, our reputation could be harmed and investors could lose confidence in us, which could cause the market price of the Corporation’s stock to decline and/or limit the trading market for the common stock.

Customer concern about deposit insurance may cause a decrease in deposits held at the Bank.

Due to the large number of bank failures that have occurred since the 2008 recession, banking customers across the country have become increasingly concerned about the extent to which their deposits are insured by the FDIC. This concern could cause the Bank’s customers to withdraw deposits from the Bank in an effort to ensure that the amount they have on deposit with us is fully-insured. Because the Bank relies heavily on deposits to fund loans and purchase other interest-earning assets, a decrease in deposits could have a materially adverse effect on our funding costs and net income.

The Bank’s funding sources may prove insufficient to replace deposits and support our future growth.

The Bank relies on customer deposits, advances from the FHLB, lines of credit at other financial institutions and brokered funds to fund our operations. Although the Bank has historically been able to replace maturing deposits and advances if desired, no assurance can be given that the Bank would be able to replace such funds in the future if our financial condition or the financial condition of the FHLB or market conditions were to change. Our financial flexibility will be severely constrained and/or our cost of funds will increase if we are unable to maintain our access to funding or if financing necessary to accommodate future growth is not available at favorable interest rates. Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In that case, our profitability would be adversely affected.

The Bank’s lending activities subject the Bank to the risk of environmental liabilities.

A significant portion of the Bank’s loan portfolio is secured by real property. During the ordinary course of business, the Bank may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, the Bank may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require the Bank to incur substantial expenses and may materially reduce the affected property’s value or limit the Bank’s ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase the Bank’s exposure to environmental liability. Although the Bank has policies and procedures to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our financial condition and results of operations.

We may be subject to claims and the costs of defensive actions, and such claims and costs could materially and adversely impact our financial condition and results of operations.

Our customers may sue us for losses due to alleged breaches of fiduciary duties, errors and omissions of employees, officers and agents, incomplete documentation, our failure to comply with applicable laws and regulations, or many other reasons. Also, our employees may knowingly or unknowingly violate laws and regulations. Management may not be aware of any violations until after their occurrence. This lack of knowledge may not insulate us from liability. Claims and legal actions will result in legal expenses and could subject us to liabilities that may reduce our profitability and hurt our financial condition.

We may not be able to keep pace with developments in technology.

We use various technologies in conducting our businesses, including telecommunication, data processing, computers, automation, internet-based banking, mobile banking, and debit cards. Technology changes rapidly. Our ability to compete successfully with other financial institutions may depend on whether we can exploit technological changes. We may not be able to exploit technological changes, and any investment we do make may not make us more profitable.

Our information systems may experience an interruption or a breach in security, including due to cyber-attacks.

Our business depends heavily on the use of computer systems, the Internet and other means of electronic communication and recordkeeping. In the ordinary course of business, we collect and store sensitive data, including proprietary business information and personally identifiable information of our customers and employees in systems and on networks. Moreover, we use third party vendors to provide products and services necessary to conduct our day-to-day operations, which exposes us to the risk that these vendors will not perform in accordance with the service arrangements, including by failing to protect the confidential information we entrust to them. The secure processing, maintenance, and use of our and our customers’ information is critical to our operations and business strategy. Any failure, interruption, or breach in security or operational integrity of our communications or operations systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan, and other systems. Although we have invested in various technologies and continually review processes and practices that are designed to protect our networks, computers, and data from damage or unauthorized access, our computer systems and infrastructure, and those of our third-party vendors, may nevertheless be vulnerable to attacks by hackers or breached due to employee error, malfeasance, or other disruptions. Further, cyber-attacks can originate from a variety of sources and the techniques used are increasingly sophisticated. A breach of any kind could compromise our systems and those of our vendors, and the information stored there could be accessed, damaged, or disclosed. A breach in security or other failure could result in legal claims, regulatory penalties, disruptions in operations, increased expenses, loss of customers and business partners, and damage to our reputation, which could in turn adversely affect our business, financial condition and/or results of operations. Furthermore, as cyber threats continue to evolve and increase, we may be required to expend significant additional financial and operational resources to modify or enhance our protective measures, or to investigate and remediate any identified information security vulnerabilities.

We may not achieve the expected benefits from our captive insurance company.

We formed the Insurance Subsidiary as a captive insurance company in late 2016 to insure or reinsure certain risks faced by the Company and the Bank. The Insurance Subsidiary is part of our enterprise-wide, multi-year insurance strategy that is intended to better position our risk programs and provide us with increased flexibility in the management of our insurance programs as well as contribute to efficiencies relating to our insurance programs over time. We may experience unanticipated events that could reduce or eliminate the benefits, both operational and financial, that we hope to realize through this entity, including, without limitation, significant insurance claims and/or changes in tax laws. In particular, we may not realize the tax benefits of owning a captive insurance company. The Insurance Subsidiary will qualify as a “captive insurance company” under the IRC only if the risks assumed by the Insurance Subsidiary on behalf of the Company and its other affiliates constitute less than 50% of all risks insured or reinsured by the Insurance Subsidiary. If it qualifies as such, then, under current law, it will not pay federal or state income taxes on the premium income that it receives from the Company and its other affiliates so long as the aggregate amount of those premiums does not exceed $2.2 million per year. Although we have structured the Insurance Subsidiary’s operations so that it qualifies as a captive insurance company under federal and state tax laws, no assurance can be given that we will be able to achieve that structure in any future year. In that case, we would likely suspend the operations of the Insurance Subsidiary.

It should be noted that the operation by financial holding companies of captive insurance companies having a structure similar to the Insurance Subsidiary and FCBI is a relatively new development. Moreover, we have no experience operating a captive insurance company. If we are not able to successfully manage the Insurance Subsidiary, either due to our lack of experience or otherwise, then our financial condition and/or results of operations could be materially and adversely impacted.

The loss of key personnel could disrupt our operations and result in reduced earnings.

Our growth and profitability will depend upon our ability to attract and retain skilled managerial, marketing and technical personnel. Competition for qualified personnel in the financial services industry is intense, and there can be no assurance that we will be successful in attracting and retaining such personnel. Our current executive officers provide valuable services based on their many years of experience and in-depth knowledge of the banking industry and the market areas we serve. Due to the intense competition for financial professionals, these key personnel would be difficult to replace and an unexpected loss of their services could result in a disruption to the continuity of operations and a possible reduction in earnings.

We are a community bank and our ability to maintain our reputation is critical to the success of our business.

We are a community banking institution, and our reputation is one of the most valuable components of our business. A key component of our business strategy is to rely on our reputation for customer service and knowledge of local markets to expand our presence by capturing new business opportunities from existing and prospective customers in our current market and contiguous areas. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and associates. If our reputation is negatively affected by the actions of our employees, by our inability to conduct our operations in a manner that is appealing to current or prospective customers, or otherwise, our business and, therefore, our operating results may be materially adversely affected.

Risks Relating to Ownership of Our Common Stock

Our ability to pay dividends on the common stock is limited by applicable law, and the payment of dividends is at the discretion of our board of directors.

The Bank had a history of paying dividends on its common stock prior to the Reorganization and the Company has continued paying semi-annual dividends since its incorporation in August 2016. Because the Company is not engaged in any direct business activities, the Company expects to fund dividends, if and when declared by the Company’s board of directors, using cash received from the Bank and the Insurance Subsidiary. No assurance can be given that the Bank or the Insurance Subsidiary will be able to pay dividends to the Company for these purposes at times and/or in amounts requested by the Company. Both federal and Maryland laws impose restrictions on the ability of the Bank to pay dividends, and Tennessee law imposes restrictions on the Insurance Subsidiary’s ability to pay dividends. Further information about these limitations is contained in Item 5 of Part II of this annual report under the heading, “Market Price Analysis and Dividends”.

Notwithstanding the foregoing, stockholders must understand that the declaration and payment of dividends and the amounts thereof are at the discretion of the Company’s board of directors. Thus, even at times when the Company could pay cash dividends on its common stock, neither the payment of such dividends nor the amounts thereof can be guaranteed.

The shares of common stock are not insured.

The shares of our common stock are not deposits and are not insured against loss by the FDIC or any other governmental or private agency.

Our common stock is not heavily traded, and the stock price may fluctuate significantly.

Our common stock is not traded on any exchange. Certain brokers currently make a market in the common stock by trading shares in the over-the-counter market, but such transactions are infrequent and the volume of shares traded is relatively small. Management cannot predict whether these or other brokers will continue to make a market in our common stock. Prices on stock that is not heavily traded, such as our common stock, can be more volatile than stock trading in an active public market. Factors such as our financial results, the introduction of new products and services by us or our competitors, publicity regarding the banking industry, and various other factors affecting the banking industry may have a significant impact on the market price of the shares the common stock. Management also cannot predict the extent to which an active public market for our common stock will develop or be sustained in the future. Accordingly, stockholders may not be able to sell their shares of our common stock at the volumes, prices, or times that they desire.

The Company’s Articles of Incorporation and Bylaws and Maryland law may discourage a corporate takeover.

The Company’s Articles of Incorporation (the “Charter”) and Bylaws contain certain provisions designed to enhance the ability of the Company’s board of directors to deal with attempts to acquire control of the Company. First, the board of directors is classified into four classes. Directors of each class serve for staggered four-year periods, and no director may be removed except for cause, and then only by the affirmative vote of a majority of the outstanding voting stock. Second, the board has the authority to classify and reclassify unissued shares of stock of any class or series of stock by setting, fixing, eliminating, or altering in any one or more respects the preferences, rights, voting powers, restrictions and qualifications of, dividends on, and redemption, conversion, exchange, and other rights of, such securities. The board could use this authority, along with its authority to authorize the issuance of securities of any class or series, to issue shares having terms favorable to management to a person or persons affiliated with or otherwise friendly to management. In addition, the Bylaws require any stockholder who desires to nominate a director to abide by strict notice requirements.

Maryland law also contains anti-takeover provisions that apply to the Company. The Maryland Business Combination Act generally prohibits, subject to certain limited exceptions, corporations from being involved in any “business combination” (defined as a variety of transactions, including a merger, consolidation, share exchange, asset transfer or issuance or reclassification of equity securities) with any “interested shareholder” for a period of five years following the most recent date on which the interested shareholder became an interested shareholder. An interested shareholder is defined generally as a person who is the beneficial owner of 10% or more of the voting power of the outstanding voting stock of a corporation after the date on which that corporation had 100 or more beneficial owners of its stock or who is an affiliate or associate of that corporation and was the beneficial owner, directly or indirectly, of 10% percent or more of the voting power of the then outstanding stock of that corporation at any time within the two-year period immediately prior to the date in question and after the date on which that corporation had 100 or more beneficial owners of its stock. The Maryland Control Share Acquisition Act applies to acquisitions of “control shares”, which, subject to certain exceptions, are shares the acquisition of which entitle the holder, directly or indirectly, to exercise or direct the exercise of the voting power of shares of stock of a corporation in the election of directors within any of the following ranges of voting power: one-tenth or more, but less than one-third of all voting power; one-third or more, but less than a majority of all voting power or a majority or more of all voting power. Control shares have limited voting rights.

Although these provisions do not preclude a takeover, they may have the effect of discouraging, delaying or deferring a tender offer or takeover attempt that a shareholder might consider in his or her best interest, including those attempts that might result in a premium over the market price for the common stock. Such provisions will also render the removal of the Company’s board of directors and of management more difficult and, therefore, may serve to perpetuate current management. These provisions could potentially adversely affect the market prices of the Company’s securities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

This Item 1B is not applicable because the Company is a “smaller reporting company”.

ITEM 2.	PROPERTIES

The Bank owns properties at which it operates branches at the following locations:

Main Office	Owings Mills Branch
15226 Hanover Pike	9320 Lakeside Boulevard
Upperco, MD 21155	Owings Mills, MD 21117

Reisterstown Branch	Westminster Branch
25 Westminster Pike	275 Clifton Boulevard
Reisterstown, MD 21136	Westminster, MD 21157

The Bank’s book value investment in land and buildings at December 31, 2016 totaled $4.7 million or 1% of total assets. Other than for banking purposes, the Bank does not invest in real estate. For future expansion purposes, the Bank owns two properties adjacent to its main office at 15216 and 15218 Hanover Pike, Upperco, Maryland 21155. The properties presently consist of two lots, each with a single family residence. One property is rented on a month-to-month lease. The other property has not been rented since 2011. The total rental income for both properties for 2017 was $10,200.

There are no encumbrances on any of these properties. Management believes that all of its properties are adequately insured. In 2017, the properties owned by the Bank in Baltimore County, MD were subject to state and county real estate taxes at a combined rate of 1.25% and the property owned by the Bank in Carroll County, MD was subject to state, county and municipal real estate taxes at combined rate of 1.67%. The Bank expensed $73,696 in real estate taxes on these properties in 2017.

The Bank operates under leases at the following properties:

Location	Square Feet	Current Annual Rent	Lease Expiration
Greenmount In-Store Branch 2205 Hanover Pike Hampstead, MD 21074	709	$48,579	1/31/2023 with option to renew for one consecutive five-year term

Hampstead Branch 735 Hanover Pike Hampstead, MD 21074 (Land lease)	22,000	$50,314	9/30/19 with option to renew for six consecutive five-year terms

Atrium Branch 4730 Atrium Court Owings Mills, Maryland 21117	120	$1.00	7/31/18, with nine one-year renewals remaining

Corporate Offices 4510 Lower Beckleysville Road Suite H Hampstead, MD 20174	3,171	$32,978	9/30/2020, with option to renew for four consecutive five-year terms

Notes 6 and 7 to the consolidated financial statements included elsewhere in this annual report contains additional information about the Bank’s premises and equipment.

ITEM 3.	LEGAL PROCEEDINGS

We are at times, in the ordinary course of business, subject to legal actions. Management, upon the advice of counsel, believes that losses, if any, resulting from current legal actions will not have a material adverse effect on our financial condition or results of operations

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price Analysis and Dividends

As of February 28, 2018, the shares of the Company’s common stock were held by approximately 568 stockholders. Although many trades occur through privately-negotiated transactions, the shares of the Company’s common stock are traded in the over-the-counter market by certain broker-dealers and price quotations are available through the OTC Markets Group’s OTC Pink Market (the “Pink Market”) under the symbol “FMFG”. Prior to the Reorganization, the Bank’s common stock was also traded in the over-the-counter market and price quotations were likewise available through the Pink Market under the same trading symbol. The following table sets forth high and low bid information for the common stock of the Company since November 1, 2016 and for the common stock of the Bank between January 1, 2016 and October 31, 2016, in each case as reported through the Pink Market, as well as the per share cash dividends declared during those periods. On March 27, 2018, the closing sales price of the common stock, as reported through the Pink Market, was $31.10 per share. These prices do not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

Period	High Bid	Low Bid	Dividend
2016
1st Quarter	$25.15	$24.10	$0.00
2nd Quarter	27.25	25.00	0.34
3rd Quarter	25.51	24.50	0.00
4th Quarter	26.55	24.11	0.36

2017
1st Quarter	$27.50	$25.25	$0.00
2nd Quarter	28.25	27.00	0.37
3rd Quarter	28.50	27.15	0.00
4th Quarter	33.00	27.85	0.39

The Company’s ability to declare and pay dividends is limited by applicable laws. Subject to these laws, the payment of dividends are at the discretion of the Company’s board of directors, who considers such factors as operating results, financial condition, capital adequacy, regulatory requirements, and stockholder return. As a general corporate law matter, Maryland corporation laws prohibit the Company from paying dividends on our capital stock, including the common stock, unless, after giving effect to a proposed dividend, (i) we will be able to pay our debts as they come due in the normal course of business and (ii) our total assets will be greater than our total liabilities plus, unless our Charter permits otherwise, the amount that would be needed, if we were to be dissolved at the time of the dividend, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights on dissolution are superior to those receiving the dividend. Notwithstanding our inability to pay dividends pursuant to item (ii) above, we may nevertheless pay dividends out of (a) our net earnings for the fiscal year in which the distribution is made, (b) our net earnings for the preceding fiscal year, or (c) the sum of our net earnings for the preceding eight fiscal quarters.

The Company’s ability to pay dividends will be largely dependent on its receipt of dividends from the Bank and/or the Insurance Subsidiary. Like the Company, the Bank’s ability to declare and pay dividends is subject to limitations imposed by federal and Maryland banking and Maryland corporation laws, and the Insurance Subsidiary’s ability to declare and pay dividends is subject to limitations imposed by Tennessee insurance laws.

Federal law prohibits the payment of a dividend by an insured depository institution if the depository institution is considered “undercapitalized” or if the payment of the dividend would make the institution “undercapitalized”. Maryland state-chartered banks may pay dividends only out of undivided profits or, with the prior approval of the Maryland Commissioner, from surplus in excess of 100% of required capital stock. If, however, the surplus of a Maryland bank is less than 100% of its required capital stock, then cash dividends may not be paid in excess of 90% of net earnings. In addition to these specific restrictions, bank regulatory agencies have the ability to prohibit a proposed dividend by a financial institution that would otherwise be permitted under applicable law if the regulatory body determines that the payment of the dividend would constitute an unsafe or unsound banking practice. A bank that is considered to be a “troubled institution” is prohibited by federal law from paying dividends altogether.

Under Tennessee insurance law, the Insurance Subsidiary must maintain a minimum level of unimpaired paid-in capital and surplus, and it is prohibited from paying a dividend out of, or other distribution with respect to, capital or surplus without the prior approval of the Tennessee Insurance Department.

Equity Compensation Plan Information

Pursuant to the SEC’s Regulation S-K Compliance and Disclosure Interpretation 106.01, the information regarding the Corporation’s equity compensation plans required by this Item pursuant to Item 201(d) of Regulation S-K is located in Item 12 of Part III of this annual report and is incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA

	2017	2016	2015	2014	2013

OPERATING DATA

Interest income	$16,594,803	$15,351,497	$14,705,401	$14,080,625	$13,145,932
Interest expense	1,707,240	1,346,120	1,189,646	1,157,044	1,229,962
Net interest income	14,887,563	14,005,377	13,515,755	12,923,581	11,915,970
Provision for loan losses	410,000	-	-	124,000	-
Net interest income after provision for loan losses	14,477,563	14,005,377	13,515,755	12,799,581	11,915,970
Noninterest income	1,337,094	1,465,197	1,986,260	1,240,360	1,416,552
Noninterest expense	10,023,102	9,534,625	8,703,588	8,421,114	8,233,724
Income before income taxes	5,791,555	5,935,949	6,798,427	5,618,827	5,098,798
Income taxes	2,002,314	2,026,820	2,530,205	2,044,854	1,837,847
Net income	$3,789,241	$3,909,129	$4,268,222	$3,573,973	$3,260,951

PER SHARE DATA

Net income (Basic)	$2.28	$2.37	$2.61	$2.21	$2.05
Dividends	$0.76	$0.70	$0.64	$0.59	$0.54
Book value per share	$25.06	$23.55	$21.99	$20.08	$18.22
Dividend payout ratio	33.33%	29.58%	24.52%	26.70%	26.34%

KEY RATIOS

Return on average assets	0.96%	1.08%	1.29%	1.15%	1.16%
Return on average equity	9.26%	10.26%	12.26%	11.43%	11.42%
Net yield on interest-earning assets	3.96%	4.13%	4.33%	4.47%	4.57%
Efficiency ratio	61.78%	61.63%	56.14%	59.45%	61.76%
Average equity to average assets	10.32%	10.56%	10.50%	10.05%	10.12%

AT PERIOD END

Total assets	$402,904,469	$379,831,359	$345,309,996	$322,787,387	$299,696,863
Loans, net and loans held for sale	332,861,406	296,171,072	268,249,402	262,642,513	242,400,282
Cash, federal funds sold, and other interest-earning deposits	7,237,385	13,312,915	20,192,839	12,583,313	11,652,949
Securities	46,637,573	52,373,567	40,248,651	31,521,616	28,886,337
Deposits	319,796,424	302,715,136	275,964,737	261,210,530	239,301,461
Borrowings	38,768,507	36,226,159	31,490,619	27,639,327	30,028,849
Stockholders' equity	41,798,932	39,012,277	36,223,361	32,702,470	29,309,236

SELECTED AVERAGE BALANCES

Total assets	$396,454,271	$361,005,005	$331,522,302	$311,036,540	$282,166,001
Loans, net and loans held for sale	316,724,821	281,709,043	269,406,618	250,184,181	221,296,084
Cash, federal funds sold, and other interest-earning deposits	12,428,778	13,271,319	15,227,040	15,887,073	14,287,631
Securities	51,508,146	50,876,488	31,988,098	29,825,093	31,502,253
Deposits	315,159,559	284,921,811	265,634,314	249,741,172	226,685,504
Borrowings	38,627,588	36,175,989	29,363,070	28,672,245	25,844,870
Stockholders' equity	40,926,674	38,115,746	34,810,159	31,268,365	28,543,659

ASSET QUALITY

Nonperforming assets	$2,511,243	$1,166,889	$1,429,313	$943,846	$2,219,391

Nonperforming assets/total assets	0.62%	0.31%	0.41%	0.29%	0.74%

Allowance for loan losses/total loans	0.73%	0.79%	0.95%	1.05%	1.07%

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto for the years ended December 31, 2017 and 2016, which are presented elsewhere in this annual report.

The Company was incorporated on August 8, 2016 for the purpose of becoming the bank holding company of the Bank in a share exchange transaction that was intended to constitute a tax-free exchange under Section 351 of the IRC. This reorganization was consummated on November 1, 2016, at which time the Bank became a wholly-owned subsidiary of the Company and all of the Bank’s stockholders became stockholders of the Company by virtue of the conversion of their shares of common stock of the Bank into an equal number of shares of common stock of the Company. Although we use the terms “Company”, “we”, “us”, and “our” in this section of the annual report, the discussion and analysis with respect to periods ending prior to November 1, 2016 relate to the operations of the Bank and its consolidated subsidiaries, and the discussion and analysis with respect to periods ending on and after November 1, 2016 relate to the operations of the Company and its consolidated subsidiaries, including the Bank.

Application of Critical Accounting Policies

The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and follow general practices within the industry in which the Company operates. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the consolidated financial statements; accordingly, as this information changes, the consolidated financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the consolidated financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available.

The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements presented elsewhere in the annual report. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses as the accounting area that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

The allowance for loan losses represents management’s estimate of probable loan losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the balance sheet. Note 1 to the consolidated financial statements describes the methodology used to determine the allowance for loan losses.

Financial Condition

Total assets were $402,904,469 at December 31, 2017, an increase of $23,073,110, or 6.1%, over the $379,831,359 recorded at December 31, 2016. The increase was due primarily to an increase of $37,247,134 in loans, offset by a decrease of $6,075,530 in cash and cash equivalents and a decrease of $5,952,548 in securities available for sale.

Total liabilities were $361,105,537 at December 31, 2017, an increase of $20,286,455, or 6.0%, over the $340,819,082 recorded at December 31, 2016. The increase was due primarily to increases of $17,081,288 in deposits and $8,000,000 in Federal Home Loan Bank (“FHLB”) advances, offset by a $5,457,652 decrease in securities sold under repurchase agreements. The increase in deposits was comprised of a $15,469,990 increase in interest-bearing accounts and a $1,611,298 increase in noninterest-bearing accounts.

Stockholders’ equity was $41,798,932 at December 31, 2017 compared to $39,012,277 at December 31, 2016, an increase of $2,786,655. The increase was due to net income for 2017 of $3,789,241, offset by dividends paid, net of reinvestments, of $953,525 and a decrease in the after tax unrealized loss on available for sale securities of $49,061.

Loans

Major categories of loans at December 31, 2017, 2016, 2015, 2014, and 2013 are as follows:

	2017		2016		2015		2014		2013

Real estate:
Commerical	$234,026,574	70%	$206,145,076	69%	$186,703,868	69%	$181,881,566	68%	$170,369,522	69%
Construction/Land development	18,160,366	5%	14,392,992	5%	12,820,165	5%	18,592,315	7%	18,040,381	7%
Residential	59,241,416	18%	54,710,809	18%	51,290,828	19%	45,687,752	17%	39,705,040	16%
Commercial	23,613,543	7%	22,152,773	7%	19,562,302	7%	18,581,523	7%	16,595,975	7%
Consumer	554,017	0%	725,269	0%	886,175	0%	852,711	0%	810,429	0%
	335,595,916	100%	298,126,919	100%	271,263,338	100%	265,595,867	100%	245,521,347	100%
Less: Allowance for loan losses	2,458,911		2,363,086		2,583,445		2,780,249		2,626,954
Deferred origination fees net of costs	603,299		477,261		430,491		483,755		494,111
	$332,533,706		$295,286,572		$268,249,402		$262,331,863		$242,400,282

The Company had no foreign loans for any of the years presented.

Loans increased by $37,247,134 or 12.6% to $332,533,706 at December 31, 2017 from $295,286,572 at December 31, 2016. The growth was due to increases in commercial real estate loans of $27,881,498, construction/land development loans of $3,767,374, residential real estate loans of $4,530,607, and commercial loans of $1,460,770, offset by a decrease in consumer loans of $171,252. The allowance for loan losses increased $95,825 to $2,458,911 at December 31, 2017 as compared to $2,363,086 at December 31, 2016.

The following table sets forth at December 31, 2017 the maturity and rate repricing distribution of the loan portfolio. Demand loans and overdrafts are reported as due in one year or less. The table does not take into account prepayments or scheduled principal repayment assumptions, which could shorten the average loan life.

	Maturing	Maturing After
	Within One	One Year But	Maturing After
	Year	Within Five Years	Five Years	Total

Real estate:
Commerical	$32,458,075	$97,994,717	$103,573,782	$234,026,574
Construction/Land development	2,198,652	12,146,774	3,814,940	18,160,366
Residential	6,997,987	35,869,778	16,373,651	59,241,416
Commercial	12,696,672	7,158,583	3,758,288	23,613,543
Consumer	63,916	360,518	129,583	554,017
	$54,415,302	$153,530,370	$127,650,244	$335,595,916

Classified by Sensitivity to Change In Interest Rates
Fixed-Interest Rate Loans	$35,490,907	$138,002,587	$101,176,975	$274,670,469
Adjustable-Interest Rate Loans	18,924,395	15,527,783	26,473,269	60,925,447
	$54,415,302	$153,530,370	$127,650,244	$335,595,916

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

An age analysis of past due loans, segregated by class of loans, as of year-end, is as follows:

			90 Days				Past Due 90
	30 - 59 Days	60 - 89 Days	or more	Total		Total	Days or More
	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing
2017
Real estate:
Commerical	$-	$-	$2,245,743	$2,245,743	$231,780,831	$234,026,574	$-
Construction/Land development	-	-	-	-	18,160,366	18,160,366	-
Residential	-	-	146,459	146,459	59,094,957	59,241,416	146,459
Commercial	-	-	-	-	23,613,543	23,613,543	-
Consumer	-	-	-	-	554,017	554,017	-

Total	$-	$-	$2,392,202	$2,392,202	$333,203,714	$335,595,916	$146,459

			90 Days				Past Due 90
	30 - 59 Days	60 - 89 Days	or more	Total		Total	Days or More
	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing
2016
Real estate:
Commerical	$-	$-	$-	$-	$206,145,076	$206,145,076	$-
Construction/Land development	-	-	752,889	752,889	13,640,103	14,392,992	-
Residential	824,554	-	-	824,554	53,886,255	54,710,809
Commercial	48,719	-	-	48,719	22,104,054	22,152,773	-
Consumer	-	-	-	-	725,269	725,269	-

Total	$873,273	$-	$752,889	$1,626,162	$296,500,757	$298,126,919	$-

			90 Days				Past Due 90
	30 - 59 Days	60 - 89 Days	or more	Total		Total	Days or More
	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing
2015
Real estate:
Commerical	$-	$-	$-	$-	$186,703,868	$186,703,868	$-
Construction/Land development	-	-	956,813	956,813	11,863,352	12,820,165	-
Residential	-	-	-	-	51,290,828	51,290,828
Commercial	-	-	-	-	19,562,302	19,562,302	-
Consumer	-	-	-	-	886,175	886,175	-

Total	$-	$-	$956,813	$956,813	$270,306,525	$271,263,338	$-

			90 Days				Past Due 90
	30 - 59 Days	60 - 89 Days	or more	Total		Total	Days or More
	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing
2014
Real estate:
Commerical	$-	$-	$-	$-	$181,881,566	$181,881,566	$-
Construction/Land development	-	-	-	-	18,592,315	18,592,315	-
Residential	193,794	-	-	193,794	45,493,958	45,687,752
Commercial	-	-	-	-	18,581,523	18,581,523	-
Consumer	-	-	-	-	852,711	852,711	-

Total	$193,794	$-	$-	$193,794	$265,402,073	$265,595,867	$-

			90 Days				Past Due 90
	30 - 59 Days	60 - 89 Days	or more	Total		Total	Days or More
	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing
2013
Real estate:
Commerical	$-	$-	$932,428	$932,428	$169,437,094	$170,369,522	$-
Construction/Land development	-	-	-	-	18,040,381	18,040,381	-
Residential	24,261	-	150,957	175,218	39,529,822	39,705,040
Commercial	-	-	-	-	16,595,975	16,595,975	-
Consumer	-	-	-	-	810,429	810,429	-

Total	$24,261	$-	$1,083,385	$1,107,646	$244,413,701	$245,521,347	$-

It is the Company’s policy to place a loan in nonaccrual status whenever there is substantial doubt about the ability of the borrower to pay principal or interest on any outstanding credit. Management considers such factors as payment history, the nature of the collateral securing the loan, and the overall economic situation of the borrower when making a nonaccrual decision. Management closely monitors nonaccrual loans. The Company returns a nonaccrual loan to accruing status when (i) the loan is brought current with the full payment of all principal and interest arrearages, (ii) all contractual payments are thereafter made on a timely basis for at least six months, and (iii) management determines, based on a credit review, that it is reasonable to expect that future payments will be made as and when required by the contract..

Year-end non-accrual loans, segregated by class of loans, were as follows:

	2017	2016	2015	2014	2013

Non-accrual loans
Commercial real estate	$2,245,743	$-	$-	$-	$932,428
Construction/Land development	-	752,889	956,813	-	-
Residential real estate	-	-	-	-	150,957

Total non-accrual loans	$2,245,743	$752,889	$956,813	$-	$1,083,385

At December 31, 2017, the Company had one nonaccrual commercial real estate loan totaling $2,245,743. The loan was secured by real estate and business assets and was personally guaranteed. Gross interest income of $82,070 would have been recorded in 2017 if this nonaccrual loan had been current and performing in accordance with the original terms. The Company allocated $127,213 of its allowance for loan losses for this nonaccrual loan. The balance of the nonaccrual loan was net of charge-offs of $275,000 at December 31, 2017.

At December 31, 2016, the Company had two nonaccrual construction and land development loans to one borrower totaling $752,889. The loans were secured by real estate and business assets, and were personally guaranteed. Gross interest income of $38,028 would have been recorded in 2016 if these nonaccrual loans had been current and performing in accordance with the original terms. The Company allocated $16,587 of its allowance for loan losses for these nonaccrual loans. The balance of nonaccrual loans was net of charge-offs of $400,000 at December 31, 2016.

At December 31, 2017, the Company had two residential real estate loans totaling $146,459 that were delinquent 90 days or greater in addition to the nonaccrual loans noted above. At December 31, 2016, the Company had no loans delinquent 90 days or greater other than the nonaccrual loans noted above.

Year-end impaired loans are set forth in the following table:

	2017	2016	2015	2014	2013

Impaired loans no valuation allowance	$2,937,439	$2,348,275	$2,443,681	$-	$1,950,045
Impaired loans with a valuation allowance	2,245,743	994,469	956,813	1,024,044	-
Total impaired loans	$5,183,182	$3,342,744	$3,400,494	$1,024,044	$1,950,045
Valuation allowance related to impaired loans	$127,213	$24,167	$167,211	$167,418	$-

At December 31, 2017, the Company had three commercial real estate loans totaling $2,937,439 classified as a troubled debt restructuring. Two loans totaling $774,274 were restructured as a trouble debt restructuring during 2017. All are included in impaired loans above. Each loan is paying as agreed. There have been no charge-offs or allowances associated with these three loans.

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

	2017	2016	2015	2014	2013

Restructured loans (TDRs):
Performing as agreed	$2,937,439	$2,348,275	$2,443,681	$-	$-
Not performing as agreed	-	241,580	-	-	-
Total TDRs	$2,937,439	$2,589,855	$2,443,681	$-	$-

As part of our portfolio risk management, the Company assigns a risk grade to each loan. The factors used to determine the grade are the payment history of the loan and the borrower, the value of the collateral and net worth of any guarantor, and cash flow projections of the borrower. Special mention, Substandard, and Doubtful grades are assigned to loans with a higher frequency of delinquent payments and/or the collateral and/or cash flow are insufficient to support the loan and such loans are included on the Company’s watch list:

	2017	2016	2015	2014	2013

Special mention	$5,391,589	$8,962,940	$6,366,296	$9,605,422	$17,434,057
Substandard	4,625,568	6,399,618	7,843,897	8,517,800	6,785,681
Doubtful	2,274,162	29,742	25,525	35,212	37,749
Total	$12,291,319	$15,392,300	$14,235,718	$18,158,434	$24,257,487

The allowance for loan losses is a reserve established through a provision for loan losses and is charged to expense.  The allowance for loan losses represents an amount which, in management’s judgment, will be adequate to absorb probable losses on existing loans and other extensions of credit that may become uncollectible. The Company’s allowance for loan loss methodology includes allowance allocations calculated in accordance with Accounting Standards Codification (“ASC”) Topic 310, “Receivables” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies.” Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions.

The Company’s process for determining the appropriate level of the allowance for loan losses is designed to account for credit deterioration as it occurs. The provision for loan losses reflects loan quality trends, including the levels of and trends related to non-accrual loans, past due loans, potential problem loans, classified and criticized loans and net charge-offs or recoveries, among other factors.

Although management believes, based on information currently available, that the Company’s allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Company’s level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Company or that future adjustments to the allowance for loan losses will not be necessary if economic or other conditions differ substantially from the economic and other conditions at the time management determined the current level of the allowance for loan losses.

The following table details activity in the allowance for loan losses by portfolio for the years ended December 31, 2017, 2016, 2015, 2014, and 2013. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
December 31, 2017	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,717,749	$419,868	$(275,000)	$4,780	$1,867,397	$127,213	$1,740,184	$5,183,182	$228,843,392
Construction and land development	204,860	65,850	(47,436)	-	223,274	-	223,274	-	18,160,366
Residential	247,437	368	-	148	247,953	-	247,953	-	59,241,416
Commercial	125,260	(41,240)	-	3,333	87,353	-	87,353	-	23,613,543
Consumer	8,826	(1,799)	-	-	7,027	-	7,027	-	554,017
Unallocated	58,954	(33,047)	-	-	25,907	-	25,907	-	-
	$2,363,086	$410,000	$(322,436)	$8,261	$2,458,911	$127,213	$2,331,698	$5,183,182	$330,412,734

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
December 31, 2016	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,718,256	$29,493	$(30,000)	$-	$1,717,749	$7,580	$1,710,169	$2,425,089	$203,719,987
Construction and land development	306,982	97,878	(200,000)	-	204,860	16,587	188,273	752,889	13,640,103
Residential	322,084	(184,773)	-	110,126	247,437	-	247,437	-	54,710,809
Commercial	132,362	93,383	(100,485)	-	125,260	-	125,260	164,766	21,988,007
Consumer	7,900	926	-	-	8,826	-	8,826	-	725,269
Unallocated	95,861	(36,907)	-	-	58,954	-	58,954	-	-
	$2,583,445	$-	$(330,485)	$110,126	$2,363,086	$24,167	$2,338,919	$3,342,744	$294,784,175

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
December 31, 2015	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,848,163	$(129,907)	$-	$-	$1,718,256	$-	$1,718,256	$2,240,046	$184,463,822
Construction and land development	458,211	48,771	(200,000)	-	306,982	167,211	139,771	956,813	11,863,352
Residential	278,943	42,299	-	842	322,084	-	322,084	-	51,290,828
Commercial	171,104	(41,096)	-	2,354	132,362	-	132,362	203,635	19,358,667
Consumer	8,215	(315)	-	-	7,900	-	7,900	-	886,175
Unallocated	15,613	80,248	-	-	95,861	-	95,861	-	-
	$2,780,249	$-	$(200,000)	$3,196	$2,583,445	$167,211	$2,416,234	$3,400,494	$267,862,844

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
December 31, 2014	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,955,984	$(107,821)	$-	$-	$1,848,163	$-	$1,848,163	$-	$181,881,566
Construction and land development	170,498	287,713	-	-	458,211	167,418	290,793	1,024,044	17,568,271
Residential	323,756	(66,316)	(4,602)	26,105	278,943	-	278,943	-	45,687,752
Commercial	109,651	59,853	-	1,600	171,104	-	171,104	-	18,581,523
Consumer	12,150	(10,127)	-	6,192	8,215	-	8,215	-	852,711
Unallocated	54,915	(39,302)	-	-	15,613	-	15,613	-	-
	$2,626,954	$124,000	$(4,602)	$33,897	$2,780,249	$167,418	$2,612,831	$1,024,044	$264,571,823

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
December 31, 2013	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$2,025,788	$(69,804)	$-	$-	$1,955,984	$-	$1,955,984	$932,428	$169,437,094
Construction and land development	144,485	92,091	(66,078)	-	170,498	-	170,498	866,660	17,173,721
Residential	347,007	(24,758)	-	1,507	323,756	-	323,756	150,957	39,554,083
Commercial	108,669	(3,294)	-	4,276	109,651	-	109,651	-	16,595,975
Consumer	10,811	(4,947)	-	6,286	12,150	-	12,150	-	810,429
Unallocated	44,203	10,712	-	-	54,915	-	54,915	-	-
	$2,680,963	$-	$(66,078)	$12,069	$2,626,954	$-	$2,626,954	$1,950,045	$243,571,302

30

	2017	2016	2015	2014	2013
Allowance for loan losses to total loans outstanding	0.73%	0.79%	0.95%	1.05%	1.07%
Ratio of net charge-offs to average loans outstanding during the period	0.10%	0.08%	0.07%	-0.01%	0.02%

The Company recorded $314,175 in net charge-offs in 2017 versus $220,359 in net charge-offs in 2016. The provision for loan losses was $410,000 in 2017 and $0 in 2016.

Other Real Estate Owned

Other real estate owned (“OREO”) at December 31, 2017 and 2016 included one property with a carrying value of $265,500 and $414,000, respectively. The property is land in Cecil County, Maryland and was acquired through foreclosure in 2007. The property consists of 10.43 acres which is in the process of being divided into 5 lots to be sold individually.

	2017	2016	2015	2014	2013

Other Real Estate Owned	$265,500	$414,000	$472,500	$943,846	$1,136,006

Investment Securities

Investment securities decreased $5,735,994 or 11.0% to $46,637,573 at December 31, 2017 from $52,373,567 at December 31, 2016. At December 31, 2017 and 2016, the Company had classified 61% and 66%, respectively, of the investment portfolio as available for sale. The remaining balance of the portfolio was classified as held to maturity.

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

The following table sets forth the carrying value of investment securities at December 31:

	2017	2016	2015
Available for sale
State and municipal	$1,539,207	$1,566,327	$1,349,242
Mutual fund	503,881	492,243	-
SBA pools	3,199,846	2,263,834	-
Mortgage-backed securities	23,190,457	30,063,535	22,295,342
	$28,433,391	$34,385,939	$23,644,584

Held to maturity
U.S. government agency	$-	$-	$2,960,758
State and municipal	18,204,182	17,987,628	13,643,309
	$18,204,182	$17,987,628	$16,604,067

The following table sets forth the scheduled maturities of investment securities at December 31, 2017:

	Available for Sale			Held to Maturity
	Amortized Cost	Fair Value	Yield	Amortized Cost	Fair Value	Yield

Within 1 year	$518,352	$503,881	2.10%	$165,677	$168,260	3.82%
Over 1 to 5 years	-	-	-	780,336	794,512	2.29%
Over 5 to 10 years	1,133,940	1,150,564	4.15%	1,792,019	1,831,833	3.89%
Over 10 years	376,908	388,643	5.02%	15,466,150	15,513,022	3.24%
	2,029,200	2,043,088	3.79%	18,204,182	18,307,627	3.27%
SBA Pools	3,212,771	3,199,846	2.07%	-	-	-
Mortgage-backed securities	23,735,332	23,190,457	1.97%	-	-	-
	$28,977,303	$28,433,391	2.11%	$18,204,182	$18,307,627	3.27%

SBA pools and mortgage-backed securities are due in monthly installments.

Deposits

Total deposits were $319,796,424 at December 31, 2017 compared to $302,715,136 at December 31, 2016, an increase of $17,081,288, or 5.6%. The increase was due to a $19,387,731 increase in time deposits, a $3,744,407 increase in savings accounts, a $3,446,149 increase in interest bearing checking accounts, and a $1,611,298 increase in noninterest-bearing accounts, offset by an $11,108,297 decrease in money market accounts. The following table shows the average balances and average costs of deposits for the years ended December 31:

	2017		2016		2015
	Average Balance	Cost	Average Balance	Cost	Average Balance	Cost

Noninterest bearing demand deposits	$60,346,388	0.00%	$58,845,893	0.00%	$53,031,662	0.00%
Interest bearing demand deposits	42,370,867	0.14%	36,431,530	0.13%	32,071,483	0.13%
Savings and money market deposits	104,943,540	0.23%	94,995,586	0.23%	84,712,733	0.23%
Time deposits	107,498,764	1.00%	94,648,802	0.88%	95,818,436	0.81%
	$315,159,559	0.44%	$284,921,811	0.39%	$265,634,314	0.38%

As of December 31, 2017, certificates of deposit of $100,000 or more mature as follows:

Period	Balance
3 months or less	$8,099,599
Over 3 months to 6 months	7,780,556
Over 6 months to 12 months	10,307,820
Over 12 months	21,937,969
Total	$48,125,944

Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, lines of credit, including home-equity lines and commercial lines, and letters of credit. Loan commitments generally have interest rates at current market values, fixed expiration dates, and may require a fee. Lines of credit generally have variable interest rates and do not necessarily represent future cash flow requirements because it is unlikely that all customers will draw upon their lines in full at any one time. Letters of credit are commitments issued to guarantee the performance of a customer to a third party. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.

For commitments to extend credit, lines of credit, and letters of credit, the Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument is represented by the contractual notional amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

At December 31, 2017, the Company’s off-balance sheet financial instruments were as follows:

Loan commitments	$9,433,500
Unused lines of credit	$40,005,063
Letters of credit	$1,827,513

Management does not believe that any of the foregoing arrangements are reasonably likely to have a materially adverse effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Borrowings and Other Contractual Obligations

The Company’s contractual obligations consist primarily of borrowings and operating leases for various facilities.

Securities sold under agreements to repurchase represent overnight borrowings from customers. Securities owned by the Company which are used as collateral for these borrowings are primarily U.S. government agency securities.

Specific information about the Company’s borrowings and contractual obligations is set forth in the following table:

	At December 31,
	2017	2016	2015
Amount outstanding at year-end:
Securities sold under repurchase agreements	$21,768,507	$27,226,159	$20,490,619
Federal Home Loan Bank advances	17,000,000	9,000,000	11,000,000
Federal Home Loan Bank advances mature in:
2016	$-	$-	$5,000,000
2017	-	2,000,000	1,000,000
2018	14,000,000	5,000,000	5,000,000
2019	3,000,000	2,000,000	-
Weighted average rate paid at December 31:
Securites sold under repurchase agreements	0.65%	0.63%	0.53%
Federal Home Loan Bank advances	1.35%	1.11%	0.94%
Maximum amount of borrowings outstanding at any month end:
Securities sold under repurchase agreements	$30,786,064	$32,287,740	$20,655,156
Federal Home Loan Bank advances	18,000,000	16,000,000	11,000,000

Average amount of borrowings oustanding with respect to:
Securities sold under repurchase agreements	$24,702,931	$25,320,795	$18,582,245
Federal Home Loan Bank advances	13,846,575	10,833,333	10,778,082
Borrowings from FRB and commerical banks	78,082	21,861	2,742

Weighted average rate paid for the year:
Securities sold under repurchase agreements	0.66%	0.64%	0.54%
Federal Home Loan Bank advances	1.20%	0.94%	0.75%
Borrowings from FRB and commerical banks	1.64%	0.67%	0.52%

The terms of the Company’s operating leases, including the future minimum payments under those leases, are disclosed in Note 7 to the consolidated financial statements.

Results of Operations

Overview

The Company reported net income of $3,789,241 for the year ended December 31, 2017 compared to $3,909,129 for the year ended December 31, 2016. The decrease of $119,888 over 2016 was due to an increase in noninterest expense of $488,477, an increase in the provision for loan losses of $410,000, and a decrease in noninterest income of $128,103, offset by an increase in net interest income of $882,186 and a decrease in income taxes of $24,506.

Net Interest Income

The primary source of income for the Company is net interest income, which is the difference between interest income on interest-earning assets, such as investment securities and loans, and interest expense incurred on interest-bearing sources of funds, such as deposits and borrowings.

For the year ended December 31, 2017, the Company recorded net interest income of $14,887,563 compared to $14,005,377 for 2016, an increase of $882,186. The increase was attributable primarily to an increase in the average balance of interest-earning assets, offset by a decline in the net yield. Average interest earning assets increased $37,264,448 to $376,167,393 in 2017 from $338,902,945 in 2016. The net average tax equivalent yield on interest earning assets declined 17 basis points to 4.04% in 2017 when compared to the 4.21% recorded in 2016.

Total interest income for the year ended December 31, 2017 increased by $1,243,306 to $16,594,803, compared to $15,351,497 for 2016. The increase was due primarily to the aforementioned increase in average interest earning assets, offset by the decline in the yield on interest earning assets.

Interest income from loans was $15,189,238 in 2017 compared to $14,024,899 in 2016, an increase of $1,164,339. This increase was attributable to a $35,020,732 increase in the average balance of loans to $319,825,707 in 2017 from $284,804,975 in 2016, offset by a 17 basis point decrease in the average yield on loans to 4.75% in 2017 from 4.92% in 2016.

For the year ended December 31, 2017, the Company recorded interest income on securities of $1,308,357. For the same period of 2016, interest income on securities was $1,263,913. The $44,444 increase in 2017 was attributable to a $1,949,692 increase in the average balance of securities to $50,251,527 in 2017 from $48,301,835 in 2016 and a 5 basis point increase in the average tax equivalent yield on securities to 3.18% in 2017 from 3.13% in 2016.

Interest income on federal funds sold and other interest-earning assets (FHLB stock and certificates of deposit) increased $34,523 to $97,208 in 2017 compared to $62,685 in 2016. The increase was due to a 50 basis point increase in the average tax equivalent yield to 1.64% in 2017 from 1.14% in 2016, and a $294,024 increase in the average balance of federal funds sold and other interest-earning assets to $6,090,159 in 2017 from $5,796,135 in 2016.

Total interest expense increased $361,120 to $1,707,240 in 2017 compared to $1,346,120 in 2016. The increase was primarily due to an increase of $31,188,853 in the average balance of interest-bearing liabilities to $293,440,759 in 2017 from $262,251,906 in 2016 and a 7 basis point increase in the cost of interest-bearing liabilities to 0.58% in 2017 from 0.51% in 2016.

Interest paid on NOW, savings, and money market deposit accounts increased $32,053 to $299,586 in 2017 compared to $267,533 in 2016. The increase was due to a $15,887,291 increase in the average balance of these deposits to $147,314,407 in 2017 from $131,427,116 in 2016. The cost of funds was unchanged in 2017 when compared to 2016.

Interest paid on time deposits increased $247,268 to $1,078,722 in 2017 compared to $831,454 in 2016. The increase in interest expense was due to an increase of 12 basis points in the average rate paid to 1.00% in 2017 from 0.88% in 2016 and an increase of $12,849,962 in the average balance to $107,498,764 in 2017 from $94,648,802 in 2016.

Interest paid on securities sold under repurchase agreements increased $17,294 to $161,914 in 2017 compared to $144,620 in 2016. The increase was attributable to an increase of 9 basis points in the average rate to 0.66% in 2017 from 0.57% in 2016, offset by a $617,864 decrease in the average balance of securities sold under repurchase agreements to $24,702,931 in 2017 from $25,320,795 in 2016.

Interest paid on FHLB advances and other borrowings increased $64,505 to $167,018 in 2017 from $102,513 in 2016. The increase was attributable to an increase of 26 basis points in the average rate to 1.20% in 2017 from 0.94% in 2016 and a $3,069,463 increase in the average balance of FHLB advances and other borrowings to $13,924,657 in 2017 from $10,855,194 in 2016.

The following table sets forth certain information relating to the Company’s average interest-earning assets and interest-bearing liabilities for the periods indicated. The yields are calculated by dividing interest income or expense by the average daily balance of assets or liabilities, respectively. Non-accruing loans are included in the average balance.

	Average Balance Sheet, Interest and Yields
	For the Years Ended December 31,
	2017			2016			2015
	Average Balance	Interest	Yield	Average Balance	Interest	Yield	Average Balance	Interest	Yield
Assets:
Loans	$319,825,707	$15,189,238	4.75%	$284,804,975	$14,024,899	4.92%	$273,626,511	$13,809,312	5.05%
Securities, taxable	32,115,690	715,689	2.23%	32,808,588	769,115	2.34%	19,646,452	487,091	2.48%
Securities, tax exempt	18,135,837	883,901	4.87%	15,493,247	740,395	4.78%	11,394,819	552,338	4.85%
Federal funds sold and other interest earning assets	6,090,159	99,840	1.64%	5,796,135	66,231	1.14%	7,142,004	52,697	0.74%
Total interest-earning assets	376,167,393	16,888,668	4.49%	338,902,945	15,600,640	4.60%	311,809,786	14,901,438	4.78%
Noninterest-earning assets	20,286,878			22,102,060			19,742,516
Total assets	$396,454,271			$361,005,005			$331,552,302

Liabilities and Stockholders' Equity:
NOW, savings, and money market	$147,314,407	299,586	0.20%	$131,427,116	267,533	0.20%	$116,784,216	233,437	0.20%
Certificates of deposit	107,498,764	1,078,722	1.00%	94,648,802	831,454	0.88%	95,818,436	771,880	0.81%
Securities sold under repurchase agreements	24,702,931	161,914	0.66%	25,320,795	144,620	0.57%	18,582,245	99,886	0.54%
FHLB advances and other borrowings	13,924,657	167,018	1.20%	10,855,194	102,513	0.94%	10,780,825	84,443	0.78%
Total interest-bearing deposits	293,440,759	1,707,240	0.58%	262,251,907	1,346,120	0.51%	241,965,722	1,189,646	0.49%

Noninterest-bearing deposits	60,346,388			58,845,893			53,031,662
Noninterest-bearing liabilities	1,740,450			1,791,459			1,744,759
Total liabilities	355,527,597			322,889,259			296,742,143
Stockholders' equity	40,926,674			38,115,746			34,810,159
Total liabilities and stockholders' equity	$396,454,271			$361,005,005			$331,552,302
Net interest income		$15,181,428			$14,254,520			$13,711,792

Interest rate spread			3.91%			4.09%			4.29%

Net yield on interest-earning assets			4.04%			4.21%			4.40%

Ratio of average interest-earning assets to average interest-bearing liabilities			128.19%			129.23%			128.87%

Interest on tax-exempt investments are reported on a fully taxable equivalent basis

The following table sets forth the dollar amount of changes in interest income and interest expense for the major categories of the Company’s interest-earning assets and interest-bearing liabilities. The table distinguishes between (i) changes in net interest income attributed to volume (change in volume multiplied by the prior year’s interest rate), and (ii) changes in net interest income attributed to rate (change in rate multiplied by the prior year’s volume). The change in interest due to the combined rate and volume changes is allocated proportionally to the change in volume and rate.

RATE/VOLUME ANALYSIS

	Year ended December 31, 2017 compared to 2016			Year ended December 31, 2016 compared to 2015
	Change due to variance in			Change due to variance in
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans	$1,676,977	$(512,638)	$1,164,339	$555,567	$(339,980)	$215,587
Securities, taxable	(15,865)	(36,080)	(51,945)	306,856	(23,690)	283,166
Securities, tax exempt	86,969	9,420	96,389	132,661	1,839	134,500
Federal funds sold and other interest-earning assets	3,326	31,197	34,523	(10,711)	23,554	12,843
Total interest-earning assets	1,751,407	(508,101)	1,243,306	984,373	(338,277)	646,096

Interest expense:
NOW, savings, and money market	32,309	(256)	32,053	29,738	4,358	34,096
Certificates of deposit	120,725	126,543	247,268	(9,524)	69,098	59,574
Securities sold under repurchase agreements	(3,603)	20,897	17,294	38,212	6,822	45,034
FHLB advances and other borrowings	32,991	31,514	64,505	586	17,484	18,070
Total interest-bearing liabilities	182,422	178,698	361,120	59,012	97,762	156,774

Change in net interest income	$1,568,985	$(686,799)	$882,186	$925,361	$(436,039)	$489,322

Noninterest Income

Total noninterest income decreased by $128,103, or 8.7%, to $1,337,094 in 2017 from $1,465,197 in 2016. Gain on sale and write down of other real estate owned decreased $91,435 due to a write-down of the value of the property included as OREO. Mortgage division revenue decreased $192,618 during 2017 when compared to 2016 as a result of decreased refinance activity. Service charges on deposit accounts decreased $57,284, primarily due to lower overdraft fees. Gain on sale of loans increased $223,251 as a result of two SBA loan sales in 2017, as compared to none in 2016.

Noninterest Expense

Total noninterest expense increased by $488,477 or 5.1% to $10,023,102 in 2017 from $9,534,625 in 2016. The increase was due primarily to increases in salary and employee benefit expenses, occupancy, and other expenses.

Salary and benefit expense increased $341,484 or 5.8% to $6,220,695 in 2017 compared to $5,879,211 in 2016. The increase was due primarily to several new positions, merit increases in salaries paid to existing staff and higher bonuses as a result higher loan production, along with higher payroll taxes and benefits.

Occupancy expenses increased $35,118 or 5.4% to $684,173 in 2017 compared to $649,055 in 2016 due primarily to branch office repairs.

Other expenses increased by $117,164, or 5.0%, to $2,473,658 in 2017 when compared to the $2,356,494 recorded in 2016. Professional services increased by $141,144 as a result of higher legal costs in connection with the SEC registration, the implementation of a new dividend reinvestment plan, and collections efforts on impaired loans. ATM and debit card expenses decreased $45,456 as a result of negotiating more favorable terms.

Income Taxes

On December 22, 2017, the President of the United States signed the Tax Cuts and Jobs Act (the “Tax Act”) into law, which, among other things, reduced the Federal income tax rate for C Corporations from 35% to 21% effective January 1, 2018. The Tax Act required the Company to revalue, using the new 21% Federal income tax rate, all of its deferred tax assets and liabilities based on the rates at which they are scheduled to reverse. This revaluation required the Company to recognize a one-time tax expense of $410,391 in the fourth quarter of 2017.

The Company’s effective tax rate increased to 34.6% in 2017, from 34.1% in 2016. The increase was due to the revaluation of deferred tax assets and liabilities discussed above, offset by higher percentage of Federal tax-exempt income (primarily tax exempt interest income on state and municipal investments and the premium revenue of the Insurance Subsidiary) as a percentage of net income before income tax expense in 2017 when compared to 2016. Note 13 to the consolidated financial statements provides additional information about the Company’s taxes, including a reconciliation of the Company’s effective tax rate to the Federal statutory rate of 34%.

Interest Rate Risk

The Company’s principal market risk is exposure to the risk that the interest rates associated with our interest-bearing liabilities and interest-earning assets will fluctuate. This risk arises from the Company’s lending, investing and deposit-taking activities, and is affected by many factors, including economic and financial conditions, movements in interest rates and consumer preferences. Interest rate fluctuation has a direct impact on the Company’s net interest income. Net interest income is susceptible to interest rate risk when deposits and other short-term liabilities have different repricing intervals than do loans, investments and other interest-earning assets. When interest-earning assets mature or reprice faster than interest-bearing liabilities, a decline in interest rates may cause a decline in net interest income. Conversely, when interest-bearing liabilities mature or reprice faster than interest-earning assets, an increase in interest rates may cause a decline in net interest income.

The Company recognizes that there are many types of interest rate risk. Management believes that the three types that pose the greatest potential threat to current and long-term earnings are:

•	Repricing risk – the difference in the timing of the scheduled maturity and re-pricing dates of assets and liabilities within a certain time frame;
•	Option risk – interest rate related options embedded in the Company’s assets and liabilities which change the cash flow characteristics of the assets and liabilities; and
•	Yield curve / basis risk – changes in the relationship between different interest rates with the same maturity or interest rates across a maturity spectrum which create compression or expansion of our net interest margin.

The Company uses earnings at risk and economic value at risk measures to quantify our exposure to these types of interest rate risk. We believe that using simulations that measure all three types of risks in combination is a more efficient tool for measurement, and we therefore do not routinely process models to isolate each risk. Rather, we combine the three types of analyses, which we believe provides a better overall result than a simulation based on a single system and a more economical use of resources than targeted models. Following is a description of the analyses to be utilized:

Earnings at Risk

Earnings at Risk (“EAR”) measures exposure to net changes in net interest income (“NII”), and is considered the Company’s best source of managing short-term interest rate risk (one-year and two-year time frames). EAR is a dynamic analysis, which can capture all the different forms of interest rate risk under many different interest rate scenarios, and using various assumptions for growth, optionality, and yield curve structure.

Economic Value of Equity

Economic Value of Equity (“EVE”) is management’s primary analytical tool for measuring long-term interest rate risk, and helps to measure if the long-term safety and soundness of the Company is being compromised for the sake of short-term results. However, the Company also recognizes the inherent difficulties of calculating a definitive value for many sections of the balance sheet as well as the weakness that EVE ignores future events (e.g., growth, etc.). These difficulties, coupled with the nature of our core business, allow the Company to adopt wide limits for this measure.

In order to mitigate the impact of changing interest rates, the Board of Directors has established policies and procedures that include acceptable parameters for the relationship between rate sensitive assets to rate sensitive liabilities as measured by earnings at risk and economic value at risk. The Asset/Liability Committee reviews rate sensitivity measures on a quarterly basis. Material deviations from policy parameters are reported to the Board of Directors and corrective action is initiated and monitored.

Measures of NII at risk produced by simulation analysis are indicators of an institution’s short-term performance in alternative rate environments. These measures are typically based upon a relatively brief period, usually one year. They do not necessarily indicate the long-term prospects or economic value of the institution.

Based upon the simulation analysis performed at December 31, 2017 and 2016, management estimated the following changes in NII, assuming the indicated rate changes:

Change in Rate	2017	2016

400 basis point increase	$(879,000)	$(909,000)
300 basis point increase	(580,000)	(628,000)
200 basis point increase	(348,000)	(398,000)
100 basis point increase	(171,000)	(199,000)
100 basis point decrease	46,000	(106,000)
200 basis point decrease	(115,000)	(292,000)
300 basis point decrease	(174,000)	(475,000)

Liquidity Management

Liquidity describes our ability to meet financial obligations that arise out of the ordinary course of business. Liquidity is primarily needed to meet depositor withdrawal requirements, to fund loans, and to fund our other debts and obligations as they come due in the normal course of business. We maintain our asset liquidity position internally through short-term investments, the maturity distribution of the investment portfolio, loan repayments, and income from earning assets. On the liability side of the balance sheet, liquidity is affected by the timing of maturing liabilities and the ability to generate new deposits or borrowings as needed. The Bank is approved to borrow 75% of eligible pledged single family residential loans and 50% of eligible pledged commercial loans as well as investment securities, or approximately $52.9 million under a secured line of credit with the FHLB. The Bank also has a facility with the Federal Reserve Bank of Richmond (the “Reserve Bank”) under which the Bank can borrow approximately $30.1 million. Finally, the Bank has an $11,000,000 ($2,000,000 unsecured and $9,000,000 secured) overnight federal funds line of credit available from a commercial bank. FHLB advances of $17,000,000 and $9,000,000 were outstanding as of December 31, 2017 and 2016, respectively. There were no borrowings from the Reserve Bank or our commercial bank lender at December 31, 2017 and 2016. Management believes that we have adequate liquidity sources to meet all anticipated liquidity needs over the next 12 months. Management knows of no trend or event which is likely to have a material impact on our ability to maintain liquidity at satisfactory levels.

Information about the various financial obligations, including contractual obligations and commitments that may require future cash payments, to which we are subject is set forth above under the captions “Off-Balance Sheet Transactions” and “Borrowings and Other Contractual Obligations”.

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

Additional information regarding the capital requirements that apply to us can be found in footnote 14 of the consolidated financial statements and notes thereto included in Item 8 of Part II of this annual report.

The following table presents actual and required capital ratios as of December 31, 2017 and 2016, for the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2017 and 2016, based on the phase-in provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

			Minimum		To Be Well
(Dollars in thousands)	Actual		Capital Adequacy		Capitalized
December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$44,039	12.54%	$32,477	9.25%	$35,110	10.00%
Tier 1 capital (to risk-weighted assets)	41,580	11.84%	25,455	7.25%	28,088	8.00%
Common equity tier 1 (to risk-weighted assets)	41,580	11.84%	20,188	5.75%	22,822	6.50%
Tier 1 leverage (to average assets)	41,580	10.31%	16,135	4.00%	20,169	5.00%

December 31, 2016

Total capital (to risk-weighted assets)	$41,385	13.18%	$27,076	8.63%	$31,392	10.00%
Tier 1 capital (to risk-weighted assets)	39,022	12.43%	20,797	6.63%	25,114	8.00%
Common equity tier 1 (to risk-weighted assets)	39,022	12.43%	16,089	5.13%	20,405	6.50%
Tier 1 leverage (to average assets)	39,022	10.39%	15,025	4.00%	18,781	5.00%

The Company intends to fund future growth primarily with cash, federal funds, maturities of investment securities and deposit growth. Management knows of no other trend or event that will have a material impact on capital.

Recent Accounting Pronouncements

Management has the responsibility for the selection and use of appropriate accounting policies. The significant accounting policies used by the Company are described in the notes to the consolidated financial statements.

The following accounting guidance has been approved by the FASB and would apply to the Company if the Company entered into an applicable activity.

In January 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in ASU 2016-01, among other things: (i) requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (ii) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables); and (iii) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost. The amendments within this ASU are effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. The new guidance permits early adoption of the provision that exempts private companies and not-for-profit organizations from having to disclose at fair value information about financial instruments measured at amortized cost. The Company is currently assessing the impact that ASU 2016-01 will have on its financial statements.

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

In March 2017, the FASB issued ASU 2017-08, “Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20) – Premium Amortization on Purchased Callable Debt Securities.” ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. ASU 2017-08 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 and is not expected to have a significant impact on our financial statements.

The accounting policies adopted by management are consistent with authoritative GAAP and are consistent with those followed by our peers.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Bank is a “smaller reporting company” as defined in Exchange Act Rule 12b-2 and, accordingly, is not required to include the information required by this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Farmers and Merchants Bancshares, Inc.
Hampstead, Maryland

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Farmers and Merchants Bancshares, Inc. (the Company) as of December 31, 2017 and 2016, and the related statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company's auditor since 1997.
Baltimore, Maryland
February 28, 2018

8100 Sandpiper Circle, Suite 308, Baltimore, Maryland 21236

443-725-5395 Fax 443-725-5074

Website: www.Rowles.com

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31,	2017	2016

Assets

Cash and due from banks	$6,235,186	$12,334,358
Federal funds sold and other interest-bearing deposits	1,002,199	978,557
Cash and cash equivalents	7,237,385	13,312,915
Certificate of deposit in other bank	100,000	100,000
Securities available for sale	28,433,391	34,385,939
Securities held to maturity	18,204,182	17,987,628
Federal Home Loan Bank stock, at cost	1,063,600	778,300
Mortgage loans held for sale	327,700	884,500
Loans, less allowance for loan losses of $2,458,911 and $2,363,086	332,533,706	295,286,572
Premises and equipment	5,206,271	5,449,678
Accrued interest receivable	1,020,256	956,963
Deferred income taxes	998,032	1,029,019
Other real estate owned	265,500	414,000
Bank owned life insurance	6,891,590	6,721,003
Other assets	622,856	2,524,842
	$402,904,469	$379,831,359

Liabilities and Stockholders' Equity

Deposits
Noninterest-bearing	$64,403,133	$62,791,835
Interest-bearing	255,393,291	239,923,301
Total deposits	319,796,424	302,715,136
Securities sold under repurchase agreements	21,768,507	27,226,159
Federal Home Loan Bank of Atlanta advances	17,000,000	9,000,000
Accrued interest payable	180,620	141,903
Other liabilities	2,359,986	1,735,884
	361,105,537	340,819,082
Stockholders' equity
Common stock, par value $.01 per share, authorized 5,000,000 shares; issued and outstanding 1,667,813 shares in 2017 and 1,656,390 shares in 2016	16,678	16,564
Additional paid-in capital	26,869,796	26,562,919
Retained earnings	15,306,625	12,713,099
Accumulated other comprehensive income	(394,167)	(280,305)
	41,798,932	39,012,277
	$402,904,469	$379,831,359

The accompanying notes are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

Years Ended December 31,	2017	2016

Interest income
Loans, including fees	$15,189,238	$14,024,899
Investment securities - taxable	710,438	762,383
Investment securities - tax exempt	597,919	501,530
Federal funds sold and other interest earning assets	97,208	62,685
Total interest income	16,594,803	15,351,497

Interest expense
Deposits	1,378,308	1,098,987
Securities sold under repurchase agreements	161,914	144,620
Federal Home Loan Bank advances and other borrowings	167,018	102,513
Total interest expense	1,707,240	1,346,120
Net interest income	14,887,563	14,005,377

Provision for loan losses	410,000	-

Net interest income after provision for loan losses	14,477,563	14,005,377

Noninterest income
Service charges on deposit accounts	700,791	758,075
Mortgage banking income	279,364	471,982
Bank owned life insurance income	170,588	179,622
Gain (loss) on sale and write down of other real estate owned	(148,500)	(57,065)
Gain on sale of loans	223,251	-
Other fees and commissions	111,600	112,583
Total noninterest income	1,337,094	1,465,197

Noninterest expense
Salaries	4,931,432	4,661,703
Employee benefits	1,289,263	1,217,508
Occupancy	684,173	649,055
Furniture and equipment	644,576	649,865
Other	2,473,658	2,356,494
Total noninterest expense	10,023,102	9,534,625

Income before income taxes	5,791,555	5,935,949
Income taxes	2,002,314	2,026,820
Net income	$3,789,241	$3,909,129

Earnings per share - basic and diluted	$2.28	$2.37

The accompanying notes are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Years Ended December 31,	2017	2016

Net income	$3,789,241	$3,909,129

Other comprehensive income (loss), net of income taxes:

Securities available for sale
Net unrealized loss arising during the period	(81,019)	(294,248)
Income tax benefit	31,958	116,066
Total other comprehensive loss	(49,061)	(178,182)

Total comprehensive income	$3,740,180	$3,730,947

The accompanying notes are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

			Additional		Accumulated other	Total
	Common stock		paid-in	Retained	comprehensive	stockholders'
	Shares	Par value	capital	earnings	income	equity

Balance, December 31, 2015	1,647,541	$16,475,415	$9,889,659	$9,960,410	$(102,123)	$36,223,361

Net income	-	-	-	3,909,129	-	3,909,129
Unrealized loss on securities available for sale net of income tax benefit of $116,066	-	-	-	-	(178,182)	(178,182)
Par value change as a result of the holding company formation	-	(16,547,340)	16,547,340	-	-	-
Cash dividends, $0.70 per share	-	-	-	(1,156,440)	-	(1,156,440)
Dividends reinvested	8,849	88,489	125,920	-	-	214,409

Balance, December 31, 2016	1,656,390	16,564	26,562,919	12,713,099	(280,305)	39,012,277

Net income	-	-	-	3,789,241	-	3,789,241
Unrealized loss on securities available for sale net of income tax benefit of $31,958	-	-	-	-	(49,061)	(49,061)
Reclassification due to adoption of ASU No. 2018-02	-	-	-	64,801	(64,801)	-
Cash dividends, $0.76 per share	-	-	-	(1,260,516)	-	(1,260,516)
Dividends reinvested	11,423	114	306,877	-	-	306,991
Balance, December 31, 2017	1,667,813	$16,678	$26,869,796	$15,306,625	$(394,167)	$41,798,932

The accompanying notes are an integral part of these consolidated financial statements

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31,	2017	2016

Cash flows from operating activities
Interest received	$16,646,808	$15,284,615
Fees and commissions received	1,316,507	1,285,575
Interest paid	(1,668,523)	(1,342,185)
Proceeds from sale of mortgage loans held for sale	13,063,992	22,360,618
Origination of mortgage loans held for sale	(12,507,192)	(23,245,118)
Cash paid to suppliers and employees	(7,773,163)	(9,441,840)
Income taxes paid	(1,170,196)	(2,462,983)
Cash provided by operating activities	7,908,233	2,438,682

Cash flows from investing activities
Proceeds from maturity and call of securities
Available for sale	6,854,680	8,101,190
Held to maturity	1,612,309	3,306,926
Proceeds from sale of securities
Available for sale	-	298,379
Purchase of securities
Available for sale	(1,132,224)	(19,590,432)
Held to maturity	(1,805,924)	(4,692,897)
Loans made to customers, net of principal collected	(37,783,172)	(27,083,940)
Redemption (purchase) of stock in FHLB of Atlanta	(285,300)	(20,200)
Purchases of premises, equipment and software	(114,243)	(181,540)
Cash used by investing activities	(32,653,874)	(39,862,514)

Cash flows from financing activities
Net increase (decrease) in
Noninterest-bearing deposits	1,611,298	4,747,893
Interest-bearing deposits	15,469,990	22,002,506
Securities sold under repurchase agreements	(5,457,652)	6,735,540
Federal Home Loan Bank of Atlanta advances	8,000,000	(2,000,000)
Dividends paid, net of reinvestments	(953,525)	(942,031)
Cash provided by financing activities	18,670,111	30,543,908

Net increase (decrease) in cash and cash equivalents	(6,075,530)	(6,879,924)

Cash and cash equivalents at beginning of period	13,312,915	20,192,839
Cash and cash equivalents at end of period	$7,237,385	$13,312,915

The accompanying notes are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31,	2017	2016

Reconciliation of net income to net cash provided by operating activities
Net income	$3,789,241	$3,909,129
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	419,281	448,895
Provision for loan losses	410,000	-
Write down of other real estate owned	148,500	58,500
Write down of other assets	1,500	-
Mutual fund dividend	(10,740)	(7,612)
Decrease (increase) in mortgage loans held for sale	556,800	(884,500)
Deferred income taxes	(347,446)	307,153
Revaluation of deferred tax asset due to change in corporate income tax rate	410,391	-
Amortization of premiums and accretion of discounts, net	136,874	165,281
Increase (decrease) in
Deferred loan fees	126,038	46,770
Accrued interest payable	38,717	3,935
Other liabilities	624,102	242,573
Decrease (increase) in
Accrued interest receivable	(63,293)	(106,040)
Bank owned life insurance cash surrender value	(170,587)	(179,622)
Other assets	1,838,855	(1,565,780)
Cash provided by operating activities	$7,908,233	$2,438,682

The accompanying notes are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

The accounting and reporting policies reflected in the financial statements conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Management makes estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosures of commitments and contingent liabilities at the balance sheet date, and revenues and expenses during the year. These estimates and assumptions may affect the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

Principles of consolidation

The consolidated financial statements include the accounts of Farmers and Merchants Bancshares, Inc. and its wholly owned subsidiaries, Farmers and Merchants Bank (the “Bank”), and Series Protected Cell FCB-4 (the “Insurance Subsidiary”), and one subsidiary of the Bank, Reliable Community Financial Services, Inc. (collectively the “Company”, “we”, “us”, or “our”). The Insurance Subsidiary is a series investment, 100% owned by the Company, in First Community Bankers Insurance Co., LLC, a Tennessee “series” limited liability company and licensed property and casualty insurance company. Intercompany balances and transactions have been eliminated. Farmers and Merchants Bancshares, Inc. was formed effective November 1, 2016 and the Insurance Subsidiary was formed effective November 7, 2016. Results prior to November 1, 2016 are solely attributable to Farmers and Merchants Bank and its subsidiary Reliable Community Financial Services, Inc.

Business

Farmers and Merchants Bank provides banking services to individuals and businesses located in Baltimore County, Maryland, Carroll County, Maryland and surrounding areas of northern Maryland. The Insurance Subsidiary is a captive insurance entity that provides insurance coverage for Farmers and Merchants Bank. Reliable Community Financial Services, Inc. can provide a wide range of investment and insurance products to its customers.

Reclassifications

Certain reclassifications have been made to the 2016 financial statements to conform to the current year presentation. These reclassifications had no effect on net income.

Cash and cash equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, money market funds, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

Comprehensive income

Comprehensive income includes net income and the unrealized gains or losses on investment securities available for sale, net of income taxes.

Investment securities

As securities are purchased, management determines if the securities should be classified as held to maturity or available for sale. Securities which management has the intent and ability to hold to maturity are recorded at amortized cost, which is cost adjusted for amortization of premiums and accretion of discounts to maturity. Securities held to meet liquidity needs or which may be sold before maturity are classified as available for sale and carried at fair value with unrealized gains and losses included in stockholders’ equity on an after-tax basis. Gains and losses on disposal are determined using the specific-identification method. The Company amortizes premiums and accretes discounts using the interest method.

Federal Home Loan Bank stock

As a member of the Federal Home Loan Bank, the Bank is required to purchase stock based on its total assets. Additional stock is purchased and redeemed based on the outstanding Federal Home Loan Bank advances to the Bank. The stock is recorded at cost on the balance sheet.

Loans and allowance for loan losses

Loans are stated at the current amount of unpaid principal, adjusted for deferred origination costs, deferred origination fees, and the allowance for loan losses. Interest on loans is accrued based on the principal amounts outstanding. Origination fees and costs are amortized to income over the terms of loans.

Past due status is based on the contractual terms of the loan. Management may make an exception to reporting a loan as past due, if the past due status is solely due to the loan being past maturity, the Company intends to extend the loan, and the borrower is making principal and interest payments in accordance with the terms of the matured note. The accrual of interest is discontinued when any portion of the principal or interest is 90 days past due and collateral is insufficient to discharge the debt in full. If collection of principal is evaluated as doubtful, all payments are applied to principal. Loans are considered impaired when, based on current information, management considers it unlikely that the collection of principal and interest payments will be made according to contractual terms. Generally, loans are not reviewed for impairment until the accrual of interest has been discontinued or the loans are included on the watch list.

The allowance for loan losses represents an amount which, in management’s judgment, will be adequate to absorb probable losses on existing loans and other extensions of credit that may become uncollectible. The Company’s allowance for loan losses consists of three elements: (i) specific valuation allowances determined based on probable losses on impaired loans; (ii) historical valuation allowances determined based on historical loan loss experience for impaired loans with similar characteristics; and (iii) adjustments to the historical valuation allowances based on general economic conditions and other qualitative risk factors both internal and external to the Company.

The allowances established for probable losses on impaired loans are based on a regular analysis and evaluation of problem loans. Management maintains a watch list of problem loans. Loans are classified based on an internal credit risk grading process that evaluates, among other things: (i) the obligor’s ability to repay; (ii) the underlying collateral, if any; (iii) the economic environment; and (iv) for commercial borrowers, the industry in which the borrower operates. Specific valuation allowances are determined when the collateral value, if the loan is collateral dependent, or the discounted cash flows of the impaired loan is lower than the carrying value.

Historical valuation allowances are calculated based on the historical loss experience of specific types of loans. The Company calculates historical loss ratios for pools of similar loans with similar characteristics based on the proportion of actual charge-offs experienced to the total population of loans in the pool over the prior eight to twenty quarters. As of December 31, 2017 and 2016, management used a twenty quarter period for the historical loss ratio. The historical loss ratios are updated quarterly based on actual charge-off experience. A historical valuation allowance is established for each pool of similar loans based upon the product of the historical loss ratio and the total dollar amount of the loans in the pool.

Adjustments to the historical valuation allowances are based on general economic conditions and other qualitative risk factors both internal and external to the Company. In general, such adjustments are determined by evaluating, among other things: (i) the impact of economic conditions on the portfolio; (ii) changes in asset quality, including delinquency trends; (iii) the impact of changing interest rates on portfolio risk; (iv) changes in legislative and regulatory policy; (v) the composition and concentrations of credit; and (vi) the effectiveness of the internal loan review function as well as changes to policies and experience of loan personnel. Management evaluates these qualitative factors on a quarterly basis. Each factor could result in an adjustment that is positive, negative, or no impact.

Loan losses are charged to the allowance when management believes that collection is unlikely. Collections of loans previously charged off are added to the allowance at the time of recovery.

Mortgage loans held for sale and mortgage banking income

Mortgage loans held for sale are carried at the lower of aggregate cost or fair value based on the current fair value of each outstanding loan. Sales of loans are recorded when the proceeds are received, with any gain or loss recorded in mortgage banking income.

The Company sells its mortgage loans to third party investors servicing released. Upon sale and delivery, loans are legally isolated from the Company and the Company has no ability to restrict or constrain the ability of third party investors to pledge or exchange the mortgage loans. The Company does not have the entitlement or ability to repurchase the mortgage loans or unilaterally cause third party investors to put the mortgage loans back to the Company.

Premises and equipment

Premises and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation on buildings and equipment is computed over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are amortized using the straight-line method over the term of the lease or the estimated useful lives of the asset, whichever is shorter.

Other real estate owned

Real estate acquired through foreclosure or by deed in lieu of foreclosure is recorded at the lower of cost or fair value less estimated costs to sell on the date acquired. Losses incurred at the time of acquisition of the property are charged to the allowance for loan losses. Subsequent reductions in the estimated value of the property are included with any gains or losses on sale in noninterest income.

Income taxes

The provision for income taxes includes income taxes payable for the current year and deferred income taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement bases and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Per share data

Earnings per share are determined by dividing net income by the weighted average number of shares of common stock outstanding, giving retroactive effect to any stock dividends. Weighted average shares were 1,658,384 and 1,652,014 for 2017 and 2016, respectively. There are no potentially dilutive shares outstanding.

Subsequent events

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of December 31, 2017 for items that should potentially be recognized or disclosed in these financial statements as prescribed by ASC Topic 855, Subsequent Events.

2.	Cash and Equivalents

The Company normally carries balances with other banks that exceed the federally insured limit.  The average balance carried in excess of the limit, including unsecured federal funds sold to the same banks, was $5,991,573 and $6,542,956 during the years ended December 31, 2017 and 2016, respectively.

Deposits held in noninterest-bearing transaction accounts are aggregated with any interest-bearing deposits the owner may hold in the same category. The combined total is insured up to $250,000.

Banks are required to carry noninterest-bearing cash reserves of specified percentages of deposit balances. The Company’s normal balances of cash on hand and on deposit with other banks are sufficient to satisfy the reserve requirements.

3.	Investment Securities

Investment securities are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
December 31, 2017	cost	gains	losses	value

Available for sale

State and municipal	$1,510,848	$38,494	$10,135	$1,539,207
Mutual fund	518,352	-	14,471	503,881
SBA pools	3,212,771	75	13,000	3,199,846
Mortgage-backed securities	23,735,332	8,787	553,662	23,190,457
	$28,977,303	$47,356	$591,268	$28,433,391

Held to maturity

State and municipal	$18,204,182	$225,349	$121,904	$18,307,627

December 31, 2016

Available for sale

State and municipal	$1,515,863	$62,512	$12,048	$1,566,327
Mutual fund	507,612	-	15,369	492,243
SBA pools	2,280,415	-	16,581	2,263,834
Mortgage-backed securities	30,544,941	20,139	501,545	30,063,535
	$34,848,831	$82,651	$545,543	$34,385,939

Held to maturity

State and municipal	$17,987,628	$163,239	$317,068	$17,833,799

Contractual maturities, shown below, will differ from actual maturities because borrowers and issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
December 31, 2017	cost	value	cost	value

Within one year	$518,352	$503,881	$165,677	$168,260
Over one to five years	-	-	780,336	794,512
Over five to ten years	1,133,940	1,150,564	1,792,019	1,831,833
Over ten years	376,908	388,643	15,466,150	15,513,022
	2,029,200	2,043,088	18,204,182	18,307,627
Mortgage-backed securities and SBA pools, due in monthly installments	26,948,103	26,390,303	-	-
	$28,977,303	$28,433,391	$18,204,182	$18,307,627

December 31, 2016

Within one year	$507,612	$492,243	$-	$-
Over one to five years	-	-	-	-
Over five to ten years	1,136,919	1,163,288	2,657,130	2,702,121
Over ten years	378,944	403,039	15,330,498	15,131,678
	2,023,475	2,058,570	17,987,628	17,833,799
Mortgage-backed securities and SBA pools, due in monthly installments	32,825,356	32,327,369	-	-
	$34,848,831	$34,385,939	$17,987,628	$17,833,799

Securities with a carrying value of $31,982,381 and $39,818,557 as of December 31, 2017 and 2016, respectively, were pledged as collateral for securities sold under repurchase agreements, municipal deposits, and borrowings.

In 2017, the Company had no security sales. In 2016, the Company realized no gain or loss on the sale of one security with gross proceeds of $298,379.

The following table sets forth the Company’s gross unrealized losses on a continuous basis for investment securities, by category and length of time.

December 31, 2017	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
Description of investments	Fair value	losses	Fair value	losses	Fair value	losses

State and municipal	$812,630	$1,519	$3,444,443	$130,520	$4,257,073	$132,039
Mutual fund	-	-	503,881	14,471	503,881	14,471
SBA pools	551,780	1,903	2,109,832	11,097	2,661,612	13,000
Mortgage-backed securities	2,871,597	41,413	19,571,511	512,249	22,443,108	553,662
Total	$4,236,007	$44,835	$25,629,667	$668,337	$29,865,674	$713,172

December 31, 2016	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
Description of investments	Fair value	losses	Fair value	losses	Fair value	losses

State and municipal	$8,558,230	$329,116	$-	$-	$8,558,230	$329,116
Mutual fund	492,243	15,369	-	-	492,243	15,369
SBA pools	2,263,834	16,581	-	-	2,263,834	16,581
Mortgage-backed securities	26,726,037	473,451	1,353,900	28,094	28,079,937	501,545
Total	$38,040,344	$834,517	$1,353,900	$28,094	$39,394,244	$862,611

Management has the ability and intent to hold securities classified as held to maturity until they mature, at which time the Company should receive full value for the securities. As of December 31, 2017, management did not have the intent to sell any of the securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased as well as other market conditions for each particular security based upon the structure and remaining principal balance. The fair values of the investment securities are expected to recover as the securities approach their maturity dates or repricing dates or if market yields for such investments decline. Based on the these factors, as of December 31, 2017, management believes the unrealized losses detailed in the table above are temporary and, accordingly, none of these unrealized losses have been recognized in the Company’s consolidated statement of income.

4.	Related Party Transactions

Certain executive officers and directors of the Company, including members of their immediate families and companies in which they are significant owners (more than 10%), were indebted to the Company. The loans were made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with borrowers who are not related to the Company. During the years ended December 31, 2017 and 2016, the activity of these loans was as follows:

	2017	2016

Balance, beginning of year	$12,782,233	$13,148,726
Additions	5,921,920	3,987,121
Amounts collected	(3,126,837)	(4,205,038)
Change in related parties	-	(148,576)
Balance, end of year	$15,577,316	$12,782,233

Unused lines of credit to related parties totaled $746,842 and $2,220,128, at December 31, 2017 and 2016, respectively. Letters of credit were issued to directors totaling $6,534 at December 31, 2017 and 2016, respectively.

Deposits at the Company from related parties totaled $18,592,732 and $15,933,380 at December 31, 2017 and 2016, respectively.

Payments to companies controlled by directors totaled $10,278 in 2017 and $2,697 in 2016. The Company occasionally utilizes the services of a real estate firm where another director was a partner, although no compensation was paid in 2017 or 2016.

5.	Loans

Major categories of loans at December 31, 2017 and 2016 are as follows:

	2017	2016

Real estate:
Commercial	$234,026,574	$206,145,076
Construction and land development	18,160,366	14,392,992
Residential	59,241,416	54,710,809
Commercial	23,613,543	22,152,773
Consumer	554,017	725,269
	335,595,916	298,126,919
Less: Allowance for loan losses	2,458,911	2,363,086
Deferred origination fees net of costs	603,299	477,261
	$332,533,706	$295,286,572

The maturity and rate repricing distribution of the loan portfolio as of December 31, 2017 and 2016, is as follows:

	2017	2016

Variable rate, immediately	$55,901,161	$41,628,685
Due within one year	42,042,744	48,381,221
Due over one to five years	136,475,036	126,810,275
Due over five years	101,176,975	81,306,738
	$335,595,916	$298,126,919

Year-end nonaccrual loans, segregated by class of loans, were as follows:

	2017	2016

Real eatate:
Commercial	$2,245,743	$-
Construction and land development	-	752,889
Total	$2,245,743	$752,889

At December 31, 2017, the Company had one nonaccrual commercial real estate loan totaling $2,245,743. The loan was secured by real estate and business assets, and was personally guaranteed. Gross interest income of $82,070 would have been recorded in 2017 if this nonaccrual loan had been current and performing in accordance with the original terms. The Company allocated $127,213 of its allowance for loan losses for this nonaccrual loan. The balance of the nonaccrual loan was net of charge-offs of $275,000 at December 31, 2017.

At December 31, 2016, the Company had two nonaccrual construction and land development loans to one borrower totaling $752,889. The loans were secured by real estate and business assets, and were personally guaranteed. Gross interest income of $38,028 would have been recorded in 2016 if these nonaccrual loans had been current and performing in accordance with the original terms. The Company allocated $16,587 of its allowance for loan losses for these nonaccrual loans. The balance of nonaccrual loans was net of charge-offs of $400,000 at December 31, 2016.

An age analysis of past due loans, segregated by class of loans, as of year-end, is as follows:

			90 Days				Past Due 90
	30 - 59 Days	60 - 89 Days	or More	Total		Total	Days or More
	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing
December 31, 2017
Real estate:
Commercial	$-	$-	$2,245,743	$2,245,743	$231,780,831	$234,026,574	$-
Construction and land development	-	-	-	-	18,160,366	18,160,366	-
Residential	-	-	146,459	146,459	59,094,957	59,241,416	146,459
Commercial	-	-	-	-	23,613,543	23,613,543	-
Consumer	-	-	-	-	554,017	554,017	-
Total	$-	$-	$2,392,202	$2,392,202	$333,203,714	$335,595,916	$146,459

December 31, 2016
Real estate:
Commercial	$-	$-	$-	$-	$206,145,076	$206,145,076	$-
Construction and land development	-	-	752,889	752,889	13,640,103	14,392,992	-
Residential	824,554	-	-	824,554	53,886,255	54,710,809	-
Commercial	48,719	-	-	48,719	22,104,054	22,152,773	-
Consumer	-	-	-	-	725,269	725,269	-
Total	$873,273	$-	$752,889	$1,626,162	$296,500,757	$298,126,919	$-

Year-end impaired loans, segregated by class of loans, are set forth in the following table:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded	Interest
	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
December 31, 2017
Commercial real estate	$5,458,182	$2,937,439	$2,245,743	$5,183,182	$127,213	$3,804,136	$268,652

December 31, 2016
Real estate:
Commercial	$2,455,090	$2,183,509	$241,580	$2,425,089	$7,580	$2,332,568	$125,260
Construction and land development	1,152,889	-	752,889	752,889	16,587	854,851	-
Commercial	164,766	164,766	-	164,766	-	184,201	14,442
	$3,772,745	$2,348,275	$994,469	$3,342,744	$24,167	$3,371,620	$139,702

Impaired loans also include certain loans that have been modified in troubled debt restructurings (“TDRs”) where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance, or other actions. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months.

At December 31, 2017, the Company had three commercial real estate loans totaling $2,937,439 classified as a troubled debt restructuring. Two loans totaling $774,274 were restructured as a trouble debt restructuring during 2017. All are included in impaired loans above. Each loan is paying as agreed. There have been no charge-offs or allowances associated with these three loans.

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

A description of the general characteristics of loans characterized as watch list or classified is as follows:

Pass/Watch

Loans graded as Pass/Watch are secured by generally acceptable assets which reflect above-average risk. The loans warrant closer scrutiny by management than is routine, due to circumstances affecting the borrower, the borrower’s industry, or the overall economic environment. Borrowers may reflect weaknesses such as inconsistent or weak earnings, break even or moderately deficit cash flow, thin liquidity, minimal capacity to increase leverage, or volatile market fundamentals or other industry risks. Such loans are typically secured by acceptable collateral, at or near appropriate margins, with realizable liquidation values.

Special Mention

A special mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the Bank’s credit position at some future date. Special mention loans are not adversely classified and do not expose the Bank to sufficient risk to warrant adverse classification.

Borrowers may exhibit poor liquidity and leverage positions resulting from generally negative cash flow or negative trends in earnings. Access to alternative financing may be limited to finance companies for business borrowers and may be unavailable for commercial real estate borrowers.

Substandard

A substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard loans have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

Borrowers may exhibit recent or unexpected unprofitable operations, an inadequate debt service coverage ratio, or marginal liquidity and capitalization. These loans require more intense supervision by Bank management.

Doubtful

A doubtful loan has all the weaknesses inherent as a substandard loan with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans by credit grade, segregated by loan type, at year-end, are as follows:

		Above			Pass	Special
December 31, 2017	Excellent	average	Average	Acceptable	watch	mention	Substandard	Doubtful	Total

Real estate:
Commercial	$-	$6,115,925	$127,639,361	$79,619,726	$9,041,882	$5,391,589	$3,972,348	$2,245,743	$234,026,574
Construction and land development	-	173,633	9,288,372	4,978,964	3,719,397	-	-	-	18,160,366
Residential	53,948	1,260,128	35,254,016	18,659,174	3,363,570	-	650,580	-	59,241,416
Commercial	1,581,878	121,919	16,225,350	5,545,562	138,834	-	-	-	23,613,543
Consumer	5,210	96,484	351,093	70,171	-	-	2,640	28,419	554,017
	$1,641,036	$7,768,089	$188,758,192	$108,873,597	$16,263,683	$5,391,589	$4,625,568	$2,274,162	$335,595,916

		Above			Pass	Special
December 31, 2016	Excellent	average	Average	Acceptable	watch	mention	Substandard	Doubtful	Total

Real estate:
Commercial	$-	$9,584,756	$147,668,371	$32,474,566	$3,883,813	$8,644,563	$3,889,007	$-	$206,145,076
Construction and land development	-	178,078	10,178,876	2,039,090	-	153,611	1,843,337	-	14,392,992
Residential	110,142	2,811,362	42,715,571	8,059,118	351,182	-	663,434	-	54,710,809
Commercial	1,666,880	77,745	18,469,572	1,228,598	545,212	164,766	-	-	22,152,773
Consumer	42,577	121,306	476,465	51,339	-	-	3,840	29,742	725,269
	$1,819,599	$12,773,247	$219,508,855	$43,852,711	$4,780,207	$8,962,940	$6,399,618	$29,742	$298,126,919

The following table details activity in the allowance for loan losses by portfolio for the years ended December 31, 2017 and 2016. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
December 31, 2017	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,717,749	$419,868	$(275,000)	$4,780	$1,867,397	$127,213	$1,740,184	$5,183,182	$228,843,392
Construction and land development	204,860	65,850	(47,436)	-	223,274	-	223,274	-	18,160,366
Residential	247,437	368	-	148	247,953	-	247,953	-	59,241,416
Commercial	125,260	(41,240)	-	3,333	87,353	-	87,353	-	23,613,543
Consumer	8,826	(1,799)	-	-	7,027	-	7,027	-	554,017
Unallocated	58,954	(33,047)	-	-	25,907	-	25,907	-	-
	$2,363,086	$410,000	$(322,436)	$8,261	$2,458,911	$127,213	$2,331,698	$5,183,182	$330,412,734

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
December 31, 2016	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,718,256	$29,493	$(30,000)	$-	$1,717,749	$7,580	$1,710,169	$2,425,089	$203,719,987
Construction and land development	306,982	97,878	(200,000)	-	204,860	16,587	188,273	752,889	13,640,103
Residential	322,084	(184,773)	-	110,126	247,437	-	247,437	-	54,710,809
Commercial	132,362	93,383	(100,485)	-	125,260	-	125,260	164,766	21,988,007
Consumer	7,900	926	-	-	8,826	-	8,826	-	725,269
Unallocated	95,861	(36,907)	-	-	58,954	-	58,954	-	-
	$2,583,445	$-	$(330,485)	$110,126	$2,363,086	$24,167	$2,338,919	$3,342,744	$294,784,175

Loans with a balance of approximately $64 million were pledged as collateral to the FHLB of Atlanta as of December 31, 2017. Loans with a balance of approximately $41 million were pledged as collateral to the Federal Reserve Bank of Richmond as of December 31, 2017. At December 31, 2017 and 2016, the Company serviced participation loans for others totaling $31.7 and $31.0 million, respectively.

The Company makes loans to customers located primarily in Baltimore County and Carroll County, Maryland and in surrounding areas of northern Maryland. Although the loan portfolio is diversified, many loans are secured by real estate and its performance will be influenced by the economy of the region, including local real estate markets.

6.	Premises and Equipment

A summary of premises and equipment is as follows:

	Useful lives	2017	2016

Land and improvements	-	$1,952,998	$1,952,998
Buildings and improvements	15-39 years	5,659,635	5,659,635
Furniture and equipment	3-10 years	3,604,769	3,490,526
		11,217,402	11,103,159
Accumulated depreciation and amortization		6,011,131	5,653,481
		$5,206,271	$5,449,678

Depreciation and amortization expense		$357,650	$379,795

Software with a net book value of $126,538 and $185,253 as of December 31, 2017 and 2016, respectively, is included in other assets. Amortization expense of $61,631 and $69,100 was recorded in 2017 and 2016, respectively.

7.	Lease Commitments

The Company has an operating lease for the land on which the Hampstead branch is located. The initial term of the lease expired on September 30, 2009 and the lease has been renewed for two five year terms with an expiration date of September 30, 2019. The lease has options to renew for six additional consecutive five-year terms. Effective in July 2012, the Company entered into an operating lease for certain facilities where the Greenmount branch is located. The initial term of the lease was for five years and, effective January 2018, the lease has been renewed for one five-year term with an option to renew for an additional five-year term. The Company has an operating lease for its Atrium branch facility with a term of one year and nine one-year renewals. The lease was renewed in 2017 for another year. The Company entered into an operating lease for the corporate headquarters in September 2015. The lease expires in September 2020 with options to renew for four additional consecutive five year terms.

Future minimum payments under the agreements including those option years for which the Company is reasonably certain to renew are as follows:

Year	Amount

2018	$133,224
2019	137,388
2020	141,680
2021	146,120
2022	150,707
Thereafter	1,067,216
$1,776,335

Rent expense was $130,608 and $128,200 in 2017 and 2016, respectively.

8.	Credit Commitments

Outstanding loan commitments, unused lines of credit, and letters of credit as of December 31, are as follows:

	2017	2016

Loan commitments
Construction and land development	$-	$250,000
Commercial	1,295,000	1,050,000
Commercial real estate	7,478,500	17,134,718
Residential	660,000	3,894,689
	$9,433,500	$22,329,407

Unused lines of credit
Home-equity lines	$3,390,515	$3,345,309
Commercial lines	36,614,548	27,182,226
	$40,005,063	$30,527,535

Letters of credit	$1,827,513	$1,281,848

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

9.	Retirement Plans

The Company has a profit sharing plan qualifying under Section 401(k) of the Internal Revenue Code. All employees age 21 or more with six months of service are eligible for participation in the plan. The Company matches employee contributions up to 4% of total compensation and may make additional discretionary contributions. Employee and employer contributions are 100% vested when made. The Company’s contributions to this plan were $170,142 and $165,224 for 2017 and 2016, respectively.

The Company has entered into agreements with 12 employees to provide certain life insurance benefits payable in connection with policies of life insurance on those employees that are owned by the Company. Each of the agreements provides for the amount of death insurance benefits to be paid to beneficiaries of the insured. For this plan, the Company expensed $5,228 and $4,816 in 2017 and 2016, respectively.

In 2010 and 2015, the Company adopted supplemental executive retirement plans for three of its executives. The plans provide cash compensation to the executive officers under certain circumstances, including a separation of service. The benefits vest over the period from adoption to a specified age for each executive. The Company recorded expenses, including interest, of $255,859 and $240,193 in 2017 and 2016, respectively, for these plans.

Retirement plan expenses are included in employee benefits on the consolidated statements of income.

10.	Interest-Bearing Deposits

Major classifications of interest-bearing deposits are as follows:

	2017	2016

NOW	$43,536,401	$40,090,252
Money market	53,750,747	64,859,044
Savings	43,903,240	40,158,833
Certificates of deposit, $250,000 or more	15,896,054	15,233,383
Other time deposits	98,306,849	79,581,789
	$255,393,291	$239,923,301

As of December 31, 2017, certificates of deposit mature as follows:

Year	Amount

2018	$57,820,534
2019	30,745,897
2020	15,963,309
2021	5,507,825
2022	3,526,876
Thereafter	638,462
$114,202,903

11.	Borrowed Funds

Borrowed funds consist of securities sold under repurchase agreements, which represent overnight or term borrowings from customers, advances from the FHLB of Atlanta, the Federal Reserve Bank of Richmond (the “FRB”), and overnight borrowings from a commercial bank. The government agency securities that are the collateral for these agreements are owned by the Company and maintained in the custody of an unaffiliated agent designated by the Company. Additional information is as follows:

	2017	2016

Amounts outstanding at year-end:
Securities sold under repurchase agreements	$21,768,507	$27,226,159

Federal Home Loan Bank advances are summarized as follows:

Maturity date	Interest Rate	Amount
1/17/2017	0.75%	$-	$1,000,000
4/21/2017	0.71%	-	1,000,000
1/16/2018	1.13%	1,000,000	1,000,000
1/30/2018	1.25%	2,000,000	-
2/12/2018	1.14%	2,000,000	2,000,000
3/15/2018	1.17%	2,000,000	-
5/24/2018	1.26%	2,000,000	-
6/28/2018	1.69%	3,000,000	-
8/13/2018	1.32%	2,000,000	2,000,000
9/23/2019	1.25%	2,000,000	2,000,000
11/22/2019	1.99%	1,000,000	-
	Total	$17,000,000	$9,000,000

Weighted average rate paid at December 31:
Securities sold under repurchase agreements	0.65%	0.63%
Federal Home Loan Bank advances	1.35%	1.11%

Maximum month-end amount outstanding during the year ended December 31:
Securities sold under repurchase agreements	$30,786,064	$32,287,740
Federal Home Loan Bank advances	18,000,000	16,000,000

Average amount outstanding during the year ended December 31:
Securities sold under repurchase agreements	$24,702,931	$25,320,795
Federal Home Loan Bank advances	13,846,575	10,833,333
Borrowings from FRB and commercial banks	78,082	21,861

Average rate paid during the year ended December 31:
Securities sold under repurchase agreements	0.66%	0.64%
Federal Home Loan Bank advances	1.20%	0.94%
Borrowings from FRB and commercial banks	1.64%	0.67%

Investment securities underlying the repurchase agreements at December 31:
Carrying value	$22,363,793	$28,191,745
Estimated fair value	22,484,092	28,165,979

Loans and investment securities pledged to the Federal Home Loan Bank at December 31:
Carrying value - loans	$68,406,154	$69,998,207
Carrying value - investment securities	4,749,970	6,709,360

Loans pledged to the Federal Reserve Bank at December 31:
Carrying value	$40,717,623	$40,954,231

The Company is approved to borrow approximately $52.9 million against eligible pledged single family residential loans, eligible pledged multi-family loans, eligible pledged commercial loans, and eligible securities under a secured line of credit with the FHLB of Atlanta. In addition, the Company has a facility with the FRB whereby the Company can borrow up to $30.1 million. The Company also has available an unsecured federal funds line of credit of $2 million and a secured federal funds line of credit of $9 million from a commercial bank.

12.	Other Noninterest Expenses

Other noninterest expenses include the following:

	2017	2016

Professional services	$452,846	$311,702
Automated teller machine and debit card expenses	285,912	331,368
Advertising	236,564	217,116
Telephone	178,875	185,532
Directors fees	178,796	189,263
Postage, delivery, and armored carrier	172,607	179,344
Stationery, printing, and supplies	170,301	188,070
Internet banking fees	157,962	143,210
Federal Deposit Insurance Corporation premiums	125,943	147,940
Correspondent bank services	84,119	79,278
Travel and conferences	51,509	48,970
Liability insurance	49,332	46,917
Maryland state regulatory assessment	44,897	41,531
Dues and subscriptions	39,574	39,752
Remote deposit expenses	30,895	29,722
Insurance claims	27,413	-
Other real estate owned	24,441	15,252
Credit reports	23,450	25,276
Contributions	23,439	23,160
Education and training	21,932	15,669
Other	92,851	97,422
	$2,473,658	$2,356,494

13.	Income Taxes

The components of income tax expense are as follows:

	2017	2016
Current
Federal	$1,532,959	$1,353,410
State	406,410	364,394
	1,939,369	1,717,804
Revaluation of deferred tax asset due to change in corporate tax rate	410,391	-
Deferred	(347,446)	309,016
	$2,002,314	$2,026,820

The Tax Cuts and Jobs Act will reduce the Company’s federal corporate income tax rate from 34% to 21% beginning in 2018. Because the legislation was passed in 2017, the Company was required to revalue its net deferred tax asset in 2017 using the 21% rate resulting in additional income tax expense in 2017. The Company recorded net income tax expense of $410,391 related to this revaluation. Of this amount, $64,801 of expense was attributable to the Company’s net deferred tax asset for unrealized losses on available for sale securities. In addition to adjusting the deferred tax asset for this item, the Company recorded an adjustment to accumulated other comprehensive income with a transfer to retained earnings.

The components of the deferred tax expense are as follows:

	2017	2016
Depreciation	$(62,449)	$(46,226)
Provision for loan losses	(132,991)	96,206
Other real estate owned allowance for loss	(58,576)	(23,075)
Nonaccrual interest	(3,633)	(15,000)
Prepaid captive insurance premium	13,781	393,735
Write-down of equity securities	(592)	-
Post-retirement benefits	(102,986)	(96,624)
	$(347,446)	$309,016

The components of the net deferred tax asset are as follows:

Deferred tax assets
Allowance for loan losses	$627,127	$765,966
Other real estate owned allowance for loss	213,123	246,925
Write-down of equity securities	4,265	5,522
Nonaccrual interest	22,804	29,055
Post-retirement benefits	434,891	520,410
Unrealized loss on securities available for sale	149,671	182,588
	1,451,881	1,750,466
Deferred tax liabilities
Prepaid captive insurance premium	282,990	391,872
Depreciation	170,859	329,575
	453,849	721,447
Net deferred tax asset	$998,032	$1,029,019

The differences between the federal income tax rate of 34% and the effective tax rate for the Company are reconciled as follows:

Statutory federal income tax rate	34.0%	34.0%
Increase (decrease) resulting from:
Federal tax-exempt income	(10.8)	(4.9)
State income taxes, net of federal income tax benefit	3.9	4.9
Nondeductible expenses	0.1	0.1
Revaluation of deferred tax asset due to change in corporate tax rate	7.1	-
Other	0.3	-
	34.6%	34.1%

Included in Federal tax-exempt income is the insurance premium revenue of the Insurance Subsidiary.

The Company does not have material uncertain tax positions and did not recognize any adjustments for unrecognized tax benefits. The Company remains subject to examination of income tax returns for the years ending after December 31, 2013.

14.	Capital Standards

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

Under the revised prompt corrective action requirements, as of January 1, 2015, insured depository institutions are required to meet the following in order to qualify as “well capitalized:” (1) a common equity Tier 1 risk-based capital ratio of 6.5%; (2) a Tier 1 risk-based capital ratio of 8%; (3) a total risk-based capital ratio of 10%; and (4) a Tier 1 leverage ratio of 5%. Management believes that, as of December 31, 2017, the Bank met all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were fully in effect.

The implementation of the capital conservation buffer began on January 1, 2016, at the 0.625% level and will be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and does not have current applicability to the Bank. Management believes that, as of December 31, 2017, the Bank met all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.

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

The following table presents actual and required capital ratios as of December 31, 2017 and 2016, for the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2017 and 2016, based on the phase-in provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

As of December 31, 2017, the most recent notification from the FDIC has categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain ratios as set forth in the table. There have been no conditions or events since that notification that management believes have changed the Bank’s category.

The FDIC, through formal or informal agreement, has the authority to require an institution to maintain higher capital ratios than those provided by statute, to be categorized as well capitalized under the regulatory framework for prompt corrective action.

			Minimum		To Be Well
(Dollars in thousands)	Actual		Capital Adequacy		Capitalized
December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$44,039	12.54%	$32,477	9.25%	$35,110	10.00%
Tier 1 capital (to risk-weighted assets)	41,580	11.84%	25,455	7.25%	28,088	8.00%
Common equity tier 1 (to risk-weighted assets)	41,580	11.84%	20,188	5.75%	22,822	6.50%
Tier 1 leverage (to average assets)	41,580	10.31%	16,135	4.00%	20,169	5.00%

			Minimum		To Be Well
(Dollars in thousands)	Actual		Capital Adequacy		Capitalized
December 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$41,385	13.18%	$27,076	8.63%	$31,392	10.00%
Tier 1 capital (to risk-weighted assets)	39,022	12.43%	20,797	6.63%	25,114	8.00%
Common equity tier 1 (to risk- weighted assets)	39,022	12.43%	16,089	5.13%	20,405	6.50%
Tier 1 leverage (to average assets)	39,022	10.39%	15,025	4.00%	18,781	5.00%

15.	Fair Value

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

The following table summarizes financial assets measured at fair value on a recurring and nonrecurring basis as of December 31, 2017 and 2016, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Carrying Value:
	Level 1	Level 2	Level 3	Total
December 31, 2017
Recurring
Available for sale securities
State and municipal	$-	$1,539,207	$-	$1,539,207
Mutual Fund	503,881	-	-	503,881
SBA pools	-	3,199,846	-	3,199,846
Mortgage-backed securities	-	23,190,457	-	23,190,457
	$503,881	$27,929,510	$-	$28,433,391
Nonrecurring
Other real estate owned	$-	$-	$265,500	$265,500
Impaired loans	-	-	5,055,969	5,055,969

December 31, 2016
Recurring
Available for sale securities
State and municipal	$-	$1,566,327	$-	$1,566,327
Mutual Fund	492,243	-	-	492,243
SBA pools	-	2,263,834	-	2,263,834
Mortgage-backed securities	-	30,063,535	-	30,063,535
	$492,243	$33,893,696	$-	$34,385,939
Nonrecurring
Other real estate owned	$-	$-	$414,000	$414,000
Impaired loans	-	-	3,318,577	3,318,577

Reconciliation of Level 3 Inputs
	Other Real	Impaired
	Estate Owned	Loans

December 31, 2016 balance	$414,000	$3,318,577
Additions	-	3,242,425
Advances	-	1,382,256
Write-downs	(148,500)	(322,436)
Loan loss provision	-	(103,046)
Principal payments received	-	(2,461,807)
December 31, 2017 balance	$265,500	$5,055,969

The estimated fair value of financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of the valuation inputs were as follows:

	December 31, 2017		December 31, 2016
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets
Level 1 inputs
Cash and cash equivalents	$7,237,385	$7,237,385	$13,312,915	$13,312,915
Level 2 inputs
Securities held to maturity	18,204,182	18,307,627	17,987,628	17,833,799
Mortgage loans held for sale	327,700	332,558	884,500	902,061
Federal Home Loan Bank stock	1,063,600	1,063,600	778,300	778,300
Level 3 inputs
Loans, net	332,533,706	332,689,848	295,286,572	297,982,000

Financial liabilities
Level 1 inputs
Noninterest-bearing deposits	$64,403,133	$64,403,133	$62,791,835	$62,791,835
Securities sold under repurchase agreements	21,768,507	21,768,507	27,226,159	27,226,159
Level 2 inputs
Interest-bearing deposits	255,393,291	244,403,291	239,923,301	230,394,000
Federal Home Loan Bank advances	17,000,000	16,957,000	9,000,000	8,975,000

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

16.	Parent Company Financial Information

The condensed financial statements for the Company (parent only) are presented below:

Balance Sheets

December 31,	2017	2016

Assets

Cash and cash equivalents	$48,384	$52,086
Investment in subsidiaries	41,743,068	38,952,711
Other assets	7,480	7,480
	$41,798,932	$39,012,277

Liabilities and Stockholders' Equity

Stockholders' equity
Common stock, par value $.01 per share, authorized 5,000,000 shares; issued and outstanding 1,667,813 shares in 2017 and 1,656,390 shares in 2016	16,678	16,564
Additional paid-in capital	26,869,796	26,562,919
Retained earnings	15,306,625	12,713,099
Accumulated other comprehensive income	(394,167)	(280,305)
	41,798,932	39,012,277
	$41,798,932	$39,012,277

Statements of Income

Years Ended December 31,	2017	2016

Income
Cash dividends from subsidiary	$1,250,278	$696,301
Total income	1,250,278	696,301

Noninterest expense	455	22,000

Income before before income taxes and equity in undistributed income of subsidiaries	1,249,823	674,301
Income taxes (benefit)	-	(7,480)
Income before before equity in undistributed income of subsidiaries	1,249,823	681,781
Equity in undistributed income of subsidiaries	2,539,418	3,227,348
	$3,789,241	$3,909,129

Statements of Cash Flows

Years Ended December 31,	2017	2016

Cash flows from operating activities
Net Income	$3,789,241	$3,909,129
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(2,539,418)	(3,227,348)
Other	-	(7,480)
Cash provided by operating activities	1,249,823	674,301

Cash flows from investing activities
Contibution of capital to subsdiaries	(300,000)	(25,675)
Cash used by investing activities	(300,000)	(25,675)

Cash flows from financing activities
Dividends paid, net of reinvestments	(953,525)	(596,540)
Cash provided by financing activities	(953,525)	(596,540)

Net increase (decrease) in cash and cash equivalents	(3,702)	52,086

Cash and cash equivalents at beginning of period	52,086	-
Cash and cash equivalents at end of period	$48,384	$52,086

17.	Quarterly Results of Operations

	Three Months Ended
	Unaudited
2017	December 31	September 30	June 30	March 31

Interest income	$4,264,414	$4,232,017	$4,121,760	$3,976,612
Interest expense	466,104	442,805	412,618	385,713
Net interest income	3,798,310	3,789,212	3,709,142	3,590,899
Provision for loan losses	60,000	225,000	75,000	50,000
Net income	656,339	1,014,456	1,134,889	983,557
Earnings per share - basic and diluted	$0.39	$0.61	$0.69	$0.59

2016	December 31	September 30	June 30	March 31

Interest income	$3,992,191	$3,856,566	$3,731,160	$3,771,580
Interest expense	368,885	340,099	322,540	314,596
Net interest income	3,623,306	3,516,467	3,408,620	3,456,984
Provision for loan losses	-	-	-	-
Net income	1,016,101	1,040,372	916,188	936,468
Earnings per share - basic and diluted	$0.61	$0.63	$0.56	$0.57

18.	Litigation

In the ordinary course of its business, the Company is periodically party to various legal actions normally associated with a financial institution. Management does not believe that any of these normal course proceedings are likely to have a material adverse effect on the financial condition or liquidity of the Company.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act with the SEC, such as this annual report, is recorded, processed, summarized and reported within the time periods specified in those rules and forms, and that such information is accumulated and communicated to the Company’s management, including the principal executive officer (“PEO”) and the principal accounting officer (“PAO”), as appropriate, to allow for timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

An evaluation of the effectiveness of these disclosure controls as of December 31, 2017 was carried out under the supervision and with the participation of the Company’s management, including the PEO and the PAO. Based on that evaluation, the Company’s management, including the PEO and the PAO, has concluded that the Company’s disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the fourth quarter of 2017, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has performed an evaluation and testing of the Company’s internal control over financial reporting as of December 31, 2017. Management’s report on the Company’s internal control over financial reporting is included on the following page. The Company’s is a “smaller reporting company” as defined by Rule 12b-2 under the Exchange Act and, accordingly, its independent registered public accounting firm is not required to attest to the foregoing management report.

Management’s Report on Internal Control Over Financial Reporting

Management of Farmers and Merchants Bank (the “Bank”) is responsible for the preparation, integrity and fair presentation of the consolidated financial statements included in this annual report. The Bank’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, as such, include some amounts that are based on the best estimates and judgments of management.

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, reports on internal control over financial reporting issued by management of “smaller reporting companies”, as defined by Exchange Act Rule 12b-2, are exempt from the auditor attestation requirements imposed by Section 404(b) of the Sarbanes-Oxley Act of 2002. The Bank is a smaller reporting company. Accordingly, this annual report on Form 10-K does not include an attestation report of the Bank’s registered public accounting firm regarding internal control over financial reporting.

The Bank’s management is responsible for establishing and maintaining adequate internal control over financial reporting. This internal control system is designed to provide reasonable assurance to management and the Board of Directors regarding the reliability of the Bank’s financial reporting and the preparation and presentation of financial statements for external reporting purposes in conformity with accounting principles generally accepted in the United States of America, as well as to safeguard assets from unauthorized use or disposition. The system of internal control over financial reporting is evaluated for effectiveness by management and tested for reliability through a program of internal audit with actions taken to correct potential deficiencies as they are identified. Because of inherent limitations in any internal control system, no matter how well designed, misstatement due to error or fraud may occur and not be detected, including the possibility of the circumvention or overriding of controls. Accordingly, even an effective internal control system can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, internal control effectiveness may vary over time.

Management assessed the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2017 based upon criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment and on the foregoing criteria, management has concluded that, as of December 31, 2017, the Bank’s internal control over financial reporting is effective.

March 28, 2018

/s/James R. Bosley, Jr.	/s/Mark C. Krebs
James R. Bosley, Jr.	Mark C. Krebs
President	Executive Vice President,
Chief Financial Officer

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company has adopted a Code of Ethics applicable to its principal executive officer, principal financial officer, principal accounting officer, or controller, or persons performing similar functions. This Code of Ethics is applicable to all directors and employees. A copy of this Codes of Ethics is available free of charge upon request to Mark C. Krebs, Executive Vice President/Chief Financial Officer, Farmers and Merchants Bancshares, Inc., 25 Westminster Pike, Reisterstown, Maryland 21136. A copy is also available on the Company’s website at www.fmb1919.com in the “Investor Relations” tab under “Corporate Overview”.

All other information required by this item is incorporated herein by reference to the following sections of the Company’s definitive proxy statement for the 2018 annual meeting of stockholders that was filed with the SEC pursuant to Regulation 14A (the “2018 Proxy Statement”):

•	Election of Directors (Proposal 1);
•	Continuing Directors;
•	Qualifications of Director Nominees and Current Directors;
•	Executive Officers;
•	Section 16(a) Beneficial Ownership and Reporting Compliance; and
•	Corporate Governance Matters (under “Audit Committee”).

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the sections of the 2018 Proxy Statement entitled “Director Compensation” and “Executive Compensation”.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company has not adopted or implemented any equity compensation plans or arrangements.

All other information required by this item is incorporated herein by reference to the section of the 2018 Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management”.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the following sections of the 2018 Proxy Statement entitled “Certain Relationships and Related Transactions” and “Corporate Governance Matters” (under “Director Independence”).

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section of the 2018 Proxy Statement entitled “Audit Fees and Services”.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1), (2) and (c) Financial Statements.

(a)(3) and (b) Exhibits.

The exhibits filed or furnished with this annual report are listed in the following Exhibit Index:

Exhibit	Description

2.1	Plan of Reorganization and Share Exchange, dated as of August 15, 2016, by and between Farmers and Merchants Bancshares, Inc. and Farmers and Merchants Bank (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form 10)

3.1(i)	Articles of Incorporation (incorporated by reference to Exhibit 3.1(i) to the Company’s Registration Statement on Form 10)

3.1(ii)	Articles of Share Exchange, dated as of October 20, 2016, by and between Farmers and Merchants Bancshares, Inc. and Farmers and Merchants Bank (incorporated by reference to Exhibit 3.1(ii) to the Company’s Registration Statement on Form 10)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10)

10.1	Supplemental Executive Retirement Agreement, dated as of December 30, 2010, between Farmers and Merchants Bank and James R. Bosley, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10)

10.2	First Amendment to Supplemental Executive Retirement Agreement, dated as of February 22, 2011, between Farmers and Merchants Bank and James R. Bosley, Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10)

10.3	Supplemental Executive Retirement Agreement, dated as of December 30, 2010, between Farmers and Merchants Bank and Christopher T. Oswald (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10)

10.4	First Amendment to Supplemental Executive Retirement Agreement, dated as of February 22, 2011, between Farmers and Merchants Bank and Christopher T. Oswald (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10)

10.5	Performance Driven Retirement Plan Agreement, dated as of November 17, 2015, between Farmers and Merchants Bank and Mark Krebs (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10)

21	Subsidiaries (filed herewith)

31.1	Certifications of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certifications of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FARMERS AND MERCHANTS BANCSHARES, INC.

Dated: March 28, 2018	By:	/s/ James R. Bosley, Jr.
James R. Bosley, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ James R. Bosley, Jr.	/s/ Roger D. Cassell
James R. Bosley, Jr., Director, President	Roger D. Cassell, Director
and Chief Executive Officer	March 28, 2018
(Principal Executive Officer)
March 28, 2018

/s/ Steven W. Eline	/s/ Edward A. Halle, Jr.
Steven W. Eline, Director	Edward A. Halle, Jr., Director
March 28, 2018	March 28, 2018

/s/ Ronald W. Hux	/s/ Mark C. Krebs
Ronald W. Hux, Director	Mark C. Krebs, Treasurer and Chief Financial Officer
March 28, 2018	(Principal Accounting Officer)
March 28, 2018

/s/ T. Edward Lippy	/s/ J. Lawrence Mekulski
T. Edward Lippy, Director	J. Lawrence Mekulski, Director
March 28, 2018	March 28, 2018

/s/ Bruce L. Schindler	/s/ John J. Schuster
Bruce L. Schindler, Director	John J. Schuster, Director
March 28, 2018	March 28, 2018

/s/ Teresa L. Smack	/s/ Paul F. Wooden, Jr.
Teresa L. Smack, Director	Paul F. Wooden, Jr., Director
March 28, 2018	March 28, 2018

/s/ Louna S. Primm
Louna S. Primm, Director
March 28, 2018

