Form 10-Q
period 2018-03-31
Farmers & Merchants Bancshares, Inc.
filed 2018-05-14
CIK 1698022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2018

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

(410) 374-1510

(Registrant’s telephone number, including area code)

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

Yes   ☐   No   ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,667,863 as of May 10, 2018.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31,	December 31,
	2018	2017
	(Unaudited)
Assets

Cash and due from banks	$11,812,127	$6,235,186
Federal funds sold and other interest-bearing deposits	795,257	1,002,199
Cash and cash equivalents	12,607,384	7,237,385
Certificates of deposit in other bank	342,000	100,000
Securities available for sale	26,210,176	27,929,510
Securities held to maturity	18,209,647	18,204,182
Equity security at fair value	507,560	503,881
Federal Home Loan Bank stock, at cost	979,600	1,063,600
Mortgage loans held for sale	300,000	327,700
Loans, less allowance for loan losses of $2,501,955 and $2,458,911	337,119,741	332,533,706
Premises and equipment	5,141,568	5,206,271
Accrued interest receivable	1,027,198	1,020,256
Deferred income taxes	1,083,876	998,032
Other real estate owned	265,500	265,500
Bank owned life insurance	6,931,495	6,891,590
Other assets	611,813	622,856
	$411,337,558	$402,904,469

Liabilities and Stockholders' Equity

Deposits
Noninterest-bearing	$59,185,184	$64,403,133
Interest-bearing	274,613,264	255,393,291
Total deposits	333,798,448	319,796,424
Securities sold under repurchase agreements	19,604,308	21,768,507
Federal Home Loan Bank of Atlanta advances	12,500,000	17,000,000
Accrued interest payable	228,686	180,620
Other liabilities	2,509,634	2,359,986
	368,641,076	361,105,537
Stockholders' equity
Common stock, par value $.01 per share, authorized 5,000,000 shares; issued and outstanding 1,667,863 in 2018 and 1,667,813 shares in 2017	16,679	16,678
Additional paid-in capital	26,871,345	26,869,796
Retained earnings	16,418,327	15,306,625
Accumulated other comprehensive income	(609,869)	(394,167)
	42,696,482	41,798,932
	$411,337,558	$402,904,469

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

Three Months Ended March 31,	2018	2017

Interest income
Loans, including fees	$3,933,155	$3,616,168
Investment securities - taxable	154,860	195,745
Investment securities - tax exempt	142,763	147,254
Federal funds sold and other interest earning assets	26,968	17,445
Total interest income	4,257,746	3,976,612

Interest expense
Deposits	438,410	310,805
Securities sold under repurchase agreements	34,389	46,515
Federal Home Loan Bank advances and other borrowings	62,962	28,393
Total interest expense	535,761	385,713
Net interest income	3,721,985	3,590,899

Provision for loan losses	50,000	50,000

Net interest income after provision for loan losses	3,671,985	3,540,899

Noninterest income
Service charges on deposit accounts	161,840	176,890
Mortgage banking income	54,193	57,781
Bank owned life insurance income	39,905	42,916
Gain on sale of loans	60,508	-
Other fees and commissions	23,834	25,457
Total noninterest income	340,280	303,044

Noninterest expense
Salaries	1,283,510	1,158,895
Employee benefits	367,454	355,541
Occupancy	177,533	183,803
Furniture and equipment	161,616	164,769
Other	639,177	640,260
Total noninterest expense	2,629,290	2,503,268

Income before income taxes	1,382,975	1,340,675
Income taxes	260,857	357,118
Net income	$1,122,118	$983,557

Earnings per share - basic and diluted	$0.67	$0.59

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

Three Months Ended March 31,	2018	2017

Net income	$1,122,118	$983,557

Other comprehensive income (loss), net of income taxes:

Securities available for sale
Net unrealized gain (loss) arising during the period	(311,961)	6,446
Reclassification adjustment for realized gains and losses included in net income	-	-
Total unrealized gain (loss) on investment securities available for sale	(311,961)	6,446
Income tax expense (benefit) relating to investment securities available for sale	(85,843)	2,543
Total other comprehensive income (loss)	(226,118)	3,903

Total comprehensive income	$896,000	$987,460

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Three months ended March 31, 2018 and 2017

(Unaudited except for year-end amounts)

			Additional		Accumulated other	Total
	Common stock		paid-in	Retained	comprehensive	stockholders'
	Shares	Par value	capital	earnings	income	equity
Balance, December 31, 2016	1,656,390	$16,564	$26,562,919	$12,713,099	$(280,305)	$39,012,277

Net income	-	-	-	983,557	-	983,557
Unrealized gain on securities available for sale net of income tax expense of $2,543	-	-	-	-	3,903	3,903

Balance, March 31, 2017	1,656,390	$16,564	$26,562,919	$13,696,656	$(276,402)	$39,999,737

Balance, December 31, 2017	1,667,813	$16,678	$26,869,796	$15,306,625	$(394,167)	$41,798,932

Net income	-	-	-	1,122,118	-	1,122,118
Unrealized loss on securities available for sale net of income tax benefit of $85,843	-	-	-	-	(226,118)	(226,118)
Reclassification due to adoption of ASU No. 2016-01				(10,416)	10,416	-
Shares issued	50	1	1,549	-	-	1,550

Balance, March 31, 2018	1,667,863	$16,679	$26,871,345	$16,418,327	$(609,869)	$42,696,482

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

Three Months Ended March 31,	2018	2017

Cash flows from operating activities
Interest received	$4,238,900	$4,034,095
Fees and commissions received	238,907	260,129
Interest paid	(487,695)	(358,044)
Proceeds from sale of mortgage loans held for sale	2,567,407	2,933,010
Origination of mortgage loans held for sale	(2,539,707)	(2,048,510)
Cash paid to suppliers and employees	(2,609,031)	(968,190)
Income taxes paid , net of refunds received	-	12,896
	1,408,781	3,865,386

Cash flows from investing activities
Proceeds from maturity and call of securities
Available for sale	1,364,864	1,699,637
Held to maturity	-	385,000
Purchase of securities
Available for sale	-	(566,250)
Held to maturity	-	(503,530)
Purchase of certificate of deposit	(242,000)	-
Loans made to customers, net of principal collected	(5,234,852)	(17,076,599)
Proceeds from sale of loans	668,508	-
(Purchase) redemption of stock in FHLB of Atlanta	84,000	(115,300)
Purchases of premises, equipment and software	(18,677)	(28,469)
	(3,378,157)	(16,205,511)

Cash flows from financing activities
Net increase (decrease) in
Noninterest-bearing deposits	(5,217,949)	(4,151,024)
Interest-bearing deposits	19,219,973	17,060,702
Securities sold under repurchase agreements	(2,164,199)	810,963
Federal Home Loan Bank of Atlanta advances	(4,500,000)	4,000,000
Common stock issued	1,550	-

	7,339,375	17,720,641

Net increase (decrease) in cash and cash equivalents	5,369,999	5,380,516

Cash and cash equivalents at beginning of period	7,237,385	13,312,915
Cash and cash equivalents at end of period	$12,607,384	$18,693,431

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

Three Months Ended March 31,	2018	2017

Reconciliation of net income to net cash provided by operating activities
Net income	$1,122,118	$983,557
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	97,862	109,699
Provision for loan losses	50,000	50,000
Mutual fund dividend reinvested	(2,721)	(2,505)
Mutual fund unrealized gain included in net income	(960)	-
Gain on sale of loans	(60,508)	-
Decrease (increase) in mortgage loans held for sale	27,700	884,500
Amortization of premiums and accretion of discounts, net	37,045	27,386
Increase (decrease) in
Deferred loan fees	(9,183)	25,916
Accrued interest payable	48,066	27,669
Other liabilities	149,648	53,661
Decrease (increase) in
Accrued interest receivable	(6,942)	34,072
Bank owned life insurance cash surrender value	(39,905)	(42,915)
Other assets	(3,439)	1,714,346
	$1,408,781	$3,865,386

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods have been made. Such adjustments were normal and recurring in nature. The results of operations for the three months ended March 31, 2018 do not necessarily reflect the results that may be expected for the entire fiscal year ending December 31, 2018 or any other interim period. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2017, which are included in Farmers and Merchants Bancshares, Inc.’s Annual Report on Form 10-K.

Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in ASU 2016-01, among other things: (i) requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (ii) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables); and (iii) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost. The amendments within this ASU are effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. The new guidance permits early adoption of the provision that exempts private companies and not-for-profit organizations from having to disclose at fair value information about financial instruments measured at amortized cost. The Company adopted the provisions of ASU 2016-01, effective January 1, 2018, by recording a $10,416 adjustment to retained earnings.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

2.	Basis of Presentation (continued)

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 841).” Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company expects that the impact that ASU 2016-02 will be to increase assets and liabilities equally by approximately $1,400,000.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses”. The ASU sets forth a “current expected credit loss” (CECL) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of this ASU on its consolidated financial statements and has begun developing an implementation plan.

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

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3.	Investment Securities

Investments in debt securities are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
March 31, 2018	cost	gains	losses	value

Available for sale

State and municipal	$1,509,612	$29,916	$9,230	$1,530,298
SBA pools	3,128,577	-	12,653	3,115,924
Mortgage-backed securities	22,413,388	-	849,434	21,563,954
	$27,051,577	$29,916	$871,317	$26,210,176

Held to maturity

State and municipal	$18,209,647	$121,294	$234,163	$18,096,778

	Amortized	Unrealized	Unrealized	Fair
December 31, 2017	cost	gains	losses	value

Available for sale

State and municipal	$1,510,848	$38,494	$10,135	$1,539,207
SBA pools	3,212,771	75	13,000	3,199,846
Mortgage-backed securities	23,735,332	8,787	553,662	23,190,457
	$28,458,951	$47,356	$576,797	$27,929,510

Held to maturity

State and municipal	$18,204,182	$225,349	$121,904	$18,307,627

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

3.	Investment Securities (continued)

Contractual maturities, shown below, will differ from actual maturities because borrowers and issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
March 31, 2018	cost	value	cost	value

Within one year	$-	$-	$369,563	$372,228
Over one to five years	262,393	253,162	1,084,151	1,098,865
Over five to ten years	870,839	892,438	1,791,706	1,811,736
Over ten years	376,380	384,698	14,964,227	14,813,949
	1,509,612	1,530,298	18,209,647	18,096,778
Mortgage-backed securities and SBA pools, due in monthly installments	25,541,965	24,679,878	-	-
	$27,051,577	$26,210,176	$18,209,647	$18,096,778

December 31, 2017

Within one year	$-	$-	$165,677	$168,260
Over one to five years	-	-	780,336	794,512
Over five to ten years	1,133,940	1,150,564	1,792,019	1,831,833
Over ten years	376,908	388,643	15,466,150	15,513,022
	1,510,848	1,539,207	18,204,182	18,307,627
Mortgage-backed securities and SBA pools, due in monthly installments	26,948,103	26,390,303	-	-
	$28,458,951	$27,929,510	$18,204,182	$18,307,627

Securities with a carrying value of $30,211,279 and $31,982,381 as of March 31, 2018 and December 31, 2017, respectively, were pledged as collateral for Federal Home Loan Bank advances, government deposits and securities sold under repurchase agreements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

3.	Investment Securities (continued)

The following table sets forth the Company’s gross unrealized losses on a continuous basis for investments in debt securities, by category and length of time, at March 31, 2018 and December 31, 2017.

March 31, 2018	Less than 12 months		12 months or more		Total
Description of investments	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

State and municipal	$5,029,674	$48,774	$2,879,196	$194,619	$7,908,870	$243,393
SBA pools	1,062,013	3,654	2,053,911	8,999	3,115,924	12,653
Mortgage-backed securities	2,781,172	76,040	18,782,782	773,394	21,563,954	849,434
Total	$8,872,859	$128,468	$23,715,889	$977,012	$32,588,748	$1,105,480

December 31, 2017	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
Description of investments	Fair value	losses	Fair value	losses	Fair value	losses

State and municipal	$812,630	$1,519	$3,444,443	$130,520	$4,257,073	$132,039
SBA pools	551,780	1,903	2,109,832	11,097	2,661,612	13,000
Mortgage-backed securities	2,871,597	41,413	19,571,511	512,249	22,443,108	553,662
Total	$4,236,007	$44,835	$25,125,786	$653,866	$29,361,793	$698,701

Management has the ability and intent to hold securities classified as held to maturity until they mature, at which time the Company should receive full value for the securities. As of March 31, 2018 and December 31, 2017, management did not have the intent to sell any of the securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased as well as other market conditions for each particular security based upon the structure and remaining principal balance. The fair values of the investment securities are expected to recover as the securities approach their maturity dates or repricing dates or if market yields for such investments decline. Based on the these factors, as of March 31, 2018 and December 31, 2017, management believes the unrealized losses detailed in the table above are temporary and, accordingly, none of these unrealized losses have been recognized in the Company’s consolidated statement of income.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

4.	Loans

Major categories of loans are as follows:

	March 31,	December 31,
	2018	2017

Real estate:
Commercial	$237,368,139	$234,026,574
Construction and land development	19,247,095	18,160,366
Residential	59,083,653	59,241,416
Commercial	23,996,157	23,613,543
Consumer	520,768	554,017
	340,215,812	335,595,916
Less: Allowance for loan losses	2,501,955	2,458,911
Deferred origination fees net of costs	594,116	603,299
	$337,119,741	$332,533,706

Non-accrual loans, segregated by class of loans, were as follows:

	March 31,	December 31,
	2018	2017

Commercial real estate	$2,245,743	$2,245,743

At March 31, 2018, the Company had one nonaccrual commercial real estate loan totaling $2,245,743. The loan was secured by real estate and business assets, and was personally guaranteed. Gross interest income of $34,179 would have been recorded in 2018 if this nonaccrual loan had been current and performing in accordance with the original terms. The Company allocated $28,577 of its allowance for loan losses for this nonaccrual loan. The balance of the nonaccrual loan was net of charge-offs of $275,000 at March 31, 2018.

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

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

4.	Loans (continued)

An age analysis of past due loans, segregated by type of loan, is as follows:

			90 Days				Past Due 90
	30 - 59 Days	60 - 89 Days	or More	Total		Total	Days or More
	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing
March 31, 2018
Real estate:
Commercial	$577,288	$1,571,050	$2,245,743	$4,394,081	$232,974,058	$237,368,139	$-
Construction and land development	-	-	-	-	19,247,095	19,247,095	-
Residential	12,448	46,868	-	59,316	59,024,337	59,083,653	-
Commercial	-	-	-	-	23,996,157	23,996,157	-
Consumer	-	-	-	-	520,768	520,768	-
Total	$589,736	$1,617,918	$2,245,743	$4,453,397	$335,762,415	$340,215,812	$-

December 31, 2017
Real estate:
Commercial	$-	$-	$2,245,743	$2,245,743	$231,780,831	$234,026,574	$-
Construction and land development	-	-	-	-	18,160,366	18,160,366	-
Residential	-	-	146,459	146,459	59,094,957	59,241,416	146,459
Commercial	-	-	-	-	23,613,543	23,613,543	-
Consumer	-	-	-	-	554,017	554,017	-
Total	$-	$-	$2,392,202	$2,392,202	$333,203,714	$335,595,916	$146,459

Impaired loans, segregated by class of loans, are set forth in the following table:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded	Interest
	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
March 31, 2018 Commercial real estate	$4,671,741	$2,150,998	$2,245,743	$4,396,741	$28,577	$4,789,962	$26,999

December 31, 2017 Commercial real estate	$5,458,182	$2,937,439	$2,245,743	$5,183,182	$127,213	$2,591,591	$268,652

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

At March 31, 2018, the Company had one loan classified as a TDR. The loan is included in impaired loans above and is a commercial real estate loan with a balance of $2,150,998. The loan is paying as agreed.

At December 31, 2017, the Company had three commercial real estate loans totaling $2,937,439 classified as TDRs. Two loans totaling $774,274 were restructured as TDRs during 2017 and were paid off during the quarter ended March 31, 2018. All are included in impaired loans above. The remaining loan is paying as agreed. There have been no charge-offs or allowances associated with these three loans.

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

Special Mention

A special mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the Company’s credit position at some future date. Special mention loans are not adversely classified and do not expose the Company to sufficient risk to warrant adverse classification.

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

Loans by credit grade, segregated by loan type, are as follows:

		Above			Pass	Special
March 31, 2018	Excellent	average	Average	Acceptable	watch	mention	Substandard	Doubtful	Total

Real estate:
Commercial	$-	$5,889,617	$115,158,666	$88,862,495	$15,228,108	$7,550,301	$2,433,209	$2,245,743	$237,368,139
Construction and land development	-	1,038,353	6,979,511	7,231,069	3,998,162	-	-	-	19,247,095
Residential	41,435	1,190,516	31,896,681	21,929,125	3,378,805	-	647,091	-	59,083,653
Commercial	1,565,870	120,006	12,840,759	9,320,008	149,514	-	-	-	23,996,157
Consumer	-	93,506	329,882	64,046	-	-	2,340	30,994	520,768
	$1,607,305	$8,331,998	$167,205,499	$127,406,743	$22,754,589	$7,550,301	$3,082,640	$2,276,737	$340,215,812

		Above			Pass	Special
December 31, 2017	Excellent	average	Average	Acceptable	watch	mention	Substandard	Doubtful	Total

Real estate:
Commercial	$-	$6,115,925	$127,639,361	$79,619,726	$9,041,882	$5,391,589	$3,972,348	$2,245,743	$234,026,574
Construction and land development	-	173,633	9,288,372	4,978,964	3,719,397	-	-	-	18,160,366
Residential	53,948	1,260,128	35,254,016	18,659,174	3,363,570	-	650,580	-	59,241,416
Commercial	1,581,878	121,919	16,225,350	5,545,562	138,834	-	-	-	23,613,543
Consumer	5,210	96,484	351,093	70,171	-	-	2,640	28,419	554,017
	$1,641,036	$7,768,089	$188,758,192	$108,873,597	$16,263,683	$5,391,589	$4,625,568	$2,274,162	$335,595,916

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

The following table details activity in the allowance for loan losses by portfolio for the three months ended March 31, 2018 and 2017, and the year ended December 31, 2017. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
March 31, 2018	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,867,397	$62,323	$-	$2,000	$1,931,720	$28,577	$1,903,143	$4,396,741	$232,971,398
Construction and land development	223,274	16,225	(10,622)	-	228,877	-	228,877	-	19,247,095
Residential	247,953	(722)	-	-	247,231	-	247,231	-	59,083,653
Commercial	87,353	(2,648)	-	1,666	86,371	-	86,371	-	23,996,157
Consumer	7,027	729	-	-	7,756	-	7,756	-	520,768
Unallocated	25,907	(25,907)	-	-	-	-	-	-	-
	$2,458,911	$50,000	$(10,622)	$3,666	$2,501,955	$28,577	$2,473,378	$4,396,741	$335,819,071

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
March 31, 2017	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,717,749	$(193)	$-	$890	$1,718,446	$-	$1,718,446	$3,060,269	$220,230,142
Construction and land development	204,860	90,411	-	-	295,271	86,859	208,412	571,161	13,417,632
Residential	247,437	28,185	-	148	275,770	-	275,770	-	56,343,709
Commercial	125,260	(31,963)	-	-	93,297	-	93,297	155,296	20,738,777
Consumer	8,826	(817)	-	-	8,009	-	8,009	-	687,569
Unallocated	58,954	(35,623)	-	-	23,331	-	23,331	-	-
	$2,363,086	$50,000	$-	$1,038	$2,414,124	$86,859	$2,327,265	$3,786,726	$311,417,829

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
December 31, 2017	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,717,749	$419,868	$(275,000)	$4,780	$1,867,397	$127,213	$1,740,184	$5,183,182	$228,843,392
Construction and land development	204,860	65,850	(47,436)	-	223,274	-	223,274	-	18,160,366
Residential	247,437	368	-	148	247,953	-	247,953	-	59,241,416
Commercial	125,260	(41,240)	-	3,333	87,353	-	87,353	-	23,613,543
Consumer	8,826	(1,799)	-	-	7,027	-	7,027	-	554,017
Unallocated	58,954	(33,047)	-	-	25,907	-	25,907	-	-
	$2,363,086	$410,000	$(322,436)	$8,261	$2,458,911	$127,213	$2,331,698	$5,183,182	$330,412,734

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

5.	Capital Standards

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

Under the revised prompt corrective action requirements, as of January 1, 2015, insured depository institutions are required to meet the following in order to qualify as “well capitalized”: (i) a common equity Tier 1 risk-based capital ratio of 6.5%; (ii) a Tier 1 risk-based capital ratio of 8%; (iii) a total risk-based capital ratio of 10%; and (iv) a Tier 1 leverage ratio of 5%. Management believes that, as of March 31, 2018, the Bank met all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were fully in effect.

The implementation of the capital conservation buffer began on January 1, 2016, at the 0.625% level and will be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and does not have current applicability to the Bank. Management believes that, as of March 31, 2018, the Bank met all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.

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

The following table presents actual and required capital ratios as of March 31, 2018 and December 31, 2017, for the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of March 31, 2018 and December 31, 2017 based on the phase-in provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

5.	Capital Standards (continued)

As of March 31, 2018, the most recent notification from the FDIC has categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain ratios as set forth in the table. There have been no conditions or events since that notification that management believes have changed the Bank’s category.

The FDIC, through formal or informal agreement, has the authority to require an institution to maintain higher capital ratios than those provided by statute, to be categorized as well capitalized under the regulatory framework for prompt corrective action.

Capital ratios of the Company are substantially the same as the Bank’s.

			Minimum
			Capital Adequacy		To Be Well
(Dollars in thousands)	Actual		Phase-In Schedule		Capitalized
March 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$44,929	12.58%	$35,280	9.88%	$35,727	10.00%
Tier 1 capital (to risk-weighted assets)	42,427	11.88%	28,135	7.88%	28,581	8.00%
Common equity tier 1 (to risk-weighted assets)	42,427	11.88%	22,776	6.38%	23,222	6.50%
Tier 1 leverage (to average assets)	42,427	10.42%	16,286	4.00%	20,357	5.00%

			Minimum
			Capital Adequacy		To Be Well
(Dollars in thousands)	Actual		Phase-In Schedule		Capitalized
December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$44,039	12.54%	$32,477	9.25%	$35,110	10.00%
Tier 1 capital (to risk-weighted assets)	41,580	11.84%	25,455	7.25%	28,088	8.00%
Common equity tier 1 (to risk-weighted assets)	41,580	11.84%	20,188	5.75%	22,822	6.50%
Tier 1 leverage (to average assets)	41,580	10.31%	16,135	4.00%	20,169	5.00%

6.	Fair Value

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

The following table summarizes financial assets measured at fair value on a recurring and nonrecurring basis as of March 31, 2018 and December 31, 2017, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

6.	Fair Value (continued)

	Carrying Value:

	Level 1	Level 2	Level 3	Total
March 31, 2018

Recurring
Available for sale securities
State and municipal	$-	$1,530,298	$-	$1,530,298
SBA pools	-	3,115,924	-	3,115,924
Mortgage-backed securities	-	21,563,954	-	21,563,954
	$-	$26,210,176	$-	$26,210,176

Equity security at fair value
Mutual fund	$507,560	$-	$-	$507,560

Nonrecurring
Other real estate owned	$-	$-	$265,500	$265,500
Impaired loans	-	-	4,368,164	4,368,164

December 31, 2017

Recurring
Available for sale securities
State and municipal	$-	$1,539,207	$-	$1,539,207
SBA pools	-	3,199,846	-	3,199,846
Mortgage-backed securities	-	23,190,457	-	23,190,457
	$-	$27,929,510	$-	$27,929,510

Equity security at fair value
Mutual fund	$503,881	$-	$-	$503,881

Nonrecurring
Other real estate owned	$-	$-	$265,500	$265,500
Impaired loans	-	-	5,055,969	5,055,969

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

6.	Fair Value (continued)

The estimated fair value of financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of the valuation inputs were as follows:

	March 31, 2018		December 31, 2017
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets
Level 1 inputs
Cash and cash equivalents	$12,607,384	$12,607,384	$7,237,385	$7,237,385
Level 2 inputs
Securities held to maturity	18,209,647	18,096,778	18,204,182	18,307,627
Mortgage loans held for sale	300,000	305,134	327,700	332,558
Federal Home Loan Bank stock	979,600	979,600	1,063,600	1,063,600
Level 3 inputs
Loans, net	337,119,741	334,821,812	332,533,706	332,689,848

Financial liabilities
Level 1 inputs
Noninterest-bearing deposits	$59,185,184	$59,185,184	$64,403,133	$64,403,133
Securities sold under repurchase agreements	19,604,308	19,604,308	21,768,507	21,768,507
Level 2 inputs
Interest-bearing deposits	274,613,264	259,104,264	255,393,291	244,403,281
Federal Home Loan Bank advances	12,500,000	12,437,000	17,000,000	16,957,000

The fair value of mortgage loans held for sale is determined by the expected sales price. Beginning in the first quarter 2018 the fair value of loans were determined using an exit price methodology as prescribed by ASU 2016-01, which became effective in the first quarter 2018. The exit price estimation of fair value is based on the present value of the expected cash flows. The projected cash flows are based on the contractual terms of the loans, adjusted for prepayments and use of a discount rate based on the relative risk of the cash flows, taking into account the loan type, maturity of the loan, liquidity risk, servicing costs, and a required return on debt and capital (Level 3). In addition, an incremental liquidity discount is applied to certain loans, using historical sales of loans during periods of similar economic conditions as a benchmark. In comparison, loan fair values as of December 31, 2017 were estimated based on an entrance price methodology.  As a result the fair value adjustments as of March 31, 2018 and December 31, 2017 are not comparable.

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

Basic earnings per share is determined by dividing net income available to stockholders by the weighted-average number of shares of common stock outstanding during the period and does not include the effect of any potentially dilutive common stock equivalents, giving retroactive effect to stock dividends declared during the period. Diluted earnings per share is determined in the same manner, except that the weighted-average number of shares of common stock outstanding is adjusted for the dilutive effect of outstanding common stock equivalents. The following table sets forth the calculation of basic and diluted earnings per share for the three-month periods ended March 31, 2018 and 2017. There were no common stock equivalents outstanding at March 31, 2018 or 2017.

	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017

Net income	$1,122,118	$983,557
Weighted average shares outstanding	1,667,833	1,656,390
Earnings per share - basic and diluted	$0.67	$0.59

8.	Retirement Plans

The Company has a profit sharing plan qualifying under Section 401(k) of the Internal Revenue Code. All employees age 21 or more with six months of service are eligible for participation in the plan. The Company matches employee contributions up to 4% of total compensation and may make additional discretionary contributions. Employee and employer contributions are 100% vested when made. The Company’s contributions to this plan were $48,654 and $43,460 for the three months ended March 31, 2018 and 2017, respectively.

The Company has entered into agreements with 12 employees to provide certain life insurance benefits payable in connection with policies of life insurance on those employees that are owned by the Company. Each of the agreements provides for the amount of death insurance benefits to be paid to beneficiaries of the insured. For this plan, the Company expensed $1,418 and $1,307 for the three months ended March 31, 2018 and 2017, respectively.

In 2010 and 2015, the Company adopted supplemental executive retirement plans for three of its executives. The plans provide cash compensation to the executive officers under certain circumstances, including a separation of service. The benefits vest over the period from adoption to a specified age for each executive. The Company recorded expenses, including interest, of $60,000 and $63,600 for the three months ended March 31, 2018 and 2017, respectively, for these plans.

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

Farmers and Merchants Bancshares, Inc.

Farmers and Merchants Bancshares, Inc. is a Maryland corporation and a financial holding company registered with the Board of Governors of the Federal Reserve System (the “FRB”) under the Bank Holding Company Act of 1956, as amended. The Company was incorporated on August 8, 2016 for the purpose of becoming the holding company of Farmers and Merchants Bank (the “Bank”) in a share exchange transaction that was intended to constitute a tax-free exchange under Section 351 of the Internal Revenue Code of 1986, as amended (the “Reorganization”). The Reorganization was consummated on November 1, 2016, at which time the Bank became a wholly-owned subsidiary of the Company and all of the Bank’s stockholders became stockholders of the Company by virtue of the conversion of their shares of common stock of the Bank into an equal number of shares of common stock of the Company.

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

Estimates and Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. (See Note 1 of the Notes to the audited consolidated financial statements as of and for the year ended December 31, 2017, which were included in Part II, Item 8 of Farmers and Merchants Bancshares, Inc.’s Annual Report on Form 10-K (the “Form 10-K”). On an on-going basis, management evaluates estimates, including those related to loan losses and intangible assets, other-than-temporary impairment (“OTTI”) of investment securities, income taxes, and fair value of investments. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated financial statements.

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

Management does not believe that any material changes in our critical accounting policies have occurred since December 31, 2017.

Financial Condition

Total assets increased by $8,433,089 or 2.1% during the first quarter of 2018 to $411,337,558 at March 31, 2018 from $402,904,469 at December 31, 2017. The increase in total assets was due primarily to increases of $4,586,035 in loans and $5,369,999 in cash and cash equivalents, offset by a decrease of $1,719,334 in securities available for sale.

Total liabilities increased $7,535,539 or 2.1% during the first quarter of 2018 to $368,641,076 at March 31, 2018 from $361,105,537 at December 31, 2017. The increase was due primarily to increases of $14,002,024 in deposits, offset by reductions of $4,500,000 in advances from the Federal Home Loan Bank of Atlanta (“FHLB”) and $2,164,199 in securities sold under repurchase agreements.

Stockholders’ equity increased by $897,550 during the first quarter of 2018 to $42,696,482 at March 31, 2018 from $41,798,932 at December 31, 2017. The increase was due primarily to net income for the period of $1,122,118, offset by a decrease of $215,702 in accumulated other comprehensive income.

Loans

Major categories of loans at March 31, 2018 and December 31, 2017 are as follows:

	March 31,		December 31,
	2018		2017

Real estate:
Commercial	$237,368,139	70%	$234,026,574	70%
Construction/Land development	19,247,095	6%	18,160,366	5%
Residential	59,083,653	17%	59,241,416	18%
Commercial	23,996,157	7%	23,613,543	7%
Consumer	520,768	0%	554,017	0%
	340,215,812	100%	335,595,916	100%
Less: Allowance for loan losses	2,501,955		2,458,911
Deferred origination fees net of costs	594,116		603,299
	$337,119,741		$332,533,706

Loans increased by $4,586,035 or 1.4% to $337,119,741 at March 31, 2018 from $332,533,706 at December 31, 2017. The growth was due primarily to a $3,341,565 increase in commercial real estate loans and a $1,086,729 increase in construction/land development loans. The allowance for loan losses increased $43,044 to $2,501,955 at March 31, 2018, compared to $2,458,911 at December 31, 2017.

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

An age analysis of past due loans, segregated by class of loans, as of March 31, 2018 and December 31, 2017, is as follows:

			90 Days				Past Due 90
	30 - 59 Days	60 - 89 Days	or more	Total		Total	Days or More
	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing
March 31, 2018
Real estate:
Commerical	$577,288	$1,571,050	$2,245,743	$4,394,081	$232,974,058	$237,368,139	$-
Construction/Land development	-	-	-	-	19,247,095	19,247,095	-
Residential	12,448	46,868	-	59,316	59,024,337	59,083,653
Commercial	-	-	-	-	23,996,157	23,996,157	-
Consumer	-	-	-	-	520,768	520,768	-

Total	$589,736	$1,617,918	$2,245,743	$4,453,397	$335,762,415	$340,215,812	$-

			90 Days				Past Due 90
	30 - 59 Days	60 - 89 Days	or more	Total		Total	Days or More
	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing
December 31, 2017
Real estate:
Commerical	$-	$-	$2,245,743	$2,245,743	$231,780,831	$234,026,574	$-
Construction/Land development	-	-	-	-	18,160,366	18,160,366	-
Residential	-	-	146,459	146,459	59,094,957	59,241,416	146,459
Commercial	-	-	-	-	23,613,543	23,613,543	-
Consumer	-	-	-	-	554,017	554,017	-

Total	$-	$-	$2,392,202	$2,392,202	$333,203,714	$335,595,916	$146,459

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

Non-accrual loans as of March 31, 2018 and December 31, 2017, segregated by class of loans, were as follows:

	March 31,	December 31,
	2018	2017

Commercial real estate	$2,245,743	$2,245,743

At March 31, 2018, the Company had one nonaccrual commercial real estate loan totaling $2,245,743. The loan was secured by real estate and business assets, and was personally guaranteed. Gross interest income of $34,179 would have been recorded in 2018 if this nonaccrual loan had been current and performing in accordance with the original terms. The Company allocated $28,577 of its allowance for loan losses for this nonaccrual loan. The balance of the nonaccrual loan was net of charge-offs of $275,000 at March 31, 2018.

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

At March 31, 2018, the Company had no loans that were delinquent 90 days or greater other than the nonaccrual loans discussed above.

Impaired loans as of March 31, 2018 and December 31, 2017 are set forth in the following table:

	March 31,	December 31,
	2018	2017

Impaired loans no valuation allowance	$2,150,998	$2,937,439
Impaired loans with a valuation allowance	2,245,743	2,245,743
Total impaired loans	$4,396,741	$5,183,182

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

At March 31, 2018, the Company had one loan classified as a TDR. The loan is included in impaired loans above and is a commercial real estate loan with a balance of $2,150,998. The loan is paying as agreed.

At December 31, 2017, the Company had three commercial real estate loans totaling $2,937,439 classified as TDRs. Two loans totaling $774,274 were restructured as TDRs during 2017 and were paid off during the quarter ended March 31, 2018. All are included in impaired loans above. The remaining loan is paying as agreed. There have been no charge-offs or allowances associated with these three loans.

	March 31,	December 31,
	2018	2017

Restructured loans (TDRs):
Performing as agreed	$2,150,998	$2,937,439
Not performing as agreed	-	-
Total TDRs	$2,150,998	$2,937,439

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

The following table details activity in the allowance for loan losses by portfolio for the three months ended March 31, 2018 and 2017, and the year ended December 31, 2017. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
March 31, 2018	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,867,397	$62,323	$-	$2,000	$1,931,720	$28,577	$1,903,143	$4,396,741	$232,971,398
Construction and land development	223,274	16,225	(10,622)	-	228,877	-	228,877	-	19,247,095
Residential	247,953	(722)	-	-	247,231	-	247,231	-	59,083,653
Commercial	87,353	(2,648)	-	1,666	86,371	-	86,371	-	23,996,157
Consumer	7,027	729	-	-	7,756	-	7,756	-	520,768
Unallocated	25,907	(25,907)	-	-	-	-	-	-	-
	$2,458,911	$50,000	$(10,622)	$3,666	$2,501,955	$28,577	$2,473,378	$4,396,741	$335,819,071

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
March 31, 2017	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,717,749	$(193)	$-	$890	$1,718,446	$-	$1,718,446	$3,060,269	$220,230,142
Construction and land development	204,860	90,411	-	-	295,271	86,859	208,412	571,161	13,417,632
Residential	247,437	28,185	-	148	275,770	-	275,770	-	56,343,709
Commercial	125,260	(31,963)	-	-	93,297	-	93,297	155,296	20,738,777
Consumer	8,826	(817)	-	-	8,009	-	8,009	-	687,569
Unallocated	58,954	(35,623)	-	-	23,331	-	23,331	-	-
	$2,363,086	$50,000	$-	$1,038	$2,414,124	$86,859	$2,327,265	$3,786,726	$311,417,829

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
December 31, 2017	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,717,749	$419,868	$(275,000)	$4,780	$1,867,397	$127,213	$1,740,184	$5,183,182	$228,843,392
Construction and land development	204,860	65,850	(47,436)	-	223,274	-	223,274	-	18,160,366
Residential	247,437	368	-	148	247,953	-	247,953	-	59,241,416
Commercial	125,260	(41,240)	-	3,333	87,353	-	87,353	-	23,613,543
Consumer	8,826	(1,799)	-	-	7,027	-	7,027	-	554,017
Unallocated	58,954	(33,047)	-	-	25,907	-	25,907	-	-
	$2,363,086	$410,000	$(322,436)	$8,261	$2,458,911	$127,213	$2,331,698	$5,183,182	$330,412,734

The provision for loan losses for both the three months ended March 31, 2018 and the three months ended March 31, 2017 was $50,000.

During the three months ended March 31, 2018, the Company had loan charge-offs of $10,622 and had recoveries of $3,666 from loans written off in prior periods. During the three months ended March 31, 2017, the Company had no loan charge-offs and had recoveries of $1,038 from loans written off in prior periods.

As of March 31, 2018, the Company had $8,481,944 of loans on a watch list, other than impaired loans, for which the borrowers have the potential for experiencing financial difficulties. As of December 31, 2017, the Company had $7,079,718 of such loans. These loans are subject to ongoing management attention and their classifications are reviewed regularly.

Investment Securities

Investments in debt securities decreased $1,713,869 or 3.7% to $44,419,823 at March 31, 2018 from $46,133,692 at December 31, 2017. At March 31, 2018 and December 31, 2017, the Company had classified 59% and 61%, respectively, of the investment portfolio as available for sale. The balance of the portfolio was classified as held to maturity.

Securities classified as available for sale are held for an indefinite period of time and may be sold in response to changing market and interest rate conditions as part of the Company’s asset/liability management strategy. Available for sale debt securities are carried at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity, net of income taxes. Securities classified as held to maturity, which management has both the positive intent and ability to hold to maturity, are reported at amortized cost. Effective January 1, 2018, the Company began recording unrealized gains and losses on equity securities in earnings. The Company does not currently follow a strategy of making security purchases with a view to near-term sales, and, therefore, does not own trading securities. The Company manages the investment portfolio within policies that seek to achieve desired levels of liquidity, manage interest rate sensitivity, meet earnings objectives, and provide required collateral for deposit and borrowing activities.

The following table sets forth the carrying value of investments in debt securities at March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017
Available for sale
State and municipal	$1,530,298	$1,539,207
SBA pools	3,115,924	3,199,846
Mortgage-backed securities	21,563,954	23,190,457
	$26,210,176	$27,929,510

Held to maturity
State and municipal	$18,209,647	$18,204,182

The following table sets forth the scheduled maturities of investments in debt securities at March 31, 2018:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Within 1 year	$-	$-	$369,563	$372,228
Over 1 to 5 years	262,393	253,162	1,084,151	1,098,865
Over 5 to 10 years	870,839	892,438	1,791,706	1,811,736
Over 10 years	376,380	384,698	14,964,227	14,813,949
	1,509,612	1,530,298	18,209,647	18,096,778
SBA Pools	3,128,577	3,115,924	-	-
Mortgage-backed securities	22,413,388	21,563,954	-	-
	$27,051,577	$26,210,176	$18,209,647	$18,096,778

SBA pools and mortgage-backed securities are due in monthly installments.

Other Real Estate Owned

Other real estate owned at March 31, 2018 and December 31, 2017 included one property with a carrying value of $265,500. The property is land in Cecil County, Maryland and was acquired through foreclosure in 2007. The property consists of 10.43 acres which is being sub-divided into four lots that we intend to market for sale in 2018.

Deposits

Total deposits increased by $14,002,024 or 4.4% during the first quarter of 2018 to $333,798,448 at March 31, 2018 from $319,796,424 at December 31, 2017. The increase in deposits was due to a $1,369,478 increase in interest bearing checking accounts, a $2,766,737 increase in savings accounts, and an $18,035,725 increase in time deposits, offset by a $2,951,967 decrease in money market accounts and a $5,217,949 decrease in noninterest-bearing accounts.

The following table shows the average balances and average costs of deposits for the three months ended March 31, 2018 and 2017:

	March 31, 2018		March 31, 2017
	Average		Average
	Balance	Cost	Balance	Cost

Noninterest bearing demand deposits	$60,862,946	0.00%	$59,058,250	0.00%
Interest bearing demand deposits	43,214,553	0.11%	39,751,516	0.13%
Savings and money market deposits	95,944,064	0.22%	105,968,181	0.23%
Time deposits	123,292,532	1.20%	100,942,832	0.94%
	$323,314,095	0.54%	$305,720,779	0.41%

Liquidity Management

Liquidity describes our ability to meet financial obligations that arise out of the ordinary course of business. Liquidity is primarily needed to meet depositor withdrawal requirements, to fund loans, and to fund our other debts and obligations as they come due in the normal course of business. We maintain our asset liquidity position internally through short-term investments, the maturity distribution of the investment portfolio, loan repayments, and income from earning assets. On the liability side of the balance sheet, liquidity is affected by the timing of maturing liabilities and the ability to generate new deposits or borrowings as needed. The Bank is approved to borrow 75% of eligible pledged single family residential loans and 50% of eligible pledged commercial loans as well as investment securities, or approximately $52.2 million under a secured line of credit with the FHLB. The Bank also has a facility with the Federal Reserve Bank of Richmond (the “Reserve Bank”) under which the Bank can borrow approximately $31.5 million. Finally, the Bank has an $11,000,000 ($2,000,000 unsecured and $9,000,000 secured) overnight federal funds line of credit available from a commercial bank. FHLB advances of $12,500,000 and $17,000,000 were outstanding as of March 31, 2018 and December 31, 2017, respectively. There were no borrowings from the Reserve Bank or our commercial bank lender at March 31, 2018 and December 31, 2017. Management believes that we have adequate liquidity sources to meet all anticipated liquidity needs over the next 12 months. Management knows of no trend or event which is likely to have a material impact on our ability to maintain liquidity at satisfactory levels.

Borrowings and Other Contractual Obligations

The Company’s contractual obligations consist primarily of borrowings and operating leases for various facilities.

Securities sold under agreements to repurchase represent overnight borrowings from customers. Securities owned by the Company which are used as collateral for these borrowings are primarily U.S. government agency securities.

Specific information about the Company’s borrowings and contractual obligations is set forth in the following table:

		March 31,	December 31,
		2018	2017
Amount oustanding at period-end:
Securities sold under repurchase agreements		$19,604,308	$21,768,507
Federal Home Loan Bank advances		12,500,000	17,000,000
Federal Home Loan Bank advances mature in:
	2018	9,500,000	14,000,000
	2019	3,000,000	3,000,000
Weighted average rate paid at period-end:
Securites sold under repurchase agreements		0.71%	0.66%
Federal Home Loan Bank advances		1.53%	1.20%

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

Additional information regarding the capital requirements that apply to us can be found in Item 1 of Part I of Farmers and Merchants Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017 under the heading, “Supervision and Regulation – Capital Requirements”.

The following table presents actual and required capital ratios as of March 31, 2018 and December 31, 2017 for the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of March 31, 2018 and December 31, 2017, based on the phase-in provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

			Minimum
			Capital Adequacy		To Be Well
(Dollars in thousands)	Actual		Phased In Schedule		Capitalized
March 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	44,929	12.58%	35,280	9.88%	35,727	10.00%
Tier 1 capital (to risk-weighted assets)	42,427	11.88%	28,135	7.88%	28,581	8.00%
Common equity tier 1 (to risk- weighted assets)	42,427	11.88%	22,776	6.38%	23,222	6.50%
Tier 1 leverage (to average assets)	42,427	10.42%	16,286	4.00%	20,357	5.00%

December 31, 2017

Total capital (to risk-weighted assets)	$44,039	12.54%	$32,477	9.25%	$35,110	10.00%
Tier 1 capital (to risk-weighted assets)	41,580	11.84%	25,455	7.25%	28,088	8.00%
Common equity tier 1 (to risk- weighted assets)	41,580	11.84%	20,188	5.75%	22,822	6.50%
Tier 1 leverage (to average assets)	41,580	10.31%	16,135	4.00%	20,169	5.00%

The Company intends to fund future growth primarily with cash, federal funds, maturities of investment securities and deposit growth. Management knows of no other trend or event that will have a material impact on capital.

Off-Balance Sheet Arrangements

In the normal course of business, the Bank makes commitments to extend credit and issues standby letters of credit. Outstanding loan commitments, unused lines of credit, and letters of credit as of March 31, 2018 and December 31, 2017 are as follows:

	March 31,	December 31,
	2018	2017

Loan commitments
Construction and land development	$635,000	$-
Commercial	1,669,000	1,295,000
Commercial real estate	13,989,572	7,478,500
Residential	869,500	660,000
	$17,163,072	$9,433,500

Unused lines of credit
Home-equity lines	$3,556,660	$3,390,515
Commercial lines	35,863,652	36,614,548
	$39,420,312	$40,005,063

Letters of credit	$1,790,424	$1,827,513

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

RESULTS OF OPERATIONS

General

Net income for the three months ended March 31, 2018 was $1,122,118, compared to $983,557 for the same period in 2017. The increase of $138,561 or 14.1% was due to a $131,086 increase in net interest income, a $37,236 increase in noninterest income, and a $96,261 decrease in income taxes, offset by a $126,022 increase in noninterest expense.

Net Interest Income

Net interest income, which is the difference between interest income on loans and investments and interest expense on deposits and borrowings, was $3,721,985 for the three months ended March 31, 2018, compared to $3,590,899 for the same period in 2017.

Total interest income for the three months ended March 31, 2018 was $4,257,746, compared to $3,976,612 for the same period in 2017, an increase of $281,134 or 7.1%.

Total interest income on loans for the three months ended March 31, 2018 increased $316,987 over the same period in 2017 due to a $30.1 million higher average loan balance for the first three months of 2018 versus the same period of 2017, offset by a lower loan yield of 4.67% for the first three months of 2018 versus 4.71% for the same period of 2017. Investment income for the first three months of 2018 decreased by $45,376 or 13.2% when compared to the same period in 2017 due to a $5.9 million lower average investment balance and a decrease in fully-taxable equivalent yield to 2.91% for three months ended March 31, 2018, compared to 3.25% for the same period in 2017. The fully-taxable equivalent yield on total interest-earning assets decreased 2 basis points to 4.43% for the first three months of 2018, compared to 4.45% for the same period in 2018. The average balance of total interest-earning assets increased by $23.8 million to $388.3 million for the three months ended March 31, 2018, compared to $364.5 million for the same period in 2017.

Total interest expense for the three months ended March 31, 2018 was $535,761, compared to $385,713 for the same period in 2017, an increase of $150,048 or 38.9%. The increase was due to a higher overall cost of funds of 0.71% for the three months ended March 31, 2018, compared to 0.54% for the same period in 2017, and a $14.8 million increase in the average balance of interest-bearing liabilities to $300.3 million in the first three months of 2018, compared to $285.5 million in the same period of 2017. Cost of funds for time deposits increased to 1.20% for the three months ended March 31, 2018 from 0.94% for the same period of 2017. Securities sold under repurchase agreements cost of funds also increased to 0.67% for the first three months of 2018 from 0.64% for the first three months of 2017. FHLB advances cost of funds also increased to 1.46% for the first three months of 2018 from 1.14% for the first three months of 2017.

Average noninterest-earning assets decreased by $2.4 million to $17.7 million in the first three months of 2018, compared to $20.1 million in the same period in 2017. Average noninterest-bearing deposits increased by $1.8 million to $60.9 million during the first three months of 2018, compared to $59.1 million in the same period in 2017. The average balance in stockholders’ equity increased by $3.7 million for the three months ended March 31, 2018 when compared with the same period in 2017.

The FRB has raised rates six times in the last 30 months. The cost of deposits and borrowings has increased over that time. However, the yields on loans and investments continue to decline as those with higher rates mature or payoff and are replaced by lower yielding loans and investments. Management anticipates that the FRB will continue to raise rates over the next two years. Management will closely monitor its asset-liability position so that it can respond to any future changes in interest rates and/or changes to the Bank’s interest rate spread.

The following table sets forth information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities for the three-month periods ended March 31, 2018 and 2017. Average balances are also provided for noninterest-earning assets and noninterest-bearing liabilities.

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
Assets:
Loans	$337,180,803	$3,933,155	4.67%	$307,096,033	$3,616,168	4.71%
Securities, taxable	28,320,116	156,433	2.21%	34,014,229	197,062	2.32%
Securities, tax exempt	17,697,283	178,295	4.03%	17,901,848	224,801	5.02%
Federal funds sold and other interest-earning assets	5,134,525	28,518	2.22%	5,528,477	18,292	1.32%
Total interest-earning assets	388,332,727	4,296,401	4.42%	364,540,587	4,056,323	4.45%
Noninterest-earning assets	17,678,513			20,083,279
Total assets	$406,011,240			$384,623,866

Liabilities and Stockholders’ Equity:
NOW, savings, and money market	$139,158,617	67,203	0.19%	$145,719,697	73,358	0.20%
Certificates of deposit	123,292,532	371,207	1.20%	100,942,832	237,447	0.94%
Securities sold under repurchase agreements	20,606,083	34,389	0.67%	28,853,833	46,515	0.64%
FHLB advances and other borrowings	17,248,889	62,962	1.46%	9,966,667	28,393	1.14%
Total interest-bearing liabilities	300,306,121	535,761	0.71%	285,483,029	385,713	0.54%

Noninterest-bearing deposits	60,862,946			59,058,250
Noninterest-bearing liabilities	2,423,643			1,378,567
Total liabilities	363,592,710			345,919,846
Stockholders' equity	42,418,530			38,704,020
Total liabilities and stockholders' equity	$406,011,240			$384,623,866

Net interest income		$3,760,640			$3,670,610

Interest rate spread			3.71%			3.91%

Net yield on interest-earning assets			3.87%			4.03%

Ratio of average interest-earning assets to
Average interest-bearing liabilities			129.31%			127.69%

Interest on tax-exempt securities and other tax-exempt investments are reported on fully taxable equivalent basis.

Noninterest Income

Noninterest income for the three months ended March 31, 2018 was $340,280, compared to $303,044 for the same period in 2017, an increase of $37,236 or 12.3%. The increase was due primarily to a $60,508 gain on the sale of an SBA loan, offset by a $15,050 decrease in service charges on deposit accounts.

Noninterest Expense

Noninterest expenses for the three months ended March 31, 2018 totaled $2,629,290, compared to $2,503,268 for the same period in 2017, an increase of $126,022 or 5.0%. The increase was due primarily to increases in salaries and benefits of $136,528 as a result of a new position, annual salary increases, and rising health care costs.

Income Tax Expense

Our income tax expense for the three months ended March 31, 2018 was $260,857, compared to $357,118 for the same period in 2017. The effective tax rate was 18.9% for the three months ended March 31, 2018, compared to 26.7% for the same period in 2017. The decreases in both income tax expense and the effective tax rate resulted from the reduction of the statutory federal rate applicable to C corporations from 34% to 21% as a result of the Tax Cuts and Jobs Act enacted in December 2017.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk is interest rate fluctuation and we have procedures in place to evaluate and mitigate this risk. This market risk and our procedures are described in Item 7 of the Form 10-K under the heading, “Interest Rate Risk”, which provides information as of December 31, 2017. Management believes that no material changes in our procedures used to evaluate and mitigate these risks have occurred since December 31, 2017.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act with the SEC, such as this Quarterly Report, is recorded, processed, summarized and reported within the periods specified in those rules and forms, and that such information is accumulated and communicated to our management, including Farmers and Merchants Bancshares, Inc.’s principal executive officer (“CEO”) and the principal financial officer (“CFO”), as appropriate, to allow for timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

An evaluation of the effectiveness of these disclosure controls as of March 31, 2018 was carried out under the supervision and with the participation of management, including the CEO and the CFO. Based on that evaluation, management, including the CEO and the CFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the quarter ended March 31, 2018, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

The risks and uncertainties to which our financial condition and operations are subject are discussed in detail in the Annual Report on Form 10-K. Except as set forth below, management does not believe that any material changes in our risk factors have occurred since they were last disclosed.

Risks Relating to the Company and its Affiliates

Our fiscal year 2016 U.S. consolidated federal income tax return is currently under audit.

In April 2018, we were notified by the Internal Revenue Service (the “IRS”) that our fiscal year 2016 U.S. consolidated federal tax return was selected for audit.  Management cannot predict whether any of our tax positions will be challenged by the IRS or, if challenged, whether we will be successful in defending those tax positions.  If we are not successful in defending a challenge, then we may be required to amend our tax return and pay additional taxes, interest, fines and/or penalties and our taxable earnings and/or the effective tax rate on our future earnings could increase substantially, any of which could have a material adverse effect on our business, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits filed or furnished with this quarterly report are listed in the following Exhibit Index:

Exhibit	Description

31.1	Certifications of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certifications of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

32	Certification of the Principal Executive Officer and the Principal Financial Office pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS AND MERCHANTS BANCSHARES, INC.

Date:	May 14, 2018	/s/ James R. Bosley, Jr.
James R. Bosley, Jr. President and Chief Executive Officer
(Principal Executive Officer)

Date	May 14, 2018	/s/ Mark C. Krebs
Mark C. Krebs, Treasurer and Chief Financial Officer
(Principal Financial Officer & Principal Accounting Officer)

