Form 10-Q
period 2018-06-30
Farmers & Merchants Bancshares, Inc.
filed 2018-08-10
CIK 1698022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2018

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _______________ to ________________

Commission file number 000-55756

Farmers and Merchants Bancshares, Inc.

(Exact name of registrant as specified in its charter)

Maryland	81-3605835
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

4510 Lower Beckleysville Road, Suite H, Hampstead, Maryland           21074

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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,675,200 as of August 9, 2018.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Table of Contents

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30,	December 31,
	2018	2017
	(Unaudited)
Assets

Cash and due from banks	$6,564,122	$6,235,186
Federal funds sold and other interest-bearing deposits	1,011,658	1,002,199
Cash and cash equivalents	7,575,780	7,237,385
Certificates of deposit in other banks	342,000	100,000
Securities available for sale	24,755,317	27,929,510
Securities held to maturity	18,215,244	18,204,182
Equity security at fair value	497,883	503,881
Federal Home Loan Bank stock, at cost	682,100	1,063,600
Mortgage loans held for sale	1,265,165	327,700
Loans, less allowance for loan losses of $2,731,955 and $2,458,911	343,874,046	332,533,706
Premises and equipment	5,176,739	5,206,271
Accrued interest receivable	1,038,809	1,020,256
Deferred income taxes	1,113,451	998,032
Other real estate owned	265,500	265,500
Bank owned life insurance	6,971,984	6,891,590
Other assets	649,327	622,856
	$412,423,345	$402,904,469

Liabilities and Stockholders' Equity

Deposits
Noninterest-bearing	$62,921,659	$64,403,133
Interest-bearing	277,354,227	255,393,291
Total deposits	340,275,886	319,796,424
Securities sold under repurchase agreements	18,521,862	21,768,507
Federal Home Loan Bank of Atlanta advances	7,500,000	17,000,000
Accrued interest payable	262,413	180,620
Other liabilities	2,551,252	2,359,986
	369,111,413	361,105,537
Stockholders' equity
Common stock, par value $.01 per share, authorized 5,000,000 shares; issued and outstanding 1,675,201 in 2018 and 1,667,813 shares in 2017	16,752	16,678
Additional paid-in capital	27,086,704	26,869,796
Retained earnings	16,896,247	15,306,625
Accumulated other comprehensive income	(687,771)	(394,167)
	43,311,932	41,798,932
	$412,423,345	$402,904,469

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three months ended June 30		Six months ended June 30
	2018	2017	2018	2017

Interest income
Loans, including fees	$4,048,984	$3,765,062	$7,982,139	$7,381,230
Investment securities - taxable	149,998	173,807	304,858	369,552
Investment securities - tax exempt	142,799	154,853	285,562	302,107
Federal funds sold and other interest earning assets	43,725	28,038	70,693	45,483
Total interest income	4,385,506	4,121,760	8,643,252	8,098,372

Interest expense
Deposits	499,916	332,879	938,326	643,684
Securities sold under repurchase agreements	35,012	37,772	69,401	84,287
Federal Home Loan Bank advances and other borrowings	45,985	41,967	108,947	70,360
Total interest expense	580,913	412,618	1,116,674	798,331
Net interest income	3,804,593	3,709,142	7,526,578	7,300,041

Provision for loan losses	75,000	75,000	125,000	125,000

Net interest income after provision for loan losses	3,729,593	3,634,142	7,401,578	7,175,041

Noninterest income
Service charges on deposit accounts	173,888	176,110	335,728	353,000
Mortgage banking income	60,468	50,952	114,661	108,733
Bank owned life insurance income	40,489	43,328	80,394	86,244
Gain on sale of loans	-	217,563	60,508	217,563
Other fees and commissions	15,651	33,785	40,320	59,242
Total noninterest income	290,496	521,738	631,611	824,782

Noninterest expense
Salaries	1,264,702	1,232,977	2,548,212	2,391,872
Employee benefits	322,568	323,626	690,022	679,167
Occupancy	189,156	167,618	366,689	351,421
Furniture and equipment	165,392	169,887	327,008	334,656
Other	687,062	680,879	1,326,239	1,321,139
Total noninterest expense	2,628,880	2,574,987	5,258,170	5,078,255

Income before income taxes	1,391,209	1,580,893	2,775,019	2,921,568
Income taxes	245,962	446,004	507,836	803,122
Net income	$1,145,247	$1,134,889	$2,267,183	$2,118,446

Earnings per share - basic and diluted	$0.69	$0.69	$1.36	$1.28

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net income	$1,145,247	$1,134,889	$2,267,183	$2,118,446

Other comprehensive income (loss), net of income taxes:

Securities available for sale
Net unrealized gain (loss) arising during the period	(107,478)	176,423	(419,439)	182,869
Reclassification adjustment for realized gains and losses included in net income	-	-	-	-
Total unrealized gain (loss) on investment securities available for sale	(107,478)	176,423	(419,439)	182,869
Income tax expense (benefit) relating to investment securities available for sale	(29,576)	69,590	(115,419)	72,133
Total other comprehensive income (loss)	(77,902)	106,833	(304,020)	110,736

Total comprehensive income	$1,067,345	$1,241,722	$1,963,163	$2,229,182

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Six months ended June 30, 2018 and 2017

(Unaudited except for year-end amounts)

			Additional		Accumulated other	Total
	Common stock		paid-in	Retained	comprehensive	stockholders'
	Shares	Par value	capital	earnings	income	equity
Balance, December 31, 2016	1,656,390	$16,564	$26,562,919	$12,713,099	$(280,305)	$39,012,277

Net income	-	-	-	2,118,446	-	2,118,446
Unrealized gain on securities available for sale net of income tax expense of $72,133	-	-	-	-	110,736	110,736

Balance, June 30, 2017	1,656,390	$16,564	$26,562,919	$14,831,545	$(169,569)	$41,241,459

Balance, December 31, 2017	1,667,813	$16,678	$26,869,796	$15,306,625	$(394,167)	$41,798,932

Net income	-	-	-	2,267,183	-	2,267,183
Unrealized loss on securities available for sale net of income tax benefit of $115,419	-	-	-	-	(304,020)	(304,020)
Reclassification due to adoption of ASU No. 2016-01	-	-	-	(10,416)	10,416	-
Cash dividends, $0.40 per share	-	-	-	(667,145)	-	(667,145)
Dividends reinvested	7,338	73	215,359	-	-	215,432
Shares issued	50	1	1,549	-	-	1,550

Balance, June 30, 2018	1,675,201	$16,752	$27,086,704	$16,896,247	$(687,771)	$43,311,932

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

Six Months Ended June 30,	2018	2017

Cash flows from operating activities
Interest received	$8,608,553	$8,194,288
Fees and commissions received	502,188	520,975
Interest paid	(1,034,881)	(753,271)
Proceeds from sale of mortgage loans held for sale	4,785,472	5,244,483
Origination of mortgage loans held for sale	(5,722,937)	(4,833,483)
Cash paid to suppliers and employees	(4,751,554)	(2,548,389)
Income taxes paid, net of refunds received	(614,760)	(767,251)
	1,772,081	5,057,352

Cash flows from investing activities
Proceeds from maturity and call of securities
Available for sale	2,674,444	3,858,368
Held to maturity	-	1,054,308
Purchase of securities
Available for sale	-	(1,132,225)
Held to maturity	-	(1,805,923)
Purchase of certificate of deposit	(242,000)	-
Loans made to customers, net of principal collected	(12,062,675)	(31,504,240)
Proceeds from sale of loans	668,508	2,752,563
(Purchase) redemption of stock in FHLB of Atlanta	381,500	(327,800)
Purchases of premises, equipment and software	(136,117)	(37,290)
	(8,716,340)	(27,142,239)

Cash flows from financing activities
Net increase (decrease) in
Noninterest-bearing deposits	(1,481,474)	(1,953,935)
Interest-bearing deposits	21,960,936	17,081,711
Securities sold under repurchase agreements	(3,246,645)	(6,222,299)
Federal Home Loan Bank of Atlanta advances (repayments)	(9,500,000)	9,000,000
Dividends paid, net of reinvestments	(451,713)	-
Common stock issued	1,550	-

	7,282,654	17,905,477

Net increase (decrease) in cash and cash equivalents	338,395	(4,179,410)

Cash and cash equivalents at beginning of period	7,237,385	13,312,915
Cash and cash equivalents at end of period	$7,575,780	$9,133,505

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

Six Months Ended June 30,	2018	2017

Reconciliation of net income to net cash provided by operating activities
Net income	$2,267,183	$2,118,446
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	194,595	216,767
Provision for loan losses	125,000	125,000
Mutual fund dividend reinvested	(5,481)	(5,160)
Mutual fund unrealized loss included in net income	11,479	-
Gain on sale of loans	(60,508)	(217,563)
Decrease (increase) in mortgage loans held for sale	(937,465)	411,000
Amortization of premiums and accretion of discounts, net	69,248	65,503
Increase (decrease) in
Deferred loan fees	(10,665)	86,760
Accrued interest payable	81,793	45,060
Other liabilities	191,266	366,777
Decrease (increase) in
Accrued interest receivable	(18,553)	14,316
Bank owned life insurance cash surrender value	(80,394)	(86,244)
Other assets	(55,417)	1,916,690
	$1,772,081	$5,057,352

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods have been made. Such adjustments were normal and recurring in nature. The results of operations for the three months and six months ended June 30, 2018 do not necessarily reflect the results that may be expected for the entire fiscal year ending December 31, 2018 or any future interim period. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2017, which are included in Farmers and Merchants Bancshares, Inc.’s Annual Report on Form 10-K.

Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in ASU 2016-01, among other things: (i) requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (ii) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables); and (iii) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost. The amendments within this ASU are effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. The new guidance permits early adoption of the provision that exempts private companies and not-for-profit organizations from having to disclose at fair value information about financial instruments measured at amortized cost. The Company adopted the provisions of ASU 2016-01, effective January 1, 2018, by recording a $10,416 adjustment to retained earnings and reclassifying the Company’s ownership of a mutual fund, considered an equity security, to a separate line on the consolidated balance sheet as of December 31, 2017.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

2.    Basis of Presentation (continued)

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 841).” Among other things, ASU 2016-02 will require lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company anticipates that the impact of ASU 2016-02’s implementation will be an equal increase in assets and liabilities by approximately $1,500,000.

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

In March 2017, the FASB issued ASU 2017-08, “Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20) – Premium Amortization on Purchased Callable Debt Securities.” ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. ASU 2017-08 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 and is not expected to have a material impact on our financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3.	Investment Securities

Investments in debt securities are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
June 30, 2018	cost	gains	losses	value

Available for sale

State and municipal	$1,508,353	$22,453	$10,779	$1,520,027
SBA pools	3,032,118	-	43,460	2,988,658
Mortgage-backed securities	21,163,725	-	917,093	20,246,632
	$25,704,196	$22,453	$971,332	$24,755,317

Held to maturity

State and municipal	$18,215,244	$132,811	$218,852	$18,129,203

	Amortized	Unrealized	Unrealized	Fair
December 31, 2017	cost	gains	losses	value

Available for sale

State and municipal	$1,510,848	$38,494	$10,135	$1,539,207
SBA pools	3,212,771	75	13,000	3,199,846
Mortgage-backed securities	23,735,332	8,787	553,662	23,190,457
	$28,458,951	$47,356	$576,797	$27,929,510

Held to maturity

State and municipal	$18,204,182	$225,349	$121,904	$18,307,627

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

3.	Investment Securities (continued)

Contractual maturities, shown below, will differ from actual maturities because borrowers and issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
June 30, 2018	cost	value	cost	value

Within one year	$-	$-	$675,383	$676,420
Over one to five years	261,799	251,020	1,101,989	1,116,837
Over five to ten years	870,695	888,142	1,461,581	1,493,790
Over ten years	375,859	380,865	14,976,291	14,842,156
	1,508,353	1,520,027	18,215,244	18,129,203
Mortgage-backed securities and SBA pools, due in monthly installments	24,195,843	23,235,290	-	-
	$25,704,196	$24,755,317	$18,215,244	$18,129,203

December 31, 2017

Within one year	$-	$-	$165,677	$168,260
Over one to five years	-	-	780,336	794,512
Over five to ten years	1,133,940	1,150,564	1,792,019	1,831,833
Over ten years	376,908	388,643	15,466,150	15,513,022
	1,510,848	1,539,207	18,204,182	18,307,627
Mortgage-backed securities and SBA pools, due in monthly installments	26,948,103	26,390,303	-	-
	$28,458,951	$27,929,510	$18,204,182	$18,307,627

Securities with a carrying value of $28,425,591 and $31,982,381 as of June 30, 2018 and December 31, 2017, respectively, were pledged as collateral for Federal Home Loan Bank advances, government deposits and securities sold under repurchase agreements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

3.	Investment Securities (continued)

The following table sets forth the Company’s gross unrealized losses on a continuous basis for investments in debt securities, by category and length of time, at June 30, 2018 and December 31, 2017.

June 30, 2018	Less than 12 months		12 months or more		Total
Description of investments	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

State and municipal	$3,673,970	$43,225	$2,900,289	$186,406	$6,574,259	$229,631
SBA pools	481,592	6,552	2,507,066	36,908	2,988,658	43,460
Mortgage-backed securities	2,661,167	90,365	17,585,465	826,728	20,246,632	917,093
Total	$6,816,729	$140,142	$22,992,820	$1,050,042	$29,809,549	$1,190,184

December 31, 2017	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
Description of investments	Fair value	losses	Fair value	losses	Fair value	losses

State and municipal	$812,630	$1,519	$3,444,443	$130,520	$4,257,073	$132,039
SBA pools	551,780	1,903	2,109,832	11,097	2,661,612	13,000
Mortgage-backed securities	2,871,597	41,413	19,571,511	512,249	22,443,108	553,662
Total	$4,236,007	$44,835	$25,125,786	$653,866	$29,361,793	$698,701

Management has the ability and intent to hold securities classified as held to maturity until they mature, at which time the Company should receive full value for the securities. As of June 30, 2018 and December 31, 2017, management did not have the intent to sell any of the held to maturity or available for sale securities with unrealized losses before a recovery of cost. The unrealized losses detailed in the table above were due to increases in market interest rates over the yields available at the time the underlying securities were purchased as well as other market conditions for each particular security based upon the structure and remaining principal balance. The fair values of the investment securities are expected to recover as the securities approach their maturity dates or repricing dates or if market yields for such investments decline. Based on the foregoing factors, as of June 30, 2018 and December 31, 2017, management believes that these unrealized losses are temporary and, accordingly, have not been recognized in the Company’s consolidated statement of income.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

4.	Loans

Major categories of loans are as follows:

	June 30,	December 31,
	2018	2017

Real estate:
Commercial	$242,116,569	$234,026,574
Construction and land development	22,494,576	18,160,366
Residential	59,418,252	59,241,416
Commercial	22,675,755	23,613,543
Consumer	493,483	554,017
	347,198,635	335,595,916
Less: Allowance for loan losses	2,731,955	2,458,911
Deferred origination fees net of costs	592,634	603,299
	$343,874,046	$332,533,706

Non-accrual loans, segregated by class of loans, were as follows:

	June 30,	December 31,
	2018	2017

Commercial real estate	$1,693,826	$2,245,743

At June 30, 2018, the Company had two nonaccrual commercial real estate loans totaling $1,693,826. The loans were secured by real estate and business assets, and were personally guaranteed. Gross interest income of $0 and $34,259 would have been recorded for the three and six months ended June 30, 2018, respectively, if these nonaccrual loans had been current and performing in accordance with the original terms. The Company allocated $225,701 of its allowance for loan losses for these nonaccrual loans.

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

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

4.	Loans (continued)

An age analysis of past due loans, segregated by type of loan, is as follows:

			90 Days				Past Due 90
	30 - 59 Days	60 - 89 Days	or More	Total		Total	Days or More
	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing
June 30, 2018
Real estate:
Commercial	$-	$-	$1,693,826	$1,693,826	$240,422,743	$242,116,569	$-
Construction and land development	-	-	-	-	22,494,576	22,494,576	-
Residential	-	-	45,816	45,816	59,372,436	59,418,252	45,816
Commercial	-	-	-	-	22,675,755	22,675,755	-
Consumer	-	-	-	-	493,483	493,483	-
Total	$-	$-	$1,739,642	$1,739,642	$345,458,993	$347,198,635	$45,816

December 31, 2017
Real estate:
Commercial	$-	$-	$2,245,743	$2,245,743	$231,780,831	$234,026,574	$-
Construction and land development	-	-	-	-	18,160,366	18,160,366	-
Residential	-	-	146,459	146,459	59,094,957	59,241,416	146,459
Commercial	-	-	-	-	23,613,543	23,613,543	-
Consumer	-	-	-	-	554,017	554,017	-
Total	$-	$-	$2,392,202	$2,392,202	$333,203,714	$335,595,916	$146,459

Impaired loans, segregated by class of loans, are set forth in the following table:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded	Interest
	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
June 30, 2018
Commercial real estate	$3,852,180	$2,158,354	$1,693,826	$3,852,180	$225,701	$4,517,681	$54,435

December 31, 2017
Commercial real estate	$5,458,182	$2,937,439	$2,245,743	$5,183,182	$127,213	$2,591,591	$268,652

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

At June 30, 2018, the Company had three loans classified as a TDR. The loans are included in impaired loans above and are commercial real estate loans with an aggregate balance of $3,852,180. One of the loans totaling $2,158,354 is paying as agreed and the other two totaling $1,693,826 are more than 90 days delinquent.

At December 31, 2017, the Company had three commercial real estate loans totaling $2,937,439 classified as TDRs. Two loans totaling $774,274 were restructured as TDRs during 2017 and were paid off during the quarter ended June 30, 2018. All are included in impaired loans above. The remaining loan is paying as agreed. There have been no charge-offs or allowances associated with these three loans.

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

Doubtful

A doubtful loan has all the weaknesses inherent in a substandard loan with the added characteristic that the weaknesses, based on currently existing facts, conditions, and values, make collection or liquidation in full highly questionable and improbable.

Loans by credit grade, segregated by loan type, are as follows:

		Above			Pass	Special
June 30, 2018	Excellent	average	Average	Acceptable	watch	mention	Substandard	Doubtful	Total

Real estate:
Commercial	$-	$5,558,119	$114,537,206	$94,808,467	$17,361,596	$7,527,095	$2,324,086	$-	$242,116,569
Construction and land development	-	1,222,941	7,310,422	9,438,403	4,522,810	-	-	-	22,494,576
Residential	40,075	1,337,672	30,523,560	23,430,988	3,442,182	-	643,775	-	59,418,252
Commercial	407,224	68,234	12,894,917	9,167,619	137,761	-	-	-	22,675,755
Consumer	-	90,521	313,676	57,817	-	-	2,040	29,429	493,483
	$447,299	$8,277,487	$165,579,781	$136,903,294	$25,464,349	$7,527,095	$2,969,901	$29,429	$347,198,635

		Above			Pass	Special
December 31, 2017	Excellent	average	Average	Acceptable	watch	mention	Substandard	Doubtful	Total

Real estate:
Commercial	$-	$6,115,925	$127,639,361	$79,619,726	$9,041,882	$5,391,589	$3,972,348	$2,245,743	$234,026,574
Construction and land development	-	173,633	9,288,372	4,978,964	3,719,397	-	-	-	18,160,366
Residential	53,948	1,260,128	35,254,016	18,659,174	3,363,570	-	650,580	-	59,241,416
Commercial	1,581,878	121,919	16,225,350	5,545,562	138,834	-	-	-	23,613,543
Consumer	5,210	96,484	351,093	70,171	-	-	2,640	28,419	554,017
	$1,641,036	$7,768,089	$188,758,192	$108,873,597	$16,263,683	$5,391,589	$4,625,568	$2,274,162	$335,595,916

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

The following table details activity in the allowance for loan losses by portfolio for the six months ended June 30, 2018 and 2017, and the year ended December 31, 2017. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
June 30, 2018	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,867,397	$39,796	$-	$154,500	$2,061,693	$225,701	$1,835,992	$3,852,180	$238,264,389
Construction and land development	223,274	34,898	(10,622)	-	247,550	-	247,550	-	22,494,576
Residential	247,953	7,914	-	-	255,867	-	255,867	-	59,418,252
Commercial	87,353	(7,632)	-	4,166	83,887	-	83,887	-	22,675,755
Consumer	7,027	(173)	-	-	6,854	-	6,854	-	493,483
Unallocated	25,907	50,197	-	-	76,104	-	76,104	-	-
	$2,458,911	$125,000	$(10,622)	$158,666	$2,731,955	$225,701	$2,506,254	$3,852,180	$343,346,455

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
June 30, 2017	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,717,749	$120,972	$-	$1,780	$1,840,501	$-	$1,840,501	$3,136,252	$229,552,790
Construction and land development	204,860	59,606	-	-	264,466	37,700	226,766	573,820	14,591,305
Residential	247,437	12,253	-	147	259,837	-	259,837	-	57,961,821
Commercial	125,260	(27,036)	-	-	98,224	-	98,224	145,719	20,468,951
Consumer	8,826	(1,377)	-	-	7,449	-	7,449	-	667,428
Unallocated	58,954	(39,418)	-	-	19,536	-	19,536	-	-
	$2,363,086	$125,000	$-	$1,927	$2,490,013	$86,859	$2,452,313	$3,855,791	$323,242,295

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
December 31, 2017	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,717,749	$419,868	$(275,000)	$4,780	$1,867,397	$127,213	$1,740,184	$5,183,182	$228,843,392
Construction and land development	204,860	65,850	(47,436)	-	223,274	-	223,274	-	18,160,366
Residential	247,437	368	-	148	247,953	-	247,953	-	59,241,416
Commercial	125,260	(41,240)	-	3,333	87,353	-	87,353	-	23,613,543
Consumer	8,826	(1,799)	-	-	7,027	-	7,027	-	554,017
Unallocated	58,954	(33,047)	-	-	25,907	-	25,907	-	-
	$2,363,086	$410,000	$(322,436)	$8,261	$2,458,911	$127,213	$2,331,698	$5,183,182	$330,412,734

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

5.	Capital Standards

Farmers and Merchants Bancshares, Inc. and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional, discretionary actions by the regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

Under the revised prompt corrective action requirements, as of January 1, 2015, insured depository institutions are required to meet the following in order to qualify as “well capitalized”: (i) a common equity Tier 1 risk-based capital ratio of 6.5%; (ii) a Tier 1 risk-based capital ratio of 8%; (iii) a total risk-based capital ratio of 10%; and (iv) a Tier 1 leverage ratio of 5%. Management believes that, as of June 30, 2018, the Bank met all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were fully in effect.

The implementation of the capital conservation buffer began on January 1, 2016, at the 0.625% level and will be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and does not have current applicability to the Bank. Management believes that, as of June 30, 2018, the Bank met all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.

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

The following table presents actual and required capital ratios as of June 30, 2018 and December 31, 2017, for the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of June 30, 2018 and December 31, 2017 based on the phase-in provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. Capital ratios of the Company are substantially the same as the Bank’s.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

5.	Capital Standards (continued)

			Minimum
			Capital Adequacy		To Be Well
(Dollars in thousands)	Actual		Phase-In Schedule		Capitalized
June 30, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$45,577	12.61%	$35,698	9.88%	$36,150	10.00%
Tier 1 capital (to risk-weighted assets)	42,845	11.85%	28,468	7.88%	28,920	8.00%
Common equity tier 1 (to risk- weighted assets)	42,845	11.85%	23,046	6.38%	23,497	6.50%
Tier 1 leverage (to average assets)	42,845	10.35%	16,565	4.00%	20,706	5.00%

			Minimum
			Capital Adequacy		To Be Well
(Dollars in thousands)	Actual		Phase-In Schedule		Capitalized
December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$44,039	12.54%	$32,477	9.25%	$35,110	10.00%
Tier 1 capital (to risk-weighted assets)	41,580	11.84%	25,455	7.25%	28,088	8.00%
Common equity tier 1 (to risk- weighted assets)	41,580	11.84%	20,188	5.75%	22,822	6.50%
Tier 1 leverage (to average assets)	41,580	10.31%	16,135	4.00%	20,169	5.00%

As of June 30, 2018, the most recent notification from the FDIC has categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain ratios as set forth in the table. There have been no conditions or events since that notification that management believes have changed the Bank’s category.

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

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

6.     Fair Value (continued)

The fair value hierarchy is as follows:

●	Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

●

Level 2: Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data.

●	Level 3: Significant unobservable inputs that reflect the Company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The Company uses the following methods and significant assumptions to estimate the fair values of the following assets:

●

Securities available for sale: The fair values of securities available for sale are determined by obtaining quoted prices from a nationally recognized securities pricing agent. If quoted market prices are not available, fair value is determined using quoted market prices for similar securities.

●

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

●

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

The following table summarizes financial assets measured at fair value on a recurring and nonrecurring basis as of June 30, 2018 and December 31, 2017, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

6.     Fair Value (continued)

	Carrying Value:
	Level 1	Level 2	Level 3	Total
June 30, 2018

Recurring
Available for sale securities
State and municipal	$-	$1,520,027	$-	$1,520,027
SBA pools	-	2,988,658	-	2,988,658
Mortgage-backed securities	-	20,246,632	-	20,246,632
	$-	$24,755,317	$-	$24,755,317

Equity security at fair value
Mutual fund	$497,883	$-	$-	$497,883

Nonrecurring
Other real estate owned	$-	$-	$265,500	$265,500
Impaired loans	-	-	3,626,479	3,626,479

December 31, 2017

Recurring
Available for sale securities
State and municipal	$-	$1,539,207	$-	$1,539,207
SBA pools	-	3,199,846	-	3,199,846
Mortgage-backed securities	-	23,190,457	-	23,190,457
	$-	$27,929,510	$-	$27,929,510

Equity security at fair value
Mutual fund	$503,881	$-	$-	$503,881

Nonrecurring
Other real estate owned	$-	$-	$265,500	$265,500
Impaired loans	-	-	5,055,969	5,055,969

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

6.     Fair Value (continued)

The estimated fair value of financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of the valuation inputs were as follows:

	June 30, 2018		December 31, 2017
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets
Level 1 inputs
Cash and cash equivalents	$7,575,780	$7,575,780	$7,237,385	$7,237,385
Level 2 inputs
Securities held to maturity	18,215,244	18,129,203	18,204,182	18,307,627
Mortgage loans held for sale	1,265,165	1,279,388	327,700	332,558
Federal Home Loan Bank stock	682,100	682,100	1,063,600	1,063,600
Level 3 inputs
Loans, net	343,874,046	340,906,635	332,533,706	332,689,848

Financial liabilities
Level 1 inputs
Noninterest-bearing deposits	$62,921,659	$62,921,659	$64,403,133	$64,403,133
Securities sold under repurchase agreements	18,521,862	18,521,862	21,768,507	21,768,507
Level 2 inputs
Interest-bearing deposits	277,354,227	260,584,227	255,393,291	244,403,281
Federal Home Loan Bank advances	7,500,000	7,454,000	17,000,000	16,957,000

The fair value of mortgage loans held for sale is determined by the expected sales price. Beginning in the first quarter 2018 the fair value of loans were determined using an exit price methodology as prescribed by ASU 2016-01, which became effective in the first quarter of 2018. The exit price estimation of fair value is based on the present value of the expected cash flows. The projected cash flows are based on the contractual terms of the loans, adjusted for prepayments and use of a discount rate based on the relative risk of the cash flows, taking into account the loan type, maturity of the loan, liquidity risk, servicing costs, and a required return on debt and capital (Level 3). In addition, an incremental liquidity discount is applied to certain loans, using historical sales of loans during periods of similar economic conditions as a benchmark. In comparison, loan fair values as of December 31, 2017 were estimated based on an entrance price methodology.  As a result, the fair value adjustments as of June 30, 2018 and December 31, 2017 are not comparable.

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

Basic earnings per share is determined by dividing net income available to stockholders by the weighted-average number of shares of common stock outstanding during the period and does not include the effect of any potentially dilutive common stock equivalents, giving retroactive effect to stock dividends declared during the period. Diluted earnings per share is determined in the same manner, except that the weighted-average number of shares of common stock outstanding is adjusted for the dilutive effect of outstanding common stock equivalents. The following table sets forth the calculation of basic and diluted earnings per share for the six-and three-month periods ended June 30, 2018 and 2017. There were no common stock equivalents outstanding for the six-and three-month periods ended June 30, 2018 or 2017.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Net income	$1,145,247	$1,134,889	$2,267,183	$2,118,446

Weighted average shares outstanding	1,667,943	1,656,390	1,667,889	1,656,390

Earnings per share - basic and diluted	$0.69	$0.69	$1.36	$1.28

8.	Retirement Plans

The Company has a profit sharing plan qualifying under Section 401(k) of the Internal Revenue Code. All employees age 21 or more with six months of service are eligible for participation in the plan. The Company matches employee contributions up to 4% of total compensation and may make additional discretionary contributions. Employee and employer contributions are 100% vested when made. The Company’s contributions to this plan were $39,334 and $36,286 for the three months ended June 30, 2018 and 2017, respectively, and $87,988 and $79,746 for the six months ended June 30, 2018 and 2017, respectively.

The Company has entered into agreements with 12 employees to provide certain life insurance benefits payable in connection with policies of life insurance on those employees that are owned by the Company. Each of the agreements provides for the amount of death insurance benefits to be paid to beneficiaries of the insured. For this plan, the Company expensed $1,419 and $1,307 for the three months ended June 30, 2018 and 2017, respectively, and $2,837 and $2,614 for the six months ended June 30, 2018 and 2017, respectively.

In 2010 and 2015, the Company adopted supplemental executive retirement plans for three of its executives. The plans provide cash compensation to the executive officers under certain circumstances, including a separation of service. The benefits vest over the period from adoption to a specified age for each executive. The Company recorded expenses, including interest, of $60,000 and $63,600 for the three months ended June 30, 2018 and 2017, respectively, and $120,000 and $127,200 for the six months ended June 30, 2018 and 2017, respectively, for these plans.

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

Estimates and Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. See Note 1 of the Notes to the audited consolidated financial statements as of and for the year ended December 31, 2017, which were included in Item 8 of Part II of Farmers and Merchants Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017. On an on-going basis, management evaluates estimates, including those related to loan losses and intangible assets, other-than-temporary impairment (“OTTI”) of investment securities, income taxes, and fair value of investments. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated financial statements.

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

Financial Condition

Total assets increased by $9,518,876 or 2.4% during the first half of 2018 to $412,423,345 at June 30, 2018 from $402,904,469 at December 31, 2017. The increase in total assets was due primarily to increases of $11,340,340 in loans and $937,465 in loans held for sale, offset by a decrease of $3,174,193 in securities available for sale.

Total liabilities increased $8,005,876 or 2.2% during the first half of 2018 to $369,111,413 at June 30, 2018 from $361,105,537 at December 31, 2017. The increase was due primarily to an increase of $20,479,462 in deposits, offset by reductions of $9,500,000 in advances from the Federal Home Loan Bank of Atlanta (“FHLB”) and $3,246,645 in securities sold under repurchase agreements.

Stockholders’ equity increased by $1,513,000 during the first half of 2018 to $43,311,932 at June 30, 2018 from $41,798,932 at December 31, 2017. The increase was due primarily to net income for the period of $2,267,183, offset by dividends paid, net of reinvestments, of $451,713 and a decrease of $293,604 in accumulated other comprehensive income.

Loans

Major categories of loans at June 30, 2018 and December 31, 2017 are as follows:

	June 30,		December 31,
	2018		2017

Real estate:
Commercial	$242,116,569	70%	$234,026,574	70%
Construction/Land development	22,494,576	6%	18,160,366	5%
Residential	59,418,252	17%	59,241,416	18%
Commercial	22,675,755	7%	23,613,543	7%
Consumer	493,483	0%	554,017	0%
	347,198,635	100%	335,595,916	100%
Less: Allowance for loan losses	2,731,955		2,458,911
Deferred origination fees net of costs	592,634		603,299
	$343,874,046		$332,533,706

Loans increased by $11,340,340 or 3.4% to $343,874,046 at June 30, 2018 from $332,533,706 at December 31, 2017. The growth was due primarily to an $8,089,995 increase in commercial real estate loans and a $4,334,210 increase in construction/land development loans, offset by a reduction in commercial loans of $937,788. The allowance for loan losses increased $273,044 to $2,731,955 at June 30, 2018, compared to $2,458,911 at December 31, 2017.

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

An age analysis of past due loans, segregated by class of loans, as of June 30, 2018 and December 31, 2017, is as follows:

			90 Days				Past Due 90
	30 - 59 Days	60 - 89 Days	or more	Total		Total	Days or More
	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing
June 30, 2018
Real estate:
Commerical	$-	$-	$1,693,826	$1,693,826	$240,422,743	$242,116,569	$-
Construction/Land development	-	-	-	-	22,494,576	22,494,576	-
Residential	-	-	45,816	45,816	59,372,436	59,418,252	45,816
Commercial	-	-	-	-	22,675,755	22,675,755	-
Consumer	-	-	-	-	493,483	493,483	-

Total	$-	$-	$1,739,642	$1,739,642	$345,458,993	$347,198,635	$45,816

			90 Days				Past Due 90
	30 - 59 Days	60 - 89 Days	or more	Total		Total	Days or More
	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing
December 31, 2017
Real estate:
Commerical	$-	$-	$2,245,743	$2,245,743	$231,780,831	$234,026,574	$-
Construction/Land development	-	-	-	-	18,160,366	18,160,366	-
Residential	-	-	146,459	146,459	59,094,957	59,241,416	146,459
Commercial	-	-	-	-	23,613,543	23,613,543	-
Consumer	-	-	-	-	554,017	554,017	-

Total	$-	$-	$2,392,202	$2,392,202	$333,203,714	$335,595,916	$146,459

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

Non-accrual loans as of June 30, 2018 and December 31, 2017, segregated by class of loans, were as follows:

	June 30,	December 31,
	2018	2017

Commercial real estate	$1,693,826	$2,245,743

At June 30, 2018, the Company had two nonaccrual commercial real estate loans totaling $1,693,826. The loans were secured by real estate and business assets, and were personally guaranteed. Gross interest income of $0 and $34,259 would have been recorded for the three and six months ended June 30, 2018, respectively, if these nonaccrual loans had been current and performing in accordance with their original terms. The Company allocated $225,701 of its allowance for loan losses for these nonaccrual loans.

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

At June 30, 2018, the Company had one loan totaling $45,816 that was delinquent 90 days or greater other than the nonaccrual loans discussed above. The loan was secured by residential real estate.

Impaired loans as of June 30, 2018 and December 31, 2017 are set forth in the following table:

	June 30,	December 31,
	2018	2017

Impaired loans with no valuation allowance	$2,158,354	$2,937,439
Impaired loans with a valuation allowance	1,693,826	2,245,743
Total impaired loans	$3,852,180	$5,183,182

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

At June 30, 2018, the Company had three loans classified as a TDR. The loans are included in impaired loans above and are commercial real estate loans with a balance of $3,852,180. One of the loans totaling $2,158,354 is paying as agreed and the other two totaling $1,693,826 are more than 90 days delinquent.

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

	June 30,	December 31,
	2018	2017

Restructured loans (TDRs):
Performing as agreed	$2,158,354	$2,937,439
Not performing as agreed	1,693,826	-
Total TDRs	$3,852,180	$2,937,439

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

The following table details activity in the allowance for loan losses by portfolio for the six months ended June 30, 2018 and 2017, and the year ended December 31, 2017. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
June 30, 2018	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,867,397	$39,796	$-	$154,500	$2,061,693	$225,701	$1,835,992	$3,852,180	$238,264,389
Construction and land development	223,274	34,898	(10,622)	-	247,550	-	247,550	-	22,494,576
Residential	247,953	7,914	-	-	255,867	-	255,867	-	59,418,252
Commercial	87,353	(7,633)	-	4,166	83,887	-	83,887	-	22,675,755
Consumer	7,027	(173)	-	-	6,854	-	6,854	-	493,483
Unallocated	25,907	50,197	-	-	76,104	-	76,104	-	-
	$2,458,911	$125,000	$(10,622)	$158,666	$2,731,955	$225,701	$2,506,254	$3,852,180	$343,346,455

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
June 30, 2017	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,717,749	$120,972	$-	$1,780	$1,840,501	$-	$1,840,501	$3,136,252	$229,552,790
Construction and land development	204,860	59,606	-	-	264,466	37,700	226,766	573,820	14,591,305
Residential	247,437	12,253	-	147	259,837	-	259,837	-	57,961,821
Commercial	125,260	(27,036)	-	-	98,224	-	98,224	145,719	20,468,951
Consumer	8,826	(1,377)	-	-	7,449	-	7,449	-	667,428
Unallocated	58,954	(39,418)	-	-	19,536	-	19,536	-	-
	$2,363,086	$125,000	$-	$1,927	$2,490,013	$37,700	$2,452,313	$3,855,791	$323,242,295

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
December 31, 2017	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,717,749	$419,868	$(275,000)	$4,780	$1,867,397	$127,213	$1,740,184	$5,183,182	$228,843,392
Construction and land development	204,860	65,850	(47,436)	-	223,274	-	223,274	-	18,160,366
Residential	247,437	368	-	148	247,953	-	247,953	-	59,241,416
Commercial	125,260	(41,240)	-	3,333	87,353	-	87,353	-	23,613,543
Consumer	8,826	(1,799)	-	-	7,027	-	7,027	-	554,017
Unallocated	58,954	(33,047)	-	-	25,907	-	25,907	-	-
	$2,363,086	$410,000	$(322,436)	$8,261	$2,458,911	$127,213	$2,331,698	$5,183,182	$330,412,734

The provision for loan losses for the six months ended June 30, 2018 and 2017 was $125,000.

During the six months ended June 30, 2018, the Company had loan charge-offs of $10,622 and had recoveries of $158,666 from loans written off in prior periods. During the six months ended June 30, 2017, the Company had no loan charge-offs and had recoveries of $1,927 from loans written off in prior periods.

As of June 30, 2018, the Company had $6,690,632 of loans on a watch list, other than impaired loans, for which the borrowers have the potential for experiencing financial difficulties. As of December 31, 2017, the Company had $7,079,718 of such loans. These loans are subject to ongoing management attention and their classifications are reviewed regularly.

Investment Securities

Investments in debt securities decreased $3,163,131 or 6.9% to $42,970,561 at June 30, 2018 from $46,133,692 at December 31, 2017. At June 30, 2018 and December 31, 2017, the Company had classified 58% and 61%, respectively, of the investment portfolio as available for sale. The balance of the portfolio was classified as held to maturity.

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

The following table sets forth the carrying value of investments in debt securities at June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017
Available for sale
State and municipal	$1,520,027	$1,539,207
SBA pools	2,988,658	3,199,846
Mortgage-backed securities	20,246,632	23,190,457
	$24,755,317	$27,929,510

Held to maturity
State and municipal	$18,215,244	$18,204,182

The following table sets forth the scheduled maturities of investments in debt securities at June 30, 2018:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Within 1 year	$-	$-	$675,383	$676,420
Over 1 to 5 years	261,799	251,020	1,101,989	1,116,837
Over 5 to 10 years	870,695	888,142	1,461,581	1,493,790
Over 10 years	375,859	380,865	14,976,291	14,842,156
	1,508,353	1,520,027	18,215,244	18,129,203
SBA Pools	3,032,118	2,988,658	-	-
Mortgage-backed securities	21,163,725	20,246,632	-	-
	$25,704,196	$24,755,317	$18,215,244	$18,129,203

SBA pools and mortgage-backed securities are due in monthly installments.

Other Real Estate Owned

Other real estate owned at June 30, 2018 and December 31, 2017 included one property with a carrying value of $265,500. The property is land in Cecil County, Maryland and was acquired through foreclosure in 2007. The property consists of 10.43 acres which is being sub-divided into four lots that will be marketed for sale in 2018.

Deposits

Total deposits increased by $20,479,462 or 6.4% during the first half of 2018 to $340,275,886 at June 30, 2018 from $319,796,424 at December 31, 2017. The increase in deposits was due to a $3,082,382 increase in interest bearing checking accounts, an $878,966 increase in savings accounts, and a $21,163,226 increase in time deposits, offset by a $3,163,638 decrease in money market accounts and a $1,481,474 decrease in noninterest-bearing accounts.

The following table shows the average balances and average costs of deposits for the six months ended June 30, 2018 and 2017:

	June 30, 2018		June 30, 2017
	Average		Average
	Balance	Cost	Balance	Cost

Noninterest bearing demand deposits	$61,541,369	0.00%	$59,316,396	0.00%
Interest bearing demand deposits	44,916,486	0.14%	41,836,281	0.13%
Savings and money market deposits	96,296,850	0.22%	105,643,475	0.23%
Time deposits	126,954,931	1.50%	104,109,381	0.95%
	$329,709,636	0.66%	$310,905,533	0.41%

Liquidity Management

Liquidity describes our ability to meet financial obligations that arise out of the ordinary course of business. Liquidity is primarily needed to meet depositor withdrawal requirements, to fund loans, and to fund our other debts and obligations as they come due in the normal course of business. We maintain our asset liquidity position internally through short-term investments, the maturity distribution of the investment portfolio, loan repayments, and income from earning assets. On the liability side of the balance sheet, liquidity is affected by the timing of maturing liabilities and the ability to generate new deposits or borrowings as needed. The Bank is approved to borrow 75% of eligible pledged single family residential loans and 50% of eligible pledged commercial loans as well as investment securities, or approximately $50.7 million under a secured line of credit with the FHLB. The Bank also has a facility with the Federal Reserve Bank of Richmond (the “Reserve Bank”) under which the Bank can borrow approximately $31.1 million. Finally, the Bank has an $11,000,000 ($2,000,000 unsecured and $9,000,000 secured) overnight federal funds line of credit available from a commercial bank. FHLB advances of $7,500,000 and $17,000,000 were outstanding as of June 30, 2018 and December 31, 2017, respectively. There were no borrowings from the Reserve Bank or our commercial bank lender at June 30, 2018 and December 31, 2017. Management believes that we have adequate liquidity sources to meet all anticipated liquidity needs over the next 12 months. Management knows of no trend or event which is likely to have a material impact on our ability to maintain liquidity at satisfactory levels.

Borrowings and Other Contractual Obligations

The Company’s contractual obligations consist primarily of borrowings and operating leases for various facilities.

Securities sold under agreements to repurchase represent overnight borrowings from customers. Securities owned by the Company which are used as collateral for these borrowings are primarily U.S. government agency securities.

Specific information about the Company’s borrowings and contractual obligations is set forth in the following table:

		June 30,	December 31,
		2018	2017
Amount oustanding at period-end:
Securities sold under repurchase agreements		$18,521,862	$21,768,507
Federal Home Loan Bank advances		7,500,000	17,000,000
Federal Home Loan Bank advances mature in:
	2018	4,500,000	14,000,000
	2019	3,000,000	3,000,000
Weighted average rate paid at period-end:
Securites sold under repurchase agreements		0.69%	0.66%
Federal Home Loan Bank advances		1.54%	1.20%

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

The following table presents actual and required capital ratios as of June 30, 2018 and December 31, 2017 for the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of June 30, 2018 and December 31, 2017, based on the phase-in provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

			Minimum
			Capital Adequacy		To Be Well
(Dollars in thousands)	Actual		Phased In Schedule		Capitalized
June 30, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$45,577	12.61%	$35,698	9.88%	$36,150	10.00%
Tier 1 capital (to risk-weighted assets)	42,845	11.85%	28,468	7.88%	28,920	8.00%
Common equity tier 1 (to risk- weighted assets)	42,845	11.85%	23,046	6.38%	23,497	6.50%
Tier 1 leverage (to average assets)	42,845	10.35%	16,565	4.00%	20,706	5.00%

December 31, 2017

Total capital (to risk-weighted assets)	$44,039	12.54%	$32,477	9.25%	$35,110	10.00%
Tier 1 capital (to risk-weighted assets)	41,580	11.84%	25,455	7.25%	28,088	8.00%
Common equity tier 1 (to risk- weighted assets)	41,580	11.84%	20,188	5.75%	22,822	6.50%
Tier 1 leverage (to average assets)	41,580	10.31%	16,135	4.00%	20,169	5.00%

The Company intends to fund future growth primarily with cash, federal funds, maturities of investment securities and deposit growth. Management knows of no other trend or event that will have a material impact on capital.

Off-Balance Sheet Arrangements

In the normal course of business, the Bank makes commitments to extend credit and issues standby letters of credit. Outstanding loan commitments, unused lines of credit, and letters of credit as of June 30, 2018 and December 31, 2017 are as follows:

	June 30,	December 31,
	2018	2017

Loan commitments
Construction and land development	$1,425,200	$-
Commercial	903,614	1,295,000
Commercial real estate	11,777,322	7,478,500
Residential	2,199,000	660,000
	$16,305,136	$9,433,500

Unused lines of credit
Home-equity lines	$3,590,375	$3,390,515
Commercial lines	27,194,634	36,614,548
	$30,785,009	$40,005,063

Letters of credit	$1,899,183	$1,827,513

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

RESULTS OF OPERATIONS

Comparison of Operating Results for the Six Months Ended June 30, 2018 and 2017

General

Net income for the six months ended June 30, 2018 was $2,267,183, compared to $2,118,446 for the same period of 2017. The increase of $148,737 or 7.02% was due to a $226,537 increase in net interest income and a $295,286 decrease in income taxes, offset by a $179,915 increase in noninterest expense and a $193,171 decrease in noninterest income.

Net Interest Income

Net interest income, which is the difference between interest income on loans and investments and interest expense on deposits and borrowings, was $7,526,578 for the six months ended June 30, 2018, compared to $7,300,041 for the same period of 2017.

Total interest income for the six months ended June 30, 2018 was $8,643,252, compared to $8,098,372 for the same period of 2017, an increase of $544,880 or 6.73%.

Total interest income on loans for the six months ended June 30, 2018 increased $600,909 over the same period of 2017 due to a $29 million higher average loan balance for the first six months of 2018 when compared to the same period of 2017, offset by a lower loan yield of 4.68% for the first six months of 2018 versus 4.73% for the same period of 2017. Investment income for the first six months of 2018 decreased by $81,239 or 12.1% when compared to the same period of 2017 due to a $6.5 million lower average investment balance and a decrease in fully-taxable equivalent yield to 2.94% for six months ended June 30, 2018, compared to 3.21% for the same period of 2017. The fully-taxable equivalent yield on total interest-earning assets decreased 2 basis points to 4.44% for the six months ended June 30, 2018, compared to 4.46% for the same period of 2017. The average balance of total interest-earning assets increased by $22.4 million to $393 million for the six months ended June 30, 2018, compared to $371 million for the same period of 2017.

Total interest expense for the six months ended June 30, 2018 was $1,116,674, compared to $798,331 for the same period of 2017, an increase of $318,343 or 39.9%. The increase was due to a higher overall cost of funds of 0.74% for the six months ended June 30, 2018, compared to 0.55% for the same period of 2017, and a $13.1 million increase in the average balance of interest-bearing liabilities to $302.7 million in the first six months of 2018, compared to $289.6 million in the same period of 2017. Cost of funds for time deposits increased to 1.26% for the six months ended June 30, 2018 from 0.95% for the same period of 2017. Securities sold under repurchase agreements cost of funds also increased to 0.69% for the first six months of 2018 from 0.65% for the first six months of 2017. FHLB advances cost of funds also increased to 1.50% for the first six months of 2018 from 1.16% for the first six months of 2017.

Average noninterest-earning assets decreased by $2.8 million to $16.5 million in the first six months of 2018, compared to $19.3 million in the same period of 2017. Average noninterest-bearing deposits increased by $2.2 million to $61.5 million during the first six months of 2018, compared to $59.3 million in the same period of 2017. The average balance in stockholders’ equity increased by $3.5 million for the six months ended June 30, 2018, when compared with the same period of 2017.

The FRB has raised rates six times over the last 24 months. The cost of deposits and borrowings has increased over that time. However, the yields on loans continue to decline as those with higher rates mature or payoff and are replaced by lower yielding loans and investments. Management anticipates that the FRB will continue to raise rates over the next few years. Management will closely monitor its asset-liability position so that it can respond to any future changes in interest rates and/or changes to the Bank’s interest rate spread.

The following table sets forth information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities for the six-month periods ended June 30, 2018 and 2017. Average balances are also provided for noninterest-earning assets and noninterest-bearing liabilities.

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
Assets:
Loans	$341,034,018	$7,982,139	4.68%	$312,050,387	$7,381,230	4.73%
Securities, taxable	27,640,502	308,009	2.23%	33,682,115	372,187	2.21%
Securities, tax exempt	17,700,079	358,563	4.05%	18,177,304	459,603	5.06%
Federal funds sold and other interest-earning assets	6,665,463	75,202	2.26%	6,776,653	47,979	1.42%
Total interest-earning assets	393,040,062	8,723,913	4.44%	370,686,459	8,260,999	4.46%
Noninterest-earning assets	16,523,171			19,343,666
Total assets	$409,563,233			$390,030,125

Liabilities and Stockholders’ Equity:
NOW, savings, and money market	$141,213,336	137,403	0.19%	$147,479,756	148,681	0.20%
Certificates of deposit	126,954,931	800,923	1.26%	104,109,381	495,003	0.95%
Securities sold under repurchase agreements	20,026,582	69,401	0.69%	25,844,306	84,287	0.65%
FHLB advances and other borrowings	14,493,923	108,947	1.50%	12,176,796	70,360	1.16%
Total interest-bearing liabilities	302,688,772	1,116,674	0.74%	289,610,239	798,331	0.55%

Noninterest-bearing deposits	61,541,369			59,316,396
Noninterest-bearing liabilities	2,455,963			1,684,081
Total liabilities	366,686,104			350,610,716
Stockholders' equity	42,877,129			39,419,409
Total liabilities and stockholders' equity	$409,563,233			$390,030,125

Net interest income		$7,607,239			$7,462,668

Interest rate spread			3.70%			3.91%

Net yield on interest-earning assets			3.87%			4.03%

Ratio of average interest-earning assets to Average interest-bearing liabilities			129.85%			127.99%

Interest on tax-exempt securities and other tax-exempt investments are reported on fully taxable equivalent basis.

Noninterest Income

Noninterest income for the six months ended June 30, 2018 was $631,611, compared to $824,782 for the same period of 2017, a decrease of $193,171 or 23.42%. A decrease in net gain on sale of loans of $157,055 drove the decrease, along with a decrease in service charges on deposit accounts of $17,272, and an unrealized loss of $11,479 on equity securities recorded at fair value.

Noninterest Expense

Noninterest expenses for the six months ended June 30, 2018 totaled $5,258,170, compared to $5,078,255 for the same period of 2017, an increase of $179,915 or 3.5%. The increase was due primarily to increases in salaries and benefits of $167,195.

Income Tax Expense

Income tax expense for the six months ended June 30, 2018 was $507,836, compared to $803,122 for the same period of 2017. The effective tax rate was 18.3% for the six months ended June 30, 2018, compared to 27.5% for the same period of 2017. The decreases in both income tax expense and the effective tax rate resulted from the reduction of the statutory federal rate applicable to C corporations from 34% to 21% as a result of the Tax Cuts and Jobs Act enacted in December 2017.

Comparison of Operating Results for the Three Months Ended June 30, 2018 and 2017

Net income for the three months ended June 30, 2018 was $1,145,247, compared to $1,134,889 for the same period of 2017. The increase of $10,358 or 0.91% was due to a $95,451 increase in net interest income and a $200,042 decrease in income taxes, offset by a $53,893 increase in noninterest expense and a $231,242 decrease in noninterest income.

Net Interest Income

Net interest income was $3,804,593 for the three months ended June 30, 2018, compared to $3,709,142 for the same period of 2017.

Total interest income for the three months ended June 30, 2018 was $4,385,506, compared to $4,121,760 for the same period of 2017, an increase of $263,746 or 6.4%.

Total interest income on loans for the three months ended June 30, 2018 increased $283,922 over the same period of 2017 due to a $27.9 million higher average loan balance for the three months ended June 30, 2018 when compared to the same period of 2017, offset by a lower loan yield of 4.70% for the three months ended June 30, 2018 versus 4.75% for the same period of 2017. Investment income for the three months ended June 30, 2018 decreased by $35,863 or 10.91% when compared to the same period of 2017 due to a $7.1 million lower average investment balance and a decrease in fully-taxable equivalent yield to 2.97% for three months ended June 30, 2018, compared to 3.13% for the same period of 2017. The fully-taxable equivalent yield on total interest-earning assets was 4.46% for the three months ended June 30, 2018 and 2017. The average balance of total interest-earning assets increased by $20.9 million to $397.7 million for the three months ended June 30, 2018, compared to $376.8 million for the same period of 2017.

Total interest expense for the three months ended June 30, 2018 was $580,913, compared to $412,618 for the same period of 2017, an increase of $168,295 or 40.8%. The increase was due to a higher overall cost of funds of 0.76% for the three months ended June 30, 2018, compared to 0.56% for the same period of 2017, and a $11.4 million increase in the average balance of interest-bearing liabilities to $305 million in the three months ended June 30, 2018, compared to $293.7 million in the same period of 2017. Cost of funds for time deposits increased to 1.32% for the three months ended June 30, 2018 from 0.96% for the same period of 2017. Securities sold under repurchase agreements cost of funds also increased to 0.72% for the three months ended June 30, 2018 from 0.66% for the same period of 2017. FHLB advances cost of funds increased to 1.56% for the three months ended June 30, 2018 from 1.17% for the same period of 2017.

Average noninterest-earning assets decreased by $3.2 million to $15.4 million for the three months ended June 30, 2018, compared to $18.6 million in the same period of 2017. Average noninterest-bearing deposits increased by $2.6 million to $62.2 million during the three months ended June 30, 2018, compared to $59.6 million in the same period of 2017. The average balance in stockholders’ equity increased by $3.2 million for the three months ended June 30, 2018 when compared with the same period of 2017.

The following table sets forth information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities for the three-month periods ended June 30, 2018 and 2017. Average balances are also provided for noninterest-earning assets and noninterest-bearing liabilities.

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
Assets:
Loans	$344,844,889	$4,048,984	4.70%	$316,936,352	$3,765,062	4.75%
Securities, taxable	26,968,356	151,576	2.25%	33,353,651	175,124	2.10%
Securities, tax exempt	17,702,843	180,068	4.07%	18,449,733	229,675	4.98%
Federal funds sold and other interest-earning assets	8,178,822	46,685	2.28%	8,011,113	29,687	1.48%
Total interest-earning assets	397,694,910	4,427,313	4.46%	376,750,849	4,199,548	4.46%
Noninterest-earning assets	15,381,884			18,626,127
Total assets	$413,076,794			$395,376,976

Liabilities and Stockholders’ Equity:
NOW, savings, and money market	$143,245,471	70,200	0.20%	$149,220,473	75,322	0.20%
Certificates of deposit	130,577,083	429,716	1.32%	107,241,134	257,557	0.96%
Securities sold under repurchase agreements	19,453,450	35,012	0.72%	22,867,851	37,772	0.66%
FHLB advances and other borrowings	11,769,231	45,985	1.56%	14,362,637	41,967	1.17%
Total interest-bearing liabilities	305,045,235	580,913	0.76%	293,692,095	412,618	0.56%

Noninterest-bearing deposits	62,212,060			59,571,704
Noninterest-bearing liabilities	2,487,567			1,986,241
Total liabilities	369,744,862			355,250,040
Stockholders' equity	43,331,932			40,126,936
Total liabilities and stockholders' equity	$413,076,794			$395,376,976

Net interest income		$3,846,400			$3,786,930

Interest rate spread			3.70%			3.90%

Net yield on interest-earning assets			3.87%			4.02%

Ratio of average interest-earning assets to Average interest-bearing liabilities			130.37%			128.28%

Interest on tax-exempt securities and other tax-exempt investments are reported on fully taxable equivalent basis.

Noninterest Income

Noninterest income for the three months ended June 30, 2018 was $290,496, compared to $521,738 for the same period of 2017, a decrease of $231,242 or 44.32%. A decrease in net gain on sale of loans of $217,563 drove the decrease, along with an unrealized loss of $11,479 on equity securities recorded at fair value.

Noninterest Expense

Noninterest expenses for the three months ended June 30, 2018 totaled $2,628,880, compared to $2,574,987 for the same period of 2017, an increase of $53,893 or 2.1%. The increase was due primarily to increases in salaries of $31,725 and occupancy expenses of $21,538. The salary increase was attributable to several new positions and annual salary increases.

Income Tax Expense

Income tax expense for the three months ended June 30, 2018 was $245,962, compared to $446,004 for the same period of 2017. The effective tax rate was 17.7% for the three months ended June 30, 2018, compared to 28.2% for the same period of 2017. The decreases in both income tax expense and the effective tax rate resulted from the reduction of the statutory federal rate applicable to C corporations from 34% to 21% as a result of the Tax Cuts and Jobs Act enacted in December 2017.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk is interest rate fluctuation and we have procedures in place to evaluate and mitigate this risk. This market risk and our procedures are described in Item 7 of Part II of Farmers and Merchants Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017 under the heading, “Interest Rate Risk”, which provides information as of December 31, 2017. Management believes that no material changes in market risk or our procedures used to evaluate and mitigate these risks have occurred since December 31, 2017.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act with the SEC, such as this Quarterly Report, is recorded, processed, summarized and reported within the periods specified in those rules and forms, and that such information is accumulated and communicated to our management, including Farmers and Merchants Bancshares, Inc.’s principal executive officer (“PEO”) and the principal financial officer (“PFO”), as appropriate, to allow for timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

An evaluation of the effectiveness of these disclosure controls as of June 30, 2018 was carried out under the supervision and with the participation of management, including the PEO and the PFO. Based on that evaluation, management, including the PEO and the PFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the quarter ended June 30, 2018, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1.     Legal Proceedings

None.

Item 1A.      Risk Factors

The risks and uncertainties to which our financial condition and operations are subject are discussed in detail in Item 1A of Part of Farmers and Merchants Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017 and in Item 1A of Part II of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2018. Management does not believe that any material changes in our risk factors have occurred since they were last disclosed.

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

FARMERS AND MERCHANTS BANCSHARES, INC.

Date: August 10, 2018	/s/ James R. Bosley, Jr.
James R. Bosley, Jr. President and Chief Executive Officer (Principal Executive Officer)

Date August 10, 2018	/s/ Mark C. Krebs
Mark C. Krebs, Treasurer and Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)