Form 10-Q
period 2018-09-30
Farmers & Merchants Bancshares, Inc.
filed 2018-11-13
CIK 1698022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,675,200 as of November 8, 2018.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30,	December 31,
	2018	2017
	(Unaudited)
Assets

Cash and due from banks	$9,773,804	$6,235,186
Federal funds sold and other interest-bearing deposits	2,844,890	1,002,199
Cash and cash equivalents	12,618,694	7,237,385
Certificates of deposit in other bank	342,000	100,000
Securities available for sale	23,409,440	27,929,510
Securities held to maturity	18,119,599	18,204,182
Equity security at fair value	496,916	503,881
Federal Home Loan Bank stock, at cost	575,800	1,063,600
Mortgage loans held for sale	150,000	327,700
Loans, less allowance for loan losses of $2,672,584 and $2,458,911	341,327,272	332,533,706
Premises and equipment	5,137,072	5,206,271
Accrued interest receivable	968,951	1,020,256
Deferred income taxes	1,145,214	998,032
Other real estate owned	210,150	265,500
Bank owned life insurance	7,012,864	6,891,590
Other assets	670,392	622,856
	$412,184,364	$402,904,469

Liabilities and Stockholders' Equity

Deposits
Noninterest-bearing	$59,561,564	$64,403,133
Interest-bearing	289,952,691	255,393,291
Total deposits	349,514,255	319,796,424
Securities sold under repurchase agreements	12,163,423	21,768,507
Federal Home Loan Bank of Atlanta advances	3,000,000	17,000,000
Accrued interest payable	296,868	180,620
Other liabilities	2,672,864	2,359,986
	367,647,410	361,105,537
Stockholders' equity
Common stock, par value $.01 per share, authorized 5,000,000 shares; issued and outstanding 1,675,200 shares in 2018 and 1,667,813 shares in 2017	16,752	16,678
Additional paid-in capital	27,086,751	26,869,796
Retained earnings	18,204,888	15,306,625
Accumulated other comprehensive income	(771,437)	(394,167)
	44,536,954	41,798,932
	$412,184,364	$402,904,469

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three months ended September 30		Nine months ended September 30
	2018	2017	2018	2017

Interest income
Loans, including fees	$4,189,626	$3,863,788	$12,171,765	$11,245,018
Investment securities - taxable	145,791	189,096	450,649	558,648
Investment securities - tax exempt	142,493	152,519	428,055	454,626
Federal funds sold and other interest earning assets	47,280	26,614	117,973	72,097
Total interest income	4,525,190	4,232,017	13,168,442	12,330,389

Interest expense
Deposits	604,697	357,200	1,543,023	1,000,884
Securities sold under repurchase agreements	42,841	37,208	112,242	121,495
Federal Home Loan Bank advances and other borrowings	16,480	48,397	125,427	118,757
Total interest expense	664,018	442,805	1,780,692	1,241,136
Net interest income	3,861,172	3,789,212	11,387,750	11,089,253

Provision for loan losses	(100,000)	225,000	25,000	350,000

Net interest income after provision for loan losses	3,961,172	3,564,212	11,362,750	10,739,253

Noninterest income
Service charges on deposit accounts	160,665	172,107	496,393	525,107
Mortgage banking income	105,144	76,916	219,805	185,649
Bank owned life insurance income	40,880	43,096	121,274	129,340
Net unrealized (loss) gain on equity securities	(3,869)	-	(15,348)	-
Gain (loss) on sale and write down of other real estate owned	(55,350)	-	(55,350)	-
Gain on sale of SBA loans	3,317	-	63,825	217,563
Other fees and commissions	21,634	20,873	73,433	80,115
Total noninterest income	272,421	312,992	904,032	1,137,774

Noninterest expense
Salaries	1,344,759	1,278,741	3,892,971	3,670,613
Employee benefits	328,258	317,231	1,018,280	996,398
Occupancy	168,759	152,157	535,448	503,578
Furniture and equipment	148,945	156,700	475,953	491,356
Other	606,346	594,879	1,932,585	1,916,018
Total noninterest expense	2,597,067	2,499,708	7,855,237	7,577,963

Income before income taxes	1,636,526	1,377,496	4,411,545	4,299,064
Income taxes	327,838	363,040	835,674	1,166,162
Net income	$1,308,688	$1,014,456	$3,575,871	$3,132,902

Earnings per share - basic and diluted	$0.78	$0.61	$2.14	$1.89

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net income	$1,308,688	$1,014,456	$3,575,871	$3,132,902

Other comprehensive income (loss), net of income taxes:

Securities available for sale
Net unrealized gain (loss) arising during the period	(115,428)	(13,552)	(534,867)	169,317
Reclassification adjustment for realized gains and losses included in net income	-	-	-	-
Total unrealized gain (loss) on investment securities available for sale	(115,428)	(13,552)	(534,867)	169,317
Income tax expense (benefit) relating to investment securities available for sale	(31,762)	(5,346)	(147,181)	66,787
Total other comprehensive income (loss)	(83,666)	(8,206)	(387,686)	102,530

Total comprehensive income	$1,225,022	$1,006,250	$3,188,185	$3,235,432

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Nine months ended September 30, 2018 and 2017

(Unaudited except for year-end amounts)

			Additional		Accumulated other	Total
	Common stock		paid-in	Retained	comprehensive	stockholders'
	Shares	Par value	capital	earnings	income	equity
Balance, December 31, 2016	1,656,390	$16,564	$26,562,919	$12,713,099	$(280,305)	$39,012,277

Net income	-	-	-	3,132,902	-	3,132,902
Unrealized gain on securities available for sale net of income tax expense of $66,787	-	-	-	-	102,530	102,530
Cash dividends, $0.37 per share	-	-	-	(612,864)	-	(612,864)
Dividends reinvested	4,310	43	112,760	-	-	112,803

Balance, September 30, 2017	1,660,700	$16,607	$26,675,679	$15,233,137	$(177,775)	$41,747,648

Balance, December 31, 2017	1,667,813	$16,678	$26,869,796	$15,306,625	$(394,167)	$41,798,932

Net income	-	-	-	3,575,871	-	3,575,871
Unrealized loss on securities available for sale net of income tax benefit of $147,181	-	-	-	-	(387,686)	(387,686)
Reclassification due to adoption of ASU No. 2016-01				(10,416)	10,416	-
Cash dividends, $0.40 per share	-	-	-	(667,192)	-	(667,192)
Dividends reinvested	7,337	73	215,406	-	-	215,479
Shares issued	50	1	1,549	-	-	1,550

Balance, September 30, 2018	1,675,200	$16,752	$27,086,751	$18,204,888	$(771,437)	$44,536,954

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

Nine Months Ended September 30,	2018	2017

Cash flows from operating activities
Interest received	$13,200,699	$12,459,877
Fees and commissions received	789,631	790,871
Interest paid	(1,664,444)	(1,193,825)
Proceeds from sale of mortgage loans held for sale	10,513,771	8,540,009
Origination of mortgage loans held for sale	(10,336,071)	(8,489,409)
Cash paid to suppliers and employees	(7,490,137)	(4,933,897)
Income taxes paid, net of refunds received	(588,898)	(1,166,162)
	4,424,551	6,007,464

Cash flows from investing activities
Proceeds from maturity and call of securities
Available for sale	3,867,038	5,441,743
Held to maturity	165,000	1,054,308
Purchase of securities
Available for sale	-	(1,132,225)
Held to maturity	(63,242)	(1,805,923)
Purchase of certificate of deposit	(242,000)	-
Loans made to customers, net of principal collected	(9,473,587)	(27,550,876)
Proceeds from sale of loans	729,511	2,752,563
(Purchase) redemption of stock in FHLB of Atlanta	487,800	(242,800)
Purchases of premises, equipment and software	(176,346)	(51,313)
	(4,705,826)	(21,534,523)

Cash flows from financing activities
Net increase (decrease) in
Noninterest-bearing deposits	(4,841,569)	(3,148,915)
Interest-bearing deposits	34,559,400	14,503,517
Securities sold under repurchase agreements	(9,605,084)	(3,663,750)
Federal Home Loan Bank of Atlanta advances	(14,000,000)	7,000,000
Dividends paid, net of reinvestments	(451,713)	(500,061)
Common stock issued	1,550	-

	5,662,584	14,190,791

Net increase (decrease) in cash and cash equivalents	5,381,309	(1,336,268)

Cash and cash equivalents at beginning of period	7,237,385	13,312,915
Cash and cash equivalents at end of period	$12,618,694	$11,976,647

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

Nine Months Ended September 30,	2018	2017

Reconciliation of net income to net cash provided by operating activities
Net income	$3,575,871	$3,132,902
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	289,097	320,966
Provision for loan losses	25,000	350,000
Write down of other real estate owned	55,350	-
Mutual fund dividend reinvested	(8,383)	(7,845)
Mutual fund unrealized loss included in net income	15,348	-
Gain on sale of loans	(63,825)	(217,563)
Decrease (increase) in mortgage loans held for sale	177,700	50,600
Amortization of premiums and accretion of discounts, net	100,989	79,969
Increase (decrease) in
Deferred loan fees	(10,665)	103,405
Accrued interest payable	116,248	47,311
Other liabilities	312,878	651,010
Decrease (increase) in
Accrued interest receivable	51,305	33,928
Bank owned life insurance cash surrender value	(121,274)	(129,340)
Other assets	(91,088)	1,592,121
	$4,424,551	$6,007,464

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

2.      Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods have been made. Such adjustments were normal and recurring in nature. The results of operations for the three months and nine months ended September 30, 2018 do not necessarily reflect the results that may be expected for the entire fiscal year ending December 31, 2018 or any other interim period. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2017, which are included in Farmers and Merchants Bancshares, Inc.’s Annual Report on Form 10-K.

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

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

2. Basis of Presentation (continued)

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 841).” Among other things, ASU 2016-02 will require lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company anticipates that the impact of ASU 2016-02’s implementation will be an equal increase in assets and liabilities of approximately $1,500,000.

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

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3.	Investment Securities

Investments in debt securities are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
September 30, 2018	cost	gains	losses	value

Available for sale

State and municipal	$1,507,082	$15,605	$12,208	$1,510,479
SBA pools	2,876,626	-	65,100	2,811,526
Mortgage-backed securities	20,090,040	-	1,002,605	19,087,435
	$24,473,748	$15,605	$1,079,913	$23,409,440

Held to maturity

State and municipal	$18,119,599	$86,106	$371,925	$17,833,780

	Amortized	Unrealized	Unrealized	Fair
December 31, 2017	cost	gains	losses	value

Available for sale

State and municipal	$1,510,848	$38,494	$10,135	$1,539,207
SBA pools	3,212,771	75	13,000	3,199,846
Mortgage-backed securities	23,735,332	8,787	553,662	23,190,457
	$28,458,951	$47,356	$576,797	$27,929,510

Held to maturity

State and municipal	$18,204,182	$225,349	$121,904	$18,307,627

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

3.      Investment Securities (continued)

Contractual maturities, shown below, will differ from actual maturities because borrowers and issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
September 30, 2018	cost	value	cost	value

Within one year	$-	$-	$1,014,723	$1,015,798
Over one to five years	261,200	248,992	591,356	599,648
Over five to ten years	870,575	884,072	1,857,648	1,864,639
Over ten years	375,307	377,415	14,655,872	14,353,695
	1,507,082	1,510,479	18,119,599	17,833,780
Mortgage-backed securities and SBA pools, due in monthly installments	22,966,666	21,898,961	-	-
	$24,473,748	$23,409,440	$18,119,599	$17,833,780

December 31, 2017

Within one year	$-	$-	$165,677	$168,260
Over one to five years	-	-	780,336	794,512
Over five to ten years	1,133,940	1,150,564	1,792,019	1,831,833
Over ten years	376,908	388,643	15,466,150	15,513,022
	1,510,848	1,539,207	18,204,182	18,307,627
Mortgage-backed securities and SBA pools, due in monthly installments	26,948,103	26,390,303	-	-
	$28,458,951	$27,929,510	$18,204,182	$18,307,627

Securities with a carrying value of $16,624,704 and $31,982,381 as of September 30, 2018 and December 31, 2017, respectively, were pledged as collateral for Federal Home Loan Bank advances, government deposits and securities sold under repurchase agreements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

3.      Investment Securities (continued)

The following table sets forth the Company’s gross unrealized losses on a continuous basis for investments in debt securities, by category and length of time, at September 30, 2018 and December 31, 2017.

September 30, 2018	Less than 12 months		12 months or more		Total
Description of investments	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

State and municipal	$6,087,478	$133,243	$2,848,929	$250,890	$8,936,407	$384,133
SBA pools	459,312	7,292	2,328,482	57,808	2,787,794	65,100
Mortgage-backed securities	1,745,320	70,100	17,342,115	932,505	19,087,435	1,002,605
Total	$8,292,110	$210,635	$22,519,526	$1,241,203	$30,811,636	$1,451,838

December 31, 2017	Less than 12 months		12 months or more		Total
Description of investments	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses

State and municipal	$812,630	$1,519	$3,444,443	$130,520	$4,257,073	$132,039
SBA pools	551,780	1,903	2,109,832	11,097	2,661,612	13,000
Mortgage-backed securities	2,871,597	41,413	19,571,511	512,249	22,443,108	553,662
Total	$4,236,007	$44,835	$25,125,786	$653,866	$29,361,793	$698,701

Management has the ability and intent to hold securities classified as held to maturity until they mature, at which time the Company should receive full value for the securities. As of September 30, 2018 and December 31, 2017, management did not have the intent to sell any of the securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased as well as other market conditions for each particular security based upon the structure and remaining principal balance. The fair values of the investment securities are expected to recover as the securities approach their maturity dates or repricing dates or if market yields for such investments decline. Based on the these factors, as of September 30, 2018 and December 31, 2017, management believes the unrealized losses detailed in the table above are temporary and, accordingly, none of these unrealized losses have been recognized in the Company’s consolidated statement of income.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

4.	Loans

Major categories of loans are as follows:

	September 30,	December 31,
	2018	2017

Real estate:
Commercial	$238,570,003	$234,026,574
Construction and land development	23,971,982	18,160,366
Residential	60,315,509	59,241,416
Commercial	21,238,222	23,613,543
Consumer	467,592	554,017
	344,563,308	335,595,916
Less: Allowance for loan losses	2,672,584	2,458,911
Deferred origination fees net of costs	563,452	603,299
	$341,327,272	$332,533,706

Non-accrual loans, segregated by class of loans, were as follows:

	September 30,	December 31,
	2018	2017

Commercial real estate	$1,678,811	$2,245,743

At September 30, 2018, the Company had two nonaccrual commercial real estate loans to one borrower totaling $1,678,811. The loans were secured by real estate and business assets, and were personally guaranteed. Gross interest income of $35,467 would have been recorded in 2018 if this nonaccrual loan had been current and performing in accordance with the original terms. The Company allocated $210,686 of its allowance for loan losses for this nonaccrual loan. A formal appraisal of the collateral of this loan by a certified appraiser will be completed in the fourth quarter. The Company will adjust the reserve amount or charge off a portion of the loan, if necessary based on the appraisal, in the fourth quarter of 2018.

At December 31, 2017, the Company had one nonaccrual commercial real estate loan totaling $2,245,743. The loan was secured by real estate and business assets, and was personally guaranteed. Gross interest income of $82,070 would have been recorded in 2017 if this nonaccrual loan had been current and performing in accordance with the original terms. The Company allocated $127,213 of its allowance for loan losses for this nonaccrual loan. The balance of the nonaccrual loan was net of charge-offs of $275,000 at December 31, 2017. The loan was paid off by the borrower during the three months ended June 30, 2018. The Company recorded a recovery of $151,000 during the three months ended June 30, 2018 and $46,660 during the three months ended September 30, 2018.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

4.	Loans (continued)

An age analysis of past due loans, segregated by type of loan, is as follows:

			90 Days				Past Due 90
	30 - 59 Days	60 - 89 Days	or More	Total		Total	Days or More
	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing
September 30, 2018
Real estate:
Commercial	$-	$-	$1,678,811	$1,678,811	$236,891,192	$238,570,003	$-
Construction and land development	-	-	-	-	23,971,982	23,971,982	-
Residential	11,625	-	44,254	55,879	60,259,630	60,315,509	44,254
Commercial	-	-	-	-	21,238,222	21,238,222	-
Consumer	-	-	-	-	467,592	467,592	-
Total	$11,625	$-	$1,723,065	$1,734,690	$342,828,618	$344,563,308	$44,254

December 31, 2017
Real estate:
Commercial	$-	$-	$2,245,743	$2,245,743	$231,780,831	$234,026,574	$-
Construction and land development	-	-	-	-	18,160,366	18,160,366	-
Residential	-	-	146,459	146,459	59,094,957	59,241,416	146,459
Commercial	-	-	-	-	23,613,543	23,613,543	-
Consumer	-	-	-	-	554,017	554,017	-
Total	$-	$-	$2,392,202	$2,392,202	$333,203,714	$335,595,916	$146,459

Impaired loans, segregated by class of loans, are set forth in the following table:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded	Interest
	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
September 30, 2018
Real estate:
Commercial real estate	$3,825,462	$2,146,651	$1,678,811	$3,825,462	$210,686	$4,504,322	$86,727
Residential real estate	44,254	44,254	-	44,254	-	22,127	1,724
	$3,869,716	$2,190,905	$1,678,811	$3,869,716	$210,686	$4,526,449	$88,451

December 31, 2017
Commercial real estate	$5,458,182	$2,937,439	$2,245,743	$5,183,182	$127,213	$2,591,591	$268,652

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

At September 30, 2018, the Company had one loan classified as a TDR. The loan is included in impaired loans above and is a commercial real estate loan with a balance of $2,146,651. The loan is paying as agreed.

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

Loans by credit grade, segregated by loan type, are as follows:

September 30, 2018	Excellent	Above average	Average	Acceptable	Pass watch	Special mention	Substandard	Doubtful	Total

Real estate:
Commercial	$-	$4,310,627	$106,444,516	$101,482,395	$16,831,595	$-	$9,500,870	$-	$238,570,003
Construction and land development	-	515,505	7,120,165	11,844,437	4,491,875	-	-	-	23,971,982
Residential	32,508	1,293,553	30,008,724	24,152,626	2,014,939	-	2,813,159	-	60,315,509
Commercial	404,743	26,140	9,714,023	9,213,255	1,880,061	-	-	-	21,238,222
Consumer	-	88,048	290,655	66,739	-	-	1,740	20,410	467,592
	$437,251	$6,233,873	$153,578,083	$146,759,452	$25,218,470	$-	$12,315,769	$20,410	$344,563,308

December 31, 2017	Excellent	Above average	Average	Acceptable	Pass watch	Special mention	Substandard	Doubtful	Total

Real estate:
Commercial	$-	$6,115,925	$127,639,361	$79,619,726	$9,041,882	$5,391,589	$3,972,348	$2,245,743	$234,026,574
Construction and land development	-	173,633	9,288,372	4,978,964	3,719,397	-	-	-	18,160,366
Residential	53,948	1,260,128	35,254,016	18,659,174	3,363,570	-	650,580	-	59,241,416
Commercial	1,581,878	121,919	16,225,350	5,545,562	138,834	-	-	-	23,613,543
Consumer	5,210	96,484	351,093	70,171	-	-	2,640	28,419	554,017
	$1,641,036	$7,768,089	$188,758,192	$108,873,597	$16,263,683	$5,391,589	$4,625,568	$2,274,162	$335,595,916

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

The following table details activity in the allowance for loan losses by portfolio for the nine months ended September 30, 2018 and 2017, and the year ended December 31, 2017. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
September 30,	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
2018	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,867,397	$(252,948)	$-	$202,660	$1,817,109	$210,686	$1,606,423	$3,825,462	$234,744,541
Construction and land development	223,274	99,933	(22,116)	1,462	302,553	-	302,553	-	23,971,982
Residential	247,953	143,681	-	-	391,634	-	391,634	44,254	60,271,255
Commercial	87,353	1,539	-	6,667	95,559	-	95,559	-	21,238,222
Consumer	7,027	(1,523)	-	-	5,504	-	5,504	-	467,592
Unallocated	25,907	34,318	-	-	60,225	-	60,225	-	-
	$2,458,911	$25,000	$(22,116)	$210,789	$2,672,584	$210,686	$2,461,898	$3,869,716	$340,693,592

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
September 30,	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
2017	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,717,749	$367,069	$-	$3,280	$2,088,098	$535,425	$1,552,673	$5,467,307	$223,963,470
Construction and land development	204,860	70,910	-	-	275,770	84,024	191,746	228,487	15,826,463
Residential	247,437	(6,779)	-	148	240,806	-	240,806	-	58,240,824
Commercial	125,260	(48,493)	-	-	76,767	-	76,767	135,971	18,728,030
Consumer	8,826	(1,653)	-	-	7,173	-	7,173	-	555,671
Unallocated	58,954	(31,054)	-	-	27,900	-	27,900	-	-
	$2,363,086	$350,000	$-	$3,428	$2,716,514	$619,449	$2,097,065	$5,831,765	$317,314,458

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
December 31,	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
2017	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,717,749	$419,868	$(275,000)	$4,780	$1,867,397	$127,213	$1,740,184	$5,183,182	$228,843,392
Construction and land development	204,860	65,850	(47,436)	-	223,274	-	223,274	-	18,160,366
Residential	247,437	368	-	148	247,953	-	247,953	-	59,241,416
Commercial	125,260	(41,240)	-	3,333	87,353	-	87,353	-	23,613,543
Consumer	8,826	(1,799)	-	-	7,027	-	7,027	-	554,017
Unallocated	58,954	(33,047)	-	-	25,907	-	25,907	-	-
	$2,363,086	$410,000	$(322,436)	$8,261	$2,458,911	$127,213	$2,331,698	$5,183,182	$330,412,734

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

5.	Capital Standards

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

The implementation of the capital conservation buffer began on January 1, 2016, at the 0.625% level and will be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and does not have current applicability to the Bank. Management believes that, as of September 30, 2018, the Bank met all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.

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

The following table presents actual and required capital ratios as of September 30, 2018 and December 31, 2017, for the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of September 30, 2018 and December 31, 2017 based on the phase-in provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

			Minimum
			Capital Adequacy		To Be Well
(Dollars in thousands)	Actual		Phase-In Schedule		Capitalized
September 30, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$46,543	13.01%	$35,325	9.88%	$35,772	10.00%
Tier 1 capital (to risk-weighted assets)	43,870	12.26%	28,170	7.88%	28,618	8.00%
Common equity tier 1 (to risk- weighted assets)	43,870	12.26%	22,805	6.38%	23,252	6.50%
Tier 1 leverage (to average assets)	43,870	10.56%	16,615	4.00%	20,769	5.00%

			Minimum
			Capital Adequacy		To Be Well
(Dollars in thousands)	Actual		Phase-In Schedule		Capitalized
December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$44,039	12.54%	$32,477	9.25%	$35,110	10.00%
Tier 1 capital (to risk-weighted assets)	41,580	11.84%	25,455	7.25%	28,088	8.00%
Common equity tier 1 (to risk- weighted assets)	41,580	11.84%	20,188	5.75%	22,822	6.50%
Tier 1 leverage (to average assets)	41,580	10.31%	16,135	4.00%	20,169	5.00%

Capital ratios of the Company are substantially the same as the Bank’s.

As of September 30, 2018, the most recent notification from the FDIC has categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain ratios as set forth in the table. There have been no conditions or events since that notification that management believes have changed the Bank’s category.

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

●	Equity security at fair value: The Company’s investment in an equity mutual fund is valued based on the net asset value of the fund, which is classified as Level 1.

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

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

6.     Fair Value (continued)

The following table summarizes financial assets measured at fair value on a recurring and nonrecurring basis as of September 30, 2018 and December 31, 2017, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Carrying Value:

	Level 1	Level 2	Level 3	Total
September 30, 2018

Recurring
Available for sale securities
State and municipal	$-	$1,510,479	$-	$1,510,479
SBA pools	-	2,811,526	-	2,811,526
Mortgage-backed securities	-	19,087,435	-	19,087,435
	$-	$23,409,440	$-	$23,409,440

Equity security at fair value
Mutual fund	$496,916	$-	$-	$496,916

Nonrecurring
Other real estate owned	$-	$-	$210,150	$210,150
Impaired loans	-	-	3,659,030	3,659,030

December 31, 2017

Recurring
Available for sale securities
State and municipal	$-	$1,539,207	$-	$1,539,207
SBA pools	-	3,199,846	-	3,199,846
Mortgage-backed securities	-	23,190,457	-	23,190,457
	$-	$27,929,510	$-	$27,929,510

Equity security at fair value
Mutual fund	$503,881	$-	$-	$503,881

Nonrecurring
Other real estate owned	$-	$-	$265,500	$265,500
Impaired loans	-	-	5,055,969	5,055,969

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

6.     Fair Value (continued)

The estimated fair value of financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of the valuation inputs were as follows:

	September 30, 2018		December 31, 2017
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets
Level 1 inputs
Cash and cash equivalents	$12,618,694	$12,618,694	$7,237,385	$7,237,385
Level 2 inputs
Securities held to maturity	18,119,599	17,833,780	18,204,182	18,307,627
Mortgage loans held for sale	150,000	152,015	327,700	332,558
Federal Home Loan Bank stock	575,800	575,800	1,063,600	1,063,600
Level 3 inputs
Loans, net	341,327,272	336,778,883	332,533,706	332,689,848

Financial liabilities
Level 1 inputs
Noninterest-bearing deposits	$59,561,564	$59,561,564	$64,403,133	$64,403,133
Securities sold under repurchase agreements	12,163,423	12,163,423	21,768,507	21,768,507
Level 2 inputs
Interest-bearing deposits	289,952,691	276,632,691	255,393,291	244,403,281
Federal Home Loan Bank advances	3,000,000	2,961,000	17,000,000	16,957,000

The fair value of mortgage loans held for sale is determined by the expected sales price. Beginning in the first quarter 2018, the fair value of loans were determined using an exit price methodology as prescribed by ASU 2016-01, which became effective in the first quarter 2018. The exit price estimation of fair value is based on the present value of the expected cash flows. The projected cash flows are based on the contractual terms of the loans, adjusted for prepayments and use of a discount rate based on the relative risk of the cash flows, taking into account the loan type, maturity of the loan, liquidity risk, servicing costs, and a required return on debt and capital (Level 3). In addition, an incremental liquidity discount is applied to certain loans, using historical sales of loans during periods of similar economic conditions as a benchmark. In comparison, loan fair values as of December 31, 2017 were estimated based on an entrance price methodology.  As a result, the fair value adjustments as of September 30, 2018 and December 31, 2017 are not comparable.

The fair values of noninterest and interest-bearing checking, savings, and money market deposit accounts are equal to their carrying amounts. The fair values of fixed-maturity time deposits are estimated based on interest rates currently offered for deposits of similar remaining maturities.

The fair value of credit commitments are considered to be the same as the contractual amounts, and are not included in the table above. These commitments generate fees that approximate those currently charged to originate similar commitments.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

7.      Earnings per Share

Basic earnings per share is determined by dividing net income available to stockholders by the weighted-average number of shares of common stock outstanding during the period and does not include the effect of any potentially dilutive common stock equivalents, giving retroactive effect to stock dividends declared during the period. Diluted earnings per share is determined in the same manner, except that the weighted-average number of shares of common stock outstanding is adjusted for the dilutive effect of outstanding common stock equivalents. The following table sets forth the calculation of basic and diluted earnings per share for the nine-and three-month periods ended September 30, 2018 and 2017. There were no common stock equivalents outstanding at September 30, 2018 or 2017.

	Three months ended September 30,		Nine months ended September 30,

	2018	2017	2018	2017

Net income	$1,308,688	$1,014,456	$3,575,871	$3,132,902

Weighted average shares outstanding	1,675,200	1,659,295	1,670,344	1,657,369

Earnings per share - basic and diluted	$0.78	$0.61	$2.14	$1.89

8.     Retirement Plans

The Company has a profit sharing plan qualifying under Section 401(k) of the Internal Revenue Code. All employees age 21 or more with six months of service are eligible for participation in the plan. The Company matches employee contributions up to 4% of total compensation and may make additional discretionary contributions. Employee and employer contributions are 100% vested when made. The Company's contributions to this plan were $45,130 and $133,118 for the three and nine months ended September 30, 2018, respectively, and $41,013 and $120,759 for the three and nine months ended September 30, 2017, respectively.

The Company has entered into agreements with 12 employees to provide certain life insurance benefits payable in connection with policies of life insurance on those employees that are owned by the Company. Each of the agreements provides for the amount of death insurance benefits to be paid to beneficiaries of the insured. For this plan, the Company expensed $1,418 and $4,255 for the three and nine months ended September 30, 2018, respectively, and $1,307 and $3,921 for the three and nine months ended September 30, 2017, respectively.

In 2010 and 2015, the Company adopted supplemental executive retirement plans for three of its executives. The plans provide cash compensation to the executive officers under certain circumstances, including a separation of service. The benefits vest over the period from adoption to a specified age for each executive. The Company recorded expenses, including interest, of $60,457 and $180,457 for the three and nine months ended September 30, 2018, respectively, and $63,600 and $190,800 for the three and nine months ended September 30, 2017, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis is intended as a review of material changes in and significant factors affecting the financial condition and results of operations of Farmers and Merchants Bancshares, Inc. and its consolidated subsidiaries for the periods indicated. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and the notes thereto contained in Item 1 of Part I of this report, as well as the audited financial statements and related notes included in the Annual Report of Farmers and Merchants Bancshares, Inc. on Form 10-K for the year ended December 31, 2017 (the “Form 10-K”). References in this report to “us”, “we”, “our”, and “the Company” are to Farmers and Merchants Bancshares, Inc. and, unless the context clearly suggests otherwise, its consolidated subsidiaries.

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

Estimates and Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. (See Note 1 to the audited consolidated financial statements as of and for the year ended December 31, 2017, which were included in Item 8 of Part II of the Form 10-K). On an on-going basis, management evaluates estimates, including those related to loan losses and intangible assets, other-than-temporary impairment (“OTTI”) of investment securities, income taxes, and fair value of investments. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated financial statements.

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

Financial Condition

Total assets increased by $9,279,895 or 2.3% during the first nine months of 2018 to $412,184,364 at September 30, 2018 from $402,904,469 at December 31, 2017. The increase in total assets was due primarily to increases of $8,793,566 in loans and $5,381,309 in cash and cash equivalents, offset by a decrease of $4,520,070 in securities available for sale.

Total liabilities increased by $6,541,873 or 1.8% during the first nine months of 2018 to $367,647,410 at September 30, 2018 from $361,105,537 at December 31, 2017. The increase was due primarily to a $29,717,831 increase in deposits, offset by reductions of $14,000,000 in advances from the Federal Home Loan Bank of Atlanta (“FHLB”) and $9,605,084 in securities sold under repurchase agreements.

Stockholders’ equity increased by $2,738,022 during the first nine months of 2018 to $44,536,954 at September 30, 2018 from $41,798,932 at December 31, 2017. The increase was due primarily to net income for the period of $3,575,871, offset by dividends paid, net of reinvestments, of $451,713 and a decrease of $377,270 in accumulated other comprehensive income.

Loans

Major categories of loans at September 30, 2018 and December 31, 2017 are as follows:

	September 30,		December 31,
	2018		2017

Real estate:
Commercial	$238,570,003	69%	$234,026,574	70%
Construction/Land development	23,971,982	7%	18,160,366	5%
Residential	60,315,509	18%	59,241,416	18%
Commercial	21,238,222	6%	23,613,543	7%
Consumer	467,592	0%	554,017	0%
	344,563,308	100%	335,595,916	100%
Less: Allowance for loan losses	2,672,584		2,458,911
Deferred origination fees net of costs	563,452		603,299
	$341,327,272		$332,533,706

Loans increased by $8,793,566 or 2.6% to $341,327,272 at September 30, 2018 from $332,533,706 at December 31, 2017. The growth was due primarily to a $4,543,429 increase in commercial real estate loans, a $5,811,616 increase in construction/land development loans, and a $1,074,093 increase in residential loans, offset by a decrease in commercial loans of $2,375,321. The allowance for loan losses increased by $213,673 to $2,672,584 at September 30, 2018, compared to $2,458,911 at December 31, 2017.

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

An age analysis of past due loans, segregated by class of loans, as of September 30, 2018 and December 31, 2017, is as follows:

			90 Days				Past Due 90
	30 - 59 Days	60 - 89 Days	or more	Total		Total	Days or More
	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing
September 30, 2018
Real estate:
Commerical	$-	$-	$1,678,811	$1,678,811	$236,891,192	$238,570,003	$-
Construction/Land development	-	-	-	-	23,971,982	23,971,982	-
Residential	11,625	-	44,254	55,879	60,259,630	60,315,509	44,254
Commercial	-	-	-	-	21,238,222	21,238,222	-
Consumer	-	-	-	-	467,592	467,592	-

Total	$11,625	$-	$1,723,065	$1,734,690	$342,828,618	$344,563,308	$44,254

			90 Days				Past Due 90
	30 - 59 Days	60 - 89 Days	or more	Total		Total	Days or More
	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing
December 31, 2017
Real estate:
Commerical	$-	$-	$2,245,743	$2,245,743	$231,780,831	$234,026,574	$-
Construction/Land development	-	-	-	-	18,160,366	18,160,366	-
Residential	-	-	146,459	146,459	59,094,957	59,241,416	146,459
Commercial	-	-	-	-	23,613,543	23,613,543	-
Consumer	-	-	-	-	554,017	554,017	-

Total	$-	$-	$2,392,202	$2,392,202	$333,203,714	$335,595,916	$146,459

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

Non-accrual loans as of September 30, 2018 and December 31, 2017, segregated by class of loans, were as follows:

	September 30,	December 31,
	2018	2017

Commercial real estate	$1,678,811	$2,245,743

At September 30, 2018, the Company had two nonaccrual commercial real estate loans to one borrower totaling $1,678,811. The loans were secured by real estate and business assets, and were personally guaranteed. Gross interest income of $35,467 would have been recorded in 2018 if this nonaccrual loan had been current and performing in accordance with the original terms. The Company allocated $210,686 of its allowance for loan losses for this nonaccrual loan.     A formal appraisal of the collateral of this loan by a certified appraiser will be completed in the fourth quarter. The Company will adjust the reserve amount or charge off a portion of the loan, if necessary based on the appraisal, in the fourth quarter of 2018.

At September 30, 2017, the Company had three nonaccrual loans totaling $2,770,912. Two of the loans were construction and land development loans to one borrower totaling $228,487 that were secured by real estate, business assets and a personal guaranty. The third loan was a commercial real estate loan of $2,542,425 that was secured by real estate and a personal guaranty. Gross interest income of $83,068 would have been recorded in the first nine months of 2017 if these nonaccrual loans had been current and performing in accordance with the original terms. The Company allocated $619,449 of its allowance for loan losses for these nonaccrual loans as of September 30, 2017. The balance of nonaccrual loans was net of charge-offs of $400,000 at September 30, 2017.

At December 31, 2017, the Company had one nonaccrual commercial real estate loan totaling $2,245,743. The loan was secured by real estate, business assets and a personal guaranty. Gross interest income of $82,070 would have been recorded in 2017 if this nonaccrual loan had been current and performing in accordance with the original terms. The Company allocated $127,213 of its allowance for loan losses for this nonaccrual loan. The balance of the nonaccrual loan was net of charge-offs of $275,000 at December 31, 2017. The loan was paid off by the borrower during the three months ended June 30, 2018. The Company recorded a recovery of $151,000 during the three months ended June 30, 2018 and $46,660 during the three months ended September 30, 2018.

At September 30, 2018, the Company had one loan totaling $44,254 that was delinquent 90 days or greater other than the nonaccrual loans discussed above. The loan was secured by residential real estate.

Impaired loans as of September 30, 2018 and December 31, 2017 are set forth in the following table:

	September 30,	December 31,
	2018	2017

Impaired loans no valuation allowance	$2,190,905	$2,937,439
Impaired loans with a valuation allowance	1,678,811	2,245,743
Total impaired loans	$3,869,716	$5,183,182

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

At September 30, 2018, the Company had one loan classified as a TDR. The loan is included in impaired loans above and is a commercial real estate loan with a balance of $2,146,651. The loan is paying as agreed.

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

	September 30,	December 31,
	2018	2017

Restructured loans (TDRs):
Performing as agreed	$2,146,651	$2,937,439
Not performing as agreed	-	-
Total TDRs	$2,146,651	$2,937,439

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

The following tables detail activity in the allowance for loan losses by portfolio for the nine months ended September 30, 2018 and 2017, and the year ended December 31, 2017. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
September 30,	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
2018	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,867,397	$(252,948)	$-	$202,660	$1,817,109	$210,686	$1,606,423	$3,825,462	$234,744,541
Construction and land development	223,274	99,933	(22,116)	1,462	302,553	-	302,553	-	23,971,982
Residential	247,953	143,681	-	-	391,634	-	391,634	44,254	60,271,255
Commercial	87,353	1,539	-	6,667	95,559	-	95,559	-	21,238,222
Consumer	7,027	(1,523)	-	-	5,504	-	5,504	-	467,592
Unallocated	25,907	34,318	-	-	60,225	-	60,225	-	-
	$2,458,911	$25,000	$(22,116)	$210,789	$2,672,584	$210,686	$2,461,898	$3,869,716	$340,693,592

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
September 30,	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
2017	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,717,749	$367,069	$-	$3,280	$2,088,098	$535,425	$1,552,673	$5,467,307	$223,963,470
Construction and land development	204,860	70,910	-	-	275,770	84,024	191,746	228,487	15,826,463
Residential	247,437	(6,779)	-	148	240,806	-	240,806	-	58,240,824
Commercial	125,260	(48,493)	-	-	76,767	-	76,767	135,971	18,728,030
Consumer	8,826	(1,653)	-	-	7,173	-	7,173	-	555,671
Unallocated	58,954	(31,054)	-	-	27,900	-	27,900	-	-
	$2,363,086	$350,000	$-	$3,428	$2,716,514	$619,449	$2,097,065	$5,831,765	$317,314,458

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
December 31,	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
2017	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,717,749	$419,868	$(275,000)	$4,780	$1,867,397	$127,213	$1,740,184	$5,183,182	$228,843,392
Construction and land development	204,860	65,850	(47,436)	-	223,274	-	223,274	-	18,160,366
Residential	247,437	368	-	148	247,953	-	247,953	-	59,241,416
Commercial	125,260	(41,240)	-	3,333	87,353	-	87,353	-	23,613,543
Consumer	8,826	(1,799)	-	-	7,027	-	7,027	-	554,017
Unallocated	58,954	(33,047)	-	-	25,907	-	25,907	-	-
	$2,363,086	$410,000	$(322,436)	$8,261	$2,458,911	$127,213	$2,331,698	$5,183,182	$330,412,734

The provision for loan losses for the nine months ended September 30, 2018 was $25,000, compared to $350,000 for the nine months ended September 30, 2017.

During the nine months ended September 30, 2018, the Company had loan charge-offs of $22,116 and had recoveries of $210,789 from loans written off in prior periods. During the nine months ended September 30, 2017, the Company had no loan charge-offs and had recoveries of $3,428 from loans written off in prior periods

As of September 30, 2018, the Company had $8,446,053 of loans on a watch list, other than impaired loans, for which the borrowers have the potential for experiencing financial difficulties. As of December 31, 2017, the Company had $7,079,718 of such loans. These loans are subject to ongoing management attention and their classifications are reviewed regularly.

Investment Securities

Investments in debt securities decreased by $4,604,653 or 10.0% to $41,529,039 at September 30, 2018 from $46,133,692 at December 31, 2017. At September 30, 2018 and December 31, 2017, the Company had classified 56% and 61%, respectively, of the investment portfolio as available for sale. The balance of the portfolio was classified as held to maturity.

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

The following table sets forth the carrying value of investments in debt securities at September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017
Available for sale
State and municipal	$1,510,479	$1,539,207
SBA pools	2,811,526	3,199,846
Mortgage-backed securities	19,087,435	23,190,457
	$23,409,440	$27,929,510

Held to maturity
State and municipal	$18,119,599	$18,204,182

The following table sets forth the scheduled maturities of investments in debt securities at September 30, 2018:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Within 1 year	$-	$-	$1,014,723	$1,015,798
Over 1 to 5 years	261,200	248,992	591,356	599,648
Over 5 to 10 years	870,575	884,072	1,857,648	1,864,639
Over 10 years	375,307	377,415	14,655,872	14,353,695
	1,507,082	1,510,479	18,119,599	17,833,780
SBA Pools	2,876,626	2,811,526	-	-
Mortgage-backed securities	20,090,040	19,087,435	-	-
	$24,473,748	$23,409,440	$18,119,599	$17,833,780

SBA pools and mortgage-backed securities are due in monthly installments.

Other Real Estate Owned

Other real estate owned at September 30, 2018 and December 31, 2017 included one property with a carrying value of $210,150 and $265,500, respectively. The property is land in Cecil County, Maryland and was acquired through foreclosure in 2007. The property consists of 10.43 acres which is being sub-divided into four lots and is currently being marketed for sale.

Deposits

Total deposits increased by $29,717,831 or 9.3% to $349,514,255 at September 30, 2018 from $319,796,424 at December 31, 2017. The increase in deposits was due to a $10,414,556 increase in interest bearing checking accounts, a $2,511,552 increase in money market accounts, and a $21,964,528 increase in time deposits, offset by a $331,236 decrease in savings accounts and a $4,841,569 decrease in noninterest-bearing accounts.

The following table shows the average balances and average costs of deposits for the nine months ended September 30, 2018 and 2017:

	September 30, 2018		September 30, 2017
	Average		Average
	Balance	Cost	Balance	Cost

Noninterest bearing demand deposits	$62,012,619	0.00%	$59,865,267	0.00%
Interest bearing demand deposits	45,806,884	0.18%	42,132,943	0.15%
Savings and money market deposits	97,016,596	0.24%	105,366,892	0.25%
Time deposits	130,107,665	1.34%	106,331,426	0.97%
	$334,943,764	0.61%	$313,696,528	0.43%

Liquidity Management

Liquidity describes our ability to meet financial obligations that arise out of the ordinary course of business. Liquidity is primarily needed to meet depositor withdrawal requirements, to fund loans, and to fund our other debts and obligations as they come due in the normal course of business. We maintain our asset liquidity position internally through short-term investments, the maturity distribution of the investment portfolio, loan repayments, and income from earning assets. On the liability side of the balance sheet, liquidity is affected by the timing of maturing liabilities and the ability to generate new deposits or borrowings as needed. The Bank is approved to borrow 75% of eligible pledged single family residential loans and 50% of eligible pledged commercial loans as well as investment securities, or approximately $48.1 million under a secured line of credit with the FHLB. The Bank also has a facility with the Federal Reserve Bank of Richmond (the “Reserve Bank”) under which the Bank can borrow approximately $31.5 million. Finally, the Bank has an $11,000,000 ($2,000,000 unsecured and $9,000,000 secured) overnight federal funds line of credit available from a commercial bank. FHLB advances of $3,000,000 and $17,000,000 were outstanding as of September 30, 2018 and December 31, 2017, respectively. There were no borrowings from the Reserve Bank or our commercial bank lender at September 30, 2018 and December 31, 2017. The Company also uses brokered deposits to meet its liquidity needs. Brokered deposits totaled $35,745,000 at September 30, 2018 and $22,887,000 at December 31, 2017. Management believes that we have adequate liquidity sources to meet all anticipated liquidity needs over the next 12 months. Management knows of no trend or event which is likely to have a material impact on our ability to maintain liquidity at satisfactory levels.

Borrowings and Other Contractual Obligations

The Company’s contractual obligations consist primarily of borrowings and operating leases for various facilities.

Securities sold under agreements to repurchase represent overnight borrowings from customers. Securities owned by the Company which are used as collateral for these borrowings are primarily U.S. government agency securities.

Specific information about the Company’s borrowings and contractual obligations is set forth in the following table:

	September 30,	December 31,
	2018	2017
Amount oustanding at period-end:
Securities sold under repurchase agreements	$12,163,423	$21,768,507
Federal Home Loan Bank advances	3,000,000	17,000,000
Federal Home Loan Bank advances mature in:
2018	-	14,000,000
2019	3,000,000	3,000,000
Weighted average rate paid at period-end:
Securites sold under repurchase agreements	1.00%	0.66%
Federal Home Loan Bank advances	1.50%	1.20%

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

Additional information regarding the capital requirements that apply to us can be found in Item 1 of Part I of the Form 10-K under the heading, “Supervision and Regulation – Capital Requirements”.

The following table presents actual and required capital ratios as of September 30, 2018 and December 31, 2017 for the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of September 30, 2018 and December 31, 2017, based on the phase-in provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

			Minimum
			Capital Adequacy		To Be Well
(Dollars in thousands)	Actual		Phased In Schedule		Capitalized
September 30, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$46,543	13.01%	$35,325	9.88%	$35,772	10.00%
Tier 1 capital (to risk-weighted assets)	43,870	12.26%	28,170	7.88%	28,618	8.00%
Common equity tier 1 (to risk- weighted assets)	43,870	12.26%	22,805	6.38%	23,252	6.50%
Tier 1 leverage (to average assets)	43,870	10.56%	16,615	4.00%	20,769	5.00%

December 31, 2017

Total capital (to risk-weighted assets)	$44,039	12.54%	$32,477	9.25%	$35,110	10.00%
Tier 1 capital (to risk-weighted assets)	41,580	11.84%	25,455	7.25%	28,088	8.00%
Common equity tier 1 (to risk- weighted assets)	41,580	11.84%	20,188	5.75%	22,822	6.50%
Tier 1 leverage (to average assets)	41,580	10.31%	16,135	4.00%	20,169	5.00%

The Company intends to fund future growth primarily with cash, federal funds, maturities of investment securities and deposit growth. Management knows of no other trend or event that will have a material impact on capital.

Off-Balance Sheet Arrangements

In the normal course of business, the Bank makes commitments to extend credit and issues standby letters of credit. Outstanding loan commitments, unused lines of credit, and letters of credit as of September 30, 2018 and December 31, 2017 are as follows:

	September 30,	December 31,
	2018	2017

Loan commitments
Construction and land development	$540,240	$-
Commercial	2,149,167	1,295,000
Commercial real estate	7,398,913	7,478,500
Residential	2,909,000	660,000
	$12,997,320	$9,433,500

Unused lines of credit
Home-equity lines	$3,578,000	$3,390,515
Commercial lines	28,256,936	36,614,548
	$31,834,936	$40,005,063

Letters of credit	$1,939,554	$1,827,513

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

RESULTS OF OPERATIONS

Comparison of Operating Results for the Nine Months Ended September 30, 2018 and 2017

General

Net income for the nine months ended September 30, 2018 was $3,575,871, compared to $3,132,902 for the same period of 2017. The increase of $442,969 or 14.1% was due to a $298,497 increase in net interest income, a $325,000 decrease in the provision for loan losses, and a $330,488 decrease in income taxes, offset by a $233,742 decrease in noninterest income and a $277,274 increase in noninterest expense.

Net Interest Income

Net interest income, which is the difference between interest income on loans and investments and interest expense on deposits and borrowings, was $11,387,750 for the nine months ended September 30, 2018, compared to $11,089,253 for the same period of 2017.

Total interest income for the nine months ended September 30, 2018 was $13,168,442, compared to $12,330,389 for the same period of 2017, an increase of $838,053 or 6.8%.

Total interest income on loans for the nine months ended September 30, 2018 increased $926,747 over the same period of 2017 due to a $26.8 million higher average loan balance for the first nine months of 2018 when compared to the same period of 2017, offset by a slightly lower loan yield of 4.73% for the first nine months of 2018 versus 4.74% for the same period of 2017. Investment income for the first nine months of 2018 decreased by $134,570 or 13.3% when compared to the same period of 2017 due to a $6.4 million lower average investment balance and a decrease in fully-taxable equivalent yield to 2.96% for nine months ended September 30, 2018, compared to 3.27% for the same period of 2017. The fully-taxable equivalent yield on total interest-earning assets was unchanged at 4.48% for the nine months ended September 30, 2018, compared to 4.48% for the same period of 2017. The average balance of total interest-earning assets increased by $21.3 million to $395.1 million for the nine months ended September 30, 2018, compared to $373.9 million for the same period of 2017.

Total interest expense for the nine months ended September 30, 2018 was $1,780,692, compared to $1,241,136 for the same period of 2017, an increase of $539,556 or 43.5%. The increase was due to a higher overall cost of funds of 0.78% for the nine months ended September 30, 2018, compared to 0.57% for the same period of 2017, and a $11.3 million increase in the average balance of interest-bearing liabilities to $303.3 million in the first nine months of 2018, compared to $292.0 million in the same period of 2017. Cost of funds for time deposits increased to 1.34% for the nine months ended September 30, 2018 from 0.97% for the same period of 2017. Securities sold under repurchase agreements cost of funds increased to 0.77% for the first nine months of 2018 from 0.65% for the first nine months of 2017. FHLB advances cost of funds increased to 1.51% for the first nine months of 2018 from 1.18% for the first nine months of 2017.

Average noninterest-earning assets decreased by $3.7 million to $16.1 million in the first nine months of 2018, compared to $19.8 million in the same period of 2017. Average noninterest-bearing deposits increased by $2.2 million to $62.1 million during the first nine months of 2018, compared to $59.9 million in the same period of 2017. The average balance in stockholders’ equity increased by $3.4 million for the nine months ended September 30, 2018 when compared with the same period of 2017.

The FRB has raised rates seven times over the last 24 months. The cost of deposits and borrowings has increased over that time. However, the yields on loans have not increased due to competitive pressures and the flattening of the yield curve. Management anticipates that the FRB will continue to raise rates over the next few years. Management will closely monitor its asset-liability position so that it can respond to any future changes in interest rates and/or changes to the Bank’s interest rate spread.

The following table sets forth information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities for the nine-month periods ended September 30, 2018 and 2017. Average balances are also provided for noninterest-earning assets and noninterest-bearing liabilities.

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
Assets:
Loans	$343,101,120	$12,171,765	4.73%	$316,330,253	$11,245,018	4.74%
Securities, taxable	26,976,380	455,372	2.25%	32,895,498	562,600	2.28%
Securities, tax exempt	17,676,548	536,856	4.05%	18,199,455	691,496	5.07%
Federal funds sold and other interest-earning assets	7,367,251	125,224	2.27%	6,429,500	75,975	1.58%
Total interest-earning assets	395,121,299	13,289,217	4.48%	373,854,706	12,575,089	4.48%
Noninterest-earning assets	16,135,350			19,818,913
Total assets	$411,256,649			$393,673,619

Liabilities and Stockholders’ Equity:
NOW, savings, and money market	$142,823,480	232,740	0.22%	$147,499,835	224,494	0.20%
Certificates of deposit	130,107,665	1,310,283	1.34%	106,331,426	776,390	0.97%
Securities sold under repurchase agreements	19,376,770	112,242	0.77%	24,767,677	121,495	0.65%
FHLB advances and other borrowings	11,082,051	125,427	1.51%	13,443,223	118,757	1.18%
Total interest-bearing liabilities	303,389,966	1,780,692	0.78%	292,042,161	1,241,136	0.57%

Noninterest-bearing deposits	62,012,619			59,865,267
Noninterest-bearing liabilities	2,574,249			1,923,875
Total liabilities	367,976,834			353,831,303
Stockholders' equity	43,279,815			39,842,316
Total liabilities and stockholders' equity	$411,256,649			$393,673,619

Net interest income		$11,508,525			$11,333,953

Interest rate spread			3.70%			3.91%

Net yield on interest-earning assets			3.88%			4.04%

Ratio of average interest-earning assets to Average interest-bearing liabilities			130.24%			128.01%

Interest on tax-exempt securities and other tax-exempt investments are reported on fully taxable equivalent basis.

Noninterest Income

Noninterest income for the nine months ended September 30, 2018 was $904,032, compared to $1,137,774 for the same period of 2017, a decrease of $233,742 or 20.5%. The decrease was due primarily to a decrease in net gain on sale of loans of $153,738, a decrease in service charges on deposit accounts of $28,714, a write down of other real estate owned of $55,350, and an unrealized loss of $15,348 on equity securities recorded at fair value, offset by an increase in mortgage banking income of $34,156.

Noninterest Expense

Noninterest expenses for the nine months ended September 30, 2018 totaled $7,855,237, compared to $7,577,963 for the same period of 2017, an increase of $277,274 or 3.7%. The increase was due primarily to increases in salaries and benefits of $244,240.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2018 was $835,674, compared to $1,166,162 for the same period of 2017. The effective tax rate was 18.9% for the nine months ended September 30, 2018, compared to 27.1% for the same period of 2017. The decreases in both income tax expense and the effective tax rate resulted from the reduction of the statutory federal rate applicable to C corporations from 34% to 21% as a result of the Tax Cuts and Jobs Act enacted in December 2017.

Comparison of Operating Results for the Three Months Ended September 30, 2018 and 2017

Net income for the three months ended September 30, 2018 was $1,308,688, compared to $1,014,456 for the same period of 2017. The increase of $294,232 or 29.0% was due to a $71,960 increase in net interest income, a $325,000 decrease in the provision for loan losses and a $35,202 decrease in income taxes, offset by a $97,359 increase in noninterest expense and a $40,571 decrease in noninterest income.

Net Interest Income

Net interest income was $3,861,172 for the three months ended September 30, 2018, compared to $3,789,212 for the same period of 2017.

Total interest income for the three months ended September 30, 2018 was $4,525,190, compared to $4,232,017 for the same period of 2017, an increase of $293,173 or 6.9%.

Total interest income on loans for the three months ended September 30, 2018 increased by $325,838 over the same period of 2017 due to a $22.3 million higher average loan balance for the three months ended September 30, 2018 when compared to the same period of 2017 and a higher loan yield of 4.83% for the three months ended September 30, 2018 versus 4.76% for the same period of 2017. Investment income for the three months ended September 30, 2018 decreased by $53,331 or 15.6% when compared to the same period of 2017 due to a $6.3 million lower average investment balance and a decrease in fully-taxable equivalent yield to 3.01% for three months ended September 30, 2018, compared to 3.41% for the same period of 2017. The fully-taxable equivalent yield on total interest-earning assets was 4.58% for the three months ended September 30, 2018, compared to 4.54% for the three months ended September 30, 2017. The average balance of total interest-earning assets increased by $19.0 million to $399.2 million for the three months ended September 30, 2018, compared to $380.2 million for the same period of 2017.

Total interest expense for the three months ended September 30, 2018 was $664,018, compared to $442,805 for the same period of 2017, an increase of $221,213 or 50.0%. The increase was due to a higher overall cost of funds of 0.87% for the three months ended September 30, 2018, compared to 0.60% for the same period of 2017, and a $8.0 million increase in the average balance of interest-bearing liabilities to $304.8 million in the three months ended September 30, 2018, compared to $296.8 million in the same period of 2017. Cost of funds for time deposits increased to 1.49% for the three months ended September 30, 2018 from 1.02% for the same period of 2017. Securities sold under repurchase agreements cost of funds increased to 0.95% for the three months ended September 30, 2018 from 0.66% for the same period of 2017. FHLB advances cost of funds increased to 1.51% for the three months ended September 30, 2018 from 1.21% for the same period of 2017.

Average noninterest-earning assets decreased by $5.3 million to $15.4 million for the three months ended September 30, 2018, compared to $20.7 million in the same period of 2017. Average noninterest-bearing deposits increased by $2.0 million to $62.9 million during the three months ended September 30, 2018, compared to $60.9 million in the same period of 2017. The average balance in stockholders’ equity increased by $3.4 million for the three months ended September 30, 2018 when compared with the same period of 2017.

The following table sets forth information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities for the three-month periods ended September 30, 2018 and 2017. Average balances are also provided for noninterest-earning assets and noninterest-bearing liabilities.

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
Assets:
Loans	$347,166,050	$4,189,626	4.83%	$324,823,068	$3,863,788	4.76%
Securities, taxable	25,669,789	147,363	2.30%	31,347,914	190,413	2.43%
Securities, tax exempt	17,630,254	178,493	4.05%	18,243,035	231,893	5.08%
Federal funds sold and other interest-earning assets	8,748,562	50,022	2.29%	5,746,510	27,996	1.95%
Total interest-earning assets	399,214,655	4,565,504	4.58%	380,160,527	4,314,090	4.54%
Noninterest-earning assets	15,378,346			20,681,268
Total assets	$414,593,001			$400,841,795

Liabilities and Stockholders’ Equity:
NOW, savings, and money market	$145,991,228	95,337	0.26%	$147,539,340	75,813	0.21%
Certificates of deposit	136,310,325	509,360	1.49%	110,703,058	281,387	1.02%
Securities sold under repurchase agreements	18,098,334	42,841	0.95%	22,649,527	37,208	0.66%
FHLB advances and other borrowings	4,369,565	16,480	1.51%	15,934,783	48,397	1.21%
Total interest-bearing liabilities	304,769,452	664,018	0.87%	296,826,708	442,805	0.60%

Noninterest-bearing deposits	62,940,499			60,945,112
Noninterest-bearing liabilities	2,807,530			2,395,637
Total liabilities	370,517,481			360,167,457
Stockholders' equity	44,075,520			40,674,338
Total liabilities and stockholders' equity	$414,593,001			$400,841,795

Net interest income		$3,901,486			$3,871,285

Interest rate spread			3.71%			3.94%

Net yield on interest-earning assets			3.91%			4.07%

Ratio of average interest-earning assets to Average interest-bearing liabilities			130.99%			128.07%

Interest on tax-exempt securities and other tax-exempt investments are reported on fully taxable equivalent basis.

Noninterest Income

Noninterest income for the three months ended September 30, 2018 was $272,421, compared to 312,992 for the same period of 2017, a decrease of $40,571 or 13.0%. The decrease was due primarily to a $55,350 write-down of other real estate owned and an $11,442 decrease in service charges, offset by a $28,228 increase in mortgage banking income.

Noninterest Expense

Noninterest expenses for the three months ended September 30, 2018 totaled $2,597,067, compared to $2,499,708 for the same period of 2017, an increase of $97,359 or 3.9%. The increase was due primarily to an increase in salaries and benefits of $77,045.

Income Tax Expense

Income tax expense for the three months ended September 30, 2018 was $327,838, compared to $363,040 for the same period of 2017. The effective tax rate was 20.0% for the three months ended September 30, 2018, compared to 26.4% for the same period of 2017. The decreases in both income tax expense and the effective tax rate resulted from the reduction of the statutory federal rate applicable to C corporations from 34% to 21% as a result of the Tax Cuts and Jobs Act enacted in December 2017.

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

An evaluation of the effectiveness of these disclosure controls as of September 30, 2018 was carried out under the supervision and with the participation of management, including the CEO and the CFO. Based on that evaluation, management, including the CEO and the CFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the quarter ended September 30, 2018, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1.     Legal Proceedings

None.

Item 1A.      Risk Factors

The risks and uncertainties to which our financial condition and operations are subject are discussed in detail in Item 1A of Part I of the Form 10-K and in Item 1A of Part II of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2018. Management does not believe that any material changes in our risk factors have occurred since they were last disclosed.

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

FARMERS AND MERCHANTS BANCSHARES, INC.

Date: November 13, 2018	/s/ James R. Bosley, Jr.
James R. Bosley, Jr. President and Chief Executive Officer (Principal Executive Officer)

Date November 13, 2018	/s/ Mark C. Krebs
Mark C. Krebs, Treasurer and Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)