Form 10-K
period 2018-12-31
Farmers & Merchants Bancshares, Inc.
filed 2019-03-21
CIK 1698022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☑

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the last business day of the registrant’s most recently completed second fiscal quarter: $48,206,693.

The number of shares of the registrant’s common stock outstanding as of February 28, 2019: 1,682,997.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

●

unexpected changes in the housing market, business markets, and/or general economic conditions in our market area, or a slower-than-anticipated economic recovery, which might lead to increased or decreased demand for loans, deposits and other products and services and/or increase loan delinquencies or defaults;

●	changes in market rates and prices may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our balance sheet;

●	our liquidity requirements could be adversely affected by changes in our assets and liabilities;

●	the effects of legislative or regulatory developments, including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial services industry;

●	competitive factors among financial services organizations, including product and pricing pressures and our ability to attract, develop and retain qualified banking professionals;

●

the effects of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board, the Securities and Exchange Commission (the “SEC”), the Public Company Accounting Oversight Board and other regulatory agencies; and

●	the effects of fiscal and governmental policies of the United States federal government.

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

General

Farmers and Merchants Bancshares, Inc. is a Maryland corporation chartered on August 8, 2016 that is registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). At the time it registered as a bank holding company, the Company also elected to become a financial holding company, which allows it to engage in certain activities, and own shares or control of certain entities, that are in addition to those permissible for an entity that is a bank holding company only. Effective November 1, 2016, the Company consummated a bank holding company reorganization involving Farmers and Merchants Bank, a Maryland commercial bank chartered on October 24, 1919 (the “Bank”), pursuant to which the Bank became a wholly-owned subsidiary of the Company and all of the Bank’s stockholders became stockholders of the Company (the “Reorganization”).

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

At December 31, 2018, our consolidated assets totaled approximately $417 million and stockholders’ equity was approximately $45.4 million.

Banking Activities

The Bank has been doing business in Maryland since 1919 and is engaged in both the commercial and consumer banking business. At December 31, 2018, the Bank had approximately 14,881 deposit accounts, representing $355 million in deposits. At December 31, 2018, the Bank had $341 million in loans, representing 82% of its total assets of $417 million.

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

The Bank’s main office is located in Upperco, Maryland, and it has five additional full service branches located in the Maryland communities of Hampstead, Greenmount, Reisterstown, Owings Mills, and Westminster. In addition, the Bank has two satellite branches located in senior living communities: the Atrium in Owings Mills, Maryland and Carroll Lutheran Village in Westminster, Maryland

As a convenience to its customers, the Bank offers drive through automated teller machines (“ATMs”) at the Upperco, Owings Mills, Hampstead, Reisterstown, and Westminster locations and walk-up ATMs at the Greenmount and Atrium offices. The Greenmount In-Store location is open 7-days a week while the other five full service offices offer convenient banking hours which include Saturday mornings. The satellite branches are opened three to five days a week with limited business hours. Drive-thru windows are available at the Upperco, Owings Mills, Hampstead, Reisterstown, and Westminster branches. The Bank offers 24-hour on-line, internet banking for account balance inquiries, bill paying, or transferring funds between accounts. The Bank provides mobile banking functionality to its internet services. In addition, the 24-hour Dial-A-Bank automated telephone service is available. Debit cards are another service the Bank provides to its customers. The Bank joined Allpoint, America’s largest surcharge-free ATM network, to enable Bank customers to have access to over 55,000 ATMs, surcharge-free.

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

The Bank also is engaged in financing commerce and industry by providing credit and deposit services for small to medium size businesses and the agricultural community in the Bank’s market area. The Bank offers many forms of commercial lending, including commercial mortgages, land acquisition and development loans, lines of credit, accounts receivable financing, term loans for fixed asset purchases, as well as loans guaranteed by the Small Business Administration (the “SBA”) and the United States Department of Agriculture (the “USDA”).

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

Investment Activities

The Bank maintains a portfolio of investment securities to provide liquidity and income. The current portfolio of $45 million equals approximately 11% of the total assets at December 31, 2018 and is invested primarily in mortgage-backed securities and municipal bonds.

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

General

The Company is subject to the supervision, examination and reporting requirements of the BHC Act and the regulations of the Federal Reserve that apply to financial holding companies. As a holding company of a Maryland-chartered bank, the Company is also subject to supervision by the Office of the Maryland Commissioner of Financial Regulation (the “Maryland Commissioner”). Because the Company’s common stock is registered under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is also subject to regulation and supervision by the SEC.

The Bank is a Maryland commercial bank subject to the banking laws of Maryland and to regulation by the Maryland Commissioner, who is required by statute to make at least one examination in each calendar year (or at 18-month intervals if the Maryland Commissioner determines that an examination is unnecessary in a particular calendar year). As a member of the Federal Deposit Insurance Corporation (the “FDIC”), the Bank is also subject to certain provisions of federal laws and regulations regarding deposit insurance and activities of insured state-chartered banks, including those that require examination by the FDIC. In addition to the foregoing, there are a myriad of other federal and state laws and regulations that affect, or govern the business of banking, including consumer lending and deposit-taking.

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

Regulation of Bank Holding Companies and Financial Holding Companies

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

In addition, under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”), depository institutions insured by the FDIC can be held liable for any losses incurred by, or reasonably anticipated to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default. Accordingly, in the event that any insured subsidiary of the Company causes a loss to the FDIC, other insured subsidiaries of the Company could be required to compensate the FDIC by reimbursing it for the estimated amount of such loss. Such cross guaranty liabilities generally are superior in priority to obligations of a financial institution to its shareholders and obligations to other affiliates. The Bank is the Company’s only FDIC-insured depository institution.

The provisions of the BHC Act relating to financial holding companies and the regulations promulgated thereunder require the Bank to remain “well capitalized” and “well managed”. The capital requirement is discussed below under the heading, “Prompt Corrective Act”. The Bank will be considered to be well managed so long as it achieves a CAMEL composite rating of at least “2” as a result of its most recent examination and at least a “satisfactory” management rating (if such rating is given). If the Bank were to fail to meet either of these requirements, then the Company would be required to enter into an agreement with the Federal Reserve that would address the remediation of the condition that led to the failure. During the term of that agreement, which is typically 180 days but which can be extended at the discretion of the Federal Reserve, the Company would be prohibited from commencing any additional activity or acquiring control or shares of any company that would otherwise be permissible for a financial holding company under Section 4(k) of the BHC Act. If the Company were to fail to correct that condition by the expiration of the agreement’s term, then the Federal Reserve could order the Company to divest its ownership of the Bank or, alternatively, terminate all financial holding company activities. For so long as the Company remains a financial holding company, the Bank must also maintain a Satisfactory or better rating under the Community Reinvestment Act (the “CRA”). During any period that the Bank fails to satisfy this requirement, the Company is prohibited from commencing any additional activity or acquiring control or shares of any company that would otherwise be permissible for a financial holding company under Section 4(k) of the BHC Act. The Bank currently satisfies all of the foregoing conditions.

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

The CRA requires the FDIC, in connection with its examination of financial institutions within its jurisdiction, to evaluate the record of those financial institutions in meeting the credit needs of their communities, including low and moderate income neighborhoods, consistent with principles of safe and sound banking practices. These factors are also considered by all regulatory agencies in evaluating mergers, acquisitions and applications to open a branch or facility. As of the date of its most recent examination report, the Bank had a CRA rating of “Satisfactory”.

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

As of December 31, 2018, we are in compliance with the applicable requirements of the new rules.

Additional information about our capital ratios and requirements is contained in Item 7 of this Annual Report under the heading, “Capital Resources”.

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

As of December 31, 2018, the Bank was “well capitalized” based on the aforementioned ratios.

Liquidity Requirements

We require cash to fund loans, satisfy our obligations under the Bank’s letters of credit, meet the deposit withdrawal demands of the Bank’s customers, and satisfy our other monetary obligations. To the extent that deposits are not adequate to fund these requirements, we can rely on the funding sources identified in Item 2 of this Annual Report under the heading, “Liquidity Management”. At December 31, 2018, the Bank had $18.5 million available through unsecured and secured lines of credit with correspondent banks, $25.6 million available through a secured line of credit with the Fed Discount Window and approximately $46.4 million available through the Federal Home Loan Bank (“FHLB”). Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our ability to meet our future liquidity requirements.

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

DIF-insured institutions pay a Financing Corporation (“FICO”) assessment in order to fund the interest on bonds issued in the 1980s in connection with the failures in the thrift industry. For the fourth quarter of 2018, the annualized FICO assessment was equal to 0.460 basis points computed on assets as required by the Dodd-Frank Act. These assessments will continue until the bonds mature in 2019. The Bank expensed $125,143 and $125,943 in FDIC insurance premiums, including FICO assessments, in 2018 and 2017, respectively.

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

On November 20, 2013, the CFPB issued a final rule on integrated mortgage disclosures under the Truth-in-Lending Act and the Real Estate Settlement Procedures Act, for which compliance was required by October 3, 2015. As of December 31, 2018, we believe that we are in compliance with this new rule.

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

The Insurance Subsidiary was formed with the intention that it be treated as a “captive insurance company” by the Internal Revenue Service (the “IRS”) so that, among other things, some or all of the premiums that we pay to the Insurance Subsidiary will be deductible as trade or business expenses. Because of the significant tax benefits that can be realized through the operation of a captive insurance company, the IRS has recently focused significant attention on these arrangements to ensure that they are not simply a disguise for self-insurance. Amounts paid to the Insurance Subsidiary will be deductible only if they constitute “insurance premiums” under the IRC. The federal courts and the IRS have concluded that amounts paid to an insurance company will be deemed insurance premiums only if the arrangement under which those amounts were paid evidences an appropriate level of both “risk shifting” and “risk distribution”. Under current federal tax law, we must be able to show that, among other things, (i) the risks assumed by the Insurance Subsidiary on behalf of the Company and its other affiliates constitute less than 50% of all risks insured or reinsured by the Insurance Subsidiary and (ii) the premiums that we pay to the Insurance Company constitute less than 50% of all premiums paid to the Insurance Company.

Moreover, our tax planning assumes that the Insurance Company will have made an effective election under Section 831(b) of the IRC for each taxable year so that it will be taxed only on its investment income (and not also on its premium income) generated in that year. A Section 831(b) election for a taxable year is available only if (i) the insurance company’s net written premiums (or, if greater, direct written premiums) for the year do not exceed $2.2 million and (ii) either (a) no more than 20% of the written premiums (net or direct, as applicable) for the year is attributable to any single insured or (b) the insurance company satisfies certain ownership diversification requirements specified in Section 831(b)(2)(B)(i)(II) of the IRC.

The laws governing these arrangements are very complicated and the positions taken by the IRS with respect to these laws and arrangements are subject to evolution and change. For additional information, see the risk factors entitled “We may not achieve the expected benefits from the Insurance Subsidiary” and “Our fiscal year 2016 U.S. consolidated federal income tax return is currently being audited” in Item 1A of this annual report under the heading “Risks Relating to the Company and its Affiliates”. Federal Securities Laws”.

SEC Regulation

The shares of the Company’s common stock are registered with the SEC under Section 12(g) of the Exchange Act and the Company is subject to the information reporting requirements, proxy solicitation requirements, insider trading restrictions and other requirements of the Exchange Act, including the requirements imposed under the federal Sarbanes-Oxley Act of 2002. Among other things, loans to and other transactions with insiders are subject to restrictions and heightened disclosure.

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

As of December 31, 2018, we employed 86 individuals, of whom 71 were full-time employees.

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

We could be adversely affected by risks associated with future acquisitions and expansions.

Although our core growth strategy is focused around organic growth, we may from time to time consider acquisition and expansion opportunities involving a bank or other entity operating in the financial services industry. We cannot predict if or when we will engage in such a strategic transaction, or the nature or terms of any such transaction. To the extent that we grow through an acquisition, we cannot assure investors that we will be able to adequately and profitably manage that growth or that an acquired business will be integrated into our existing businesses as efficiently or as timely as we may anticipate. Acquiring another business would generally involve risks commonly associated with acquisitions, including:

•	increased capital needs;
•	increased and new regulatory and compliance requirements;
•	implementation or remediation of controls, procedures and policies with respect to the acquired business;
•	diversion of management time and focus from operation of our then-existing business to acquisition-integration challenges;
•	coordination of product, sales, marketing and program and systems management functions;
•	transition of the acquired business’s users and customers onto our systems;
•	retention of employees from the acquired business;
•	integration of employees from the acquired business into our organization;
•	integration of the acquired business’s accounting, information management, human resources and other administrative systems and operations with ours;
•	potential liability for activities of the acquired business prior to the acquisition, including violations of law, commercial disputes and tax and other known and unknown liabilities;
•

potential increased litigation or other claims in connection with the acquired business, including claims brought by regulators, terminated employees, customers, former stockholders, vendors, or other third parties; and

•	potential goodwill impairment.

Our failure to execute our acquisition strategy could adversely affect our business, results of operations, financial condition and future prospects risks of unknown or contingent liabilities.

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

Most of the Bank’s loans are made to borrowers located in Maryland, and many of these loans, including construction and land development loans, are secured by real estate. At December 31, 2018, approximately 5%, or $18 million, of our total loans were real estate acquisition, construction and development loans that were secured by real estate. Accordingly, a decline in local economic conditions would likely have an adverse impact on our financial condition and results of operations, and the impact on us would likely be greater than the impact felt by larger financial institutions whose loan portfolios are geographically diverse. We cannot guarantee that any risk management practices we implement to address our geographic and loan concentrations will be effective to prevent losses relating to our loan portfolio.

The Bank’s concentrations of commercial real estate loans could subject it to increased regulatory scrutiny and directives, which could force us to preserve or raise capital and/or limit future commercial lending activities.

The federal banking regulators believe that institutions with particularly high concentrations of CRE loans in their lending portfolios face a heightened risk of financial difficulties in the event of adverse changes in the economy and CRE markets. Accordingly, through published guidance, these regulators have directed institutions whose concentrations exceed certain percentages of capital to implement heightened risk management practices appropriate to their concentration risk. The guidance provides that banking regulators may require such institutions to reduce their concentrations and/or maintain higher capital ratios than institutions with lower concentrations in CRE. At December 31, 2018, our CRE concentrations were above the heightened risk management thresholds set forth in this guidance. The Bank has implemented enhanced risk management practices and monitoring controls, but no assurance can be given that such controls will be effective.

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

We may be adversely affected by recent changes in tax laws.

The Tax Cuts and Jobs Act (the “Tax Act”), which was enacted in December 2017, is likely to have both positive and negative effects on our financial performance. Beginning in 2018, the Tax Act reduces the federal tax rate for corporations from 35% to 21%, but it also enacted limitations on certain deductions that will have an impact on the banking industry, borrowers and the market for single-family residential real estate. These limitations include (i) a lower limit on the deductibility of mortgage interest on single-family residential mortgage loans, (ii) the elimination of interest deductions for certain home equity loans, (iii) a limitation on the deductibility of business interest expense, and (iv) a limitation on the deductibility of property taxes and state and local income taxes. These limitations could have the effect of reducing consumer demand for loans secured by real estate, which could adversely impact our financial condition and results of operations. We continue to evaluate the Tax Act and its impact on us.

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

As of December 31, 2018, investment securities in our investment portfolio having a cost basis of $27.4 million and a market value of $26.6 million were classified as available-for-sale pursuant to FASB Accounting Standards Codification (“ASC”) Topic 320, Investments – Debt and Equity Securities, relating to accounting for investments. Topic 320 requires that unrealized gains and losses in the estimated value of the available-for-sale portfolio be “marked to market” and reflected as a separate item in stockholders’ equity (net of tax) as accumulated other comprehensive gain or loss. There can be no assurance that future market performance of our investment portfolio will enable us to realize income from sales of securities. Stockholders’ equity will continue to reflect the unrealized gains and losses (net of tax) of these investments. Moreover, there can be no assurance that the market value of our investment portfolio will not decline, causing a corresponding decline in stockholders’ equity.

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

In assessing whether the impairment of investment securities is other-than-temporary, management considers the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability to retain our investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value in the near term. See the discussion under the heading “Application of Critical Accounting Policies” in Item 7 of Part II of this annual report for further information.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Assessing the need for, or the sufficiency of, a valuation allowance requires management to evaluate all available evidence, both negative and positive, including the recent trend of quarterly earnings. Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carryback and carry forward periods is available under the tax law, including the use of tax planning strategies. When negative evidence (e.g., cumulative losses in recent years, history of operating loss or tax credit carry forwards expiring unused) exists, more positive evidence than negative evidence will be necessary. At December 31, 2018, our net deferred tax assets were valued at $1.2 million.

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

We may not achieve the expected benefits from the Insurance Subsidiary.

We formed the Insurance Subsidiary as a captive insurance company in late 2016 to insure or reinsure certain risks faced by the Company and the Bank. The Insurance Subsidiary is part of our enterprise-wide, multi-year insurance strategy that is intended to better position our risk programs and provide us with increased flexibility in the management of our insurance programs as well as contribute to efficiencies relating to our insurance programs over time. We may experience unanticipated events that could reduce or eliminate the benefits, both operational and financial, that we hope to realize through this entity, including, without limitation, significant insurance claims and/or changes in tax laws. In particular, we may not realize the tax benefits of owning a captive insurance company, which are discussed in the section of Item 1 of this annual report entitled “Supervision and Regulation” under the heading “Laws Related to the Insurance Subsidiary”. Although we believe that we have structured the Insurance Subsidiary’s operations to achieve these benefits, no assurance can be given that our efforts were or will be successful. If we are unable to achieve these benefits, then we will likely suspend the operations of the Insurance Subsidiary.

It should be noted that the operation by financial holding companies of captive insurance companies having a structure similar to the Insurance Subsidiary and FCBI is a relatively new development. Moreover, we have very little experience operating a captive insurance company. If we are not able to successfully manage the Insurance Subsidiary, either due to our lack of experience or otherwise, then our financial condition and/or results of operations could be materially and adversely impacted.

Our fiscal year 2016 U.S. consolidated federal income tax return is currently being audited.

In April 2018, we were notified by the IRS that our fiscal year 2016 U.S. consolidated federal tax return was selected for audit. As part of its audit, the IRS is reviewing the deductions related to, and the income generated by, the Insurance Subsidiary. Management cannot predict whether any of our tax positions, including those relating to the Insurance Subsidiary, will be challenged by the IRS or, if challenged, whether we will be successful in defending those tax positions. If we are not successful in defending a challenge, then we may be required to amend our tax return and pay additional taxes, interest, fines and/or penalties and our taxable earnings and/or the effective tax rate on our future earnings could increase substantially, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

Our common stock is not traded on any exchange. Certain brokers currently make a market in the common stock by trading shares in the over-the-counter market, but such transactions are infrequent and the volume of shares traded is relatively small. Management cannot predict whether these or other brokers will continue to make a market in our common stock. Prices on stock that is not heavily traded, such as our common stock, can be more volatile than stock trading in an active public market. Factors such as our financial results, the introduction of new products and services by us or our competitors, publicity regarding the banking industry, and various other factors affecting the banking industry may have a significant impact on the market price of the shares of our common stock. Management also cannot predict the extent to which an active public market for our common stock will develop or be sustained in the future. Accordingly, stockholders may not be able to sell their shares of our common stock at the volumes, prices, or times that they desire.

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

The Bank’s book value investment in land and buildings at December 31, 2018 totaled $4.6 million or 1% of total assets. Other than for banking purposes, the Bank does not invest in real estate. For future expansion purposes, the Bank owns two properties adjacent to its main office at 15216 and 15218 Hanover Pike, Upperco, Maryland 21155. The properties presently consist of two lots, each with a single family residence. One property is rented on a month-to-month lease. The other property has not been rented since 2011. The total rental income for both properties for 2018 was $10,200.

There are no encumbrances on any of these properties. Management believes that all of its properties are adequately insured. In 2018, the properties owned by the Bank in Baltimore County, MD were subject to state and county real estate taxes at a combined rate of 1.25% and the property owned by the Bank in Carroll County, MD was subject to state, county and municipal real estate taxes at combined rate of 1.68%. The Bank expensed $75,236 in real estate taxes on these properties in 2018.

The Bank operates under leases at the following properties:

Location	Square Feet	Current Annual Rent	Lease Expiration
Greenmount In-Store Branch 2205 Hanover Pike Hampstead, MD 21074	709	$51,365	1/31/2023 with option to renew for one consecutive five-year term

Hampstead Branch 735 Hanover Pike Hampstead, MD 21074 (Land lease)	22,000	$52,212	9/30/2019 with option to renew for six consecutive five-year terms

Atrium Branch 4730 Atrium Court Owings Mills, Maryland 21117	120	$1.00	7/31/2019 with eight one-year renewals remaining

Corporate Offices 4510 Lower Beckleysville Road Suite H Hampstead, MD 20174	3,171	$33,805	9/30/2020, with option to renew for four consecutive five-year terms

Carroll Lutheran Village Branch 300 St. Luke Circle Westminster, MD 21158	1,024	$11,000	5/15/2023, with option to renew for two consecutive five-year terms

Note 6 and Note 7 to the consolidated financial statements included elsewhere in this annual report contain additional information about the Bank’s premises and equipment.

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

Market Price Analysis and Dividends

As of February 28, 2019, the shares of the Company’s common stock were held by approximately 551stockholders. Although many trades occur through privately-negotiated transactions, the shares of the Company’s common stock are traded in the over-the-counter market by certain broker-dealers and price quotations are available through the OTC Markets Group’s OTC Pink Market (the “Pink Market”) under the symbol “FMFG”. The following table sets forth high and low bid information for the common stock of the Company as reported through the Pink Market, as well as the per share cash dividends declared during those periods. These prices do not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

Period	High Bid	Low Bid	Dividend
2017
1st Quarter	$27.50	$25.25	$0.00
2nd Quarter	28.25	27.00	0.37
3rd Quarter	28.50	27.15	0.00
4th Quarter	33.00	27.85	0.39

2018
1st Quarter	$34.50	$29.30	$0.00
2nd Quarter	31.45	30.40	0.40
3rd Quarter	32.00	31.40	0.00
4th Quarter	32.99	29.00	0.43

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

ITEM 6.	SELECTED FINANCIAL DATA

	2018	2017	2016	2015	2014

OPERATING DATA

Interest income	$17,768,333	$16,594,803	$15,351,497	$14,705,401	$14,080,625
Interest expense	2,507,241	1,707,240	1,346,120	1,189,646	1,157,044
Net interest income	15,261,092	14,887,563	14,005,377	13,515,755	12,923,581
Provision for loan losses	475,000	410,000	-	-	124,000
Net interest income after provision for loan losses	14,786,092	14,477,563	14,005,377	13,515,755	12,799,581
Noninterest income	1,365,273	1,337,094	1,465,197	1,986,260	1,240,360
Noninterest expense	10,332,480	10,023,102	9,534,625	8,703,588	8,421,114
Income before income taxes	5,818,885	5,791,555	5,935,949	6,798,427	5,618,827
Income taxes	1,106,209	2,002,314	2,026,820	2,530,205	2,044,854
Net income	$4,712,676	$3,789,241	$3,909,129	$4,268,222	$3,573,973

PER SHARE DATA

Net income (Basic)	$2.82	$2.28	$2.37	$2.61	$2.21
Dividends	$0.83	$0.76	$0.70	$0.64	$0.59
Book value	$26.97	$25.06	$23.55	$21.99	$20.08

KEY RATIOS

Return on average assets	1.14%	0.96%	1.08%	1.29%	1.15%
Return on average equity	10.77%	9.26%	10.26%	12.26%	11.43%
Net yield on interest-earning assets	3.88%	3.96%	4.13%	4.33%	4.47%
Efficiency ratio	62.15%	61.78%	61.63%	56.14%	59.45%
Average equity to average assets	10.60%	10.32%	10.56%	10.50%	10.05%
Dividend payout ratio	29.43%	33.33%	29.58%	24.52%	26.70%

AT PERIOD END

Total assets	$417,157,877	$402,904,469	$379,831,359	$345,309,996	$322,787,387
Gross loans	343,940,842	332,861,406	296,171,072	268,249,402	262,642,513
Cash and cash equivalents	14,618,237	7,237,385	13,312,915	20,192,839	12,583,313
Securities	44,719,058	46,637,573	52,373,567	40,248,651	31,521,616
Deposits	354,713,003	319,796,424	302,715,136	275,964,737	261,210,530
Borrowings	14,012,000	38,768,507	36,226,159	31,490,619	27,639,327
Stockholders' equity	45,394,707	41,798,932	39,012,277	36,223,361	32,702,470

SELECTED AVERAGE BALANCES

Total assets	$412,586,954	$396,454,271	$361,005,005	$331,522,302	$311,036,540
Gross loans	343,573,784	316,724,821	281,709,043	269,406,618	250,184,181
Cash and cash equivalents	12,054,442	12,428,778	13,271,319	15,227,040	15,887,073
Securities	44,471,457	51,508,146	50,876,488	31,988,098	29,825,093
Deposits	339,624,630	315,159,559	284,921,811	265,634,314	249,741,172
Borrowings	26,524,352	38,627,588	36,175,989	29,363,070	28,672,245
Stockholders' equity	43,748,434	40,926,674	38,115,746	34,810,159	31,268,365

ASSET QUALITY

Nonperforming assets	$1,209,468	$2,657,702	$1,166,889	$1,429,313	$943,846

Nonperforming assets/total assets	0.29%	0.66%	0.31%	0.41%	0.29%

Allowance for loan losses/total loans	0.73%	0.73%	0.79%	0.95%	1.05%

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto for the years ended December 31, 2018 and 2017, which are presented elsewhere in this annual report.

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

FINANCIAL CONDITION

Total assets were $417,157,877 at December 31, 2018, an increase of $14,253,408, or 3.5%, over the $402,904,469 recorded at December 31, 2017. The increase was due primarily to an increase of $8,366,929 in loans and an increase of $7,380,852 in cash and cash equivalents, offset by a decrease of $1,337,519 in securities available for sale.

Total liabilities were $371,763,170 at December 31, 2018, an increase of $10,657,633, or 3.0%, over the $361,105,537 recorded at December 31, 2017. The increase was due primarily to an increase of $34,916,579 in deposits, offset by decreases of $14,000,000 in Federal Home Loan Bank (“FHLB”) advances and $10,756,507 in securities sold under repurchase agreements. The increase in deposits was comprised of a $36,602,192 increase in interest-bearing accounts, offset by a $1,685,613 decrease in noninterest-bearing accounts.

Stockholders’ equity was $45,394,707 at December 31, 2018 compared to $41,798,932 at December 31, 2017, an increase of $3,595,775. The increase was due primarily to net income for 2018 of $4,712,676, offset by dividends paid, net of reinvestments, of $933,903 and an increase in the after-tax unrealized loss on available for sale securities of $174,132.

Loans

Major categories of loans at December 31, 2018, 2017, 2016, 2015, and 2014, are as follows:

	2018		2017		2016		2015		2014

Real estate:
Commercial	$238,834,149	69%	$234,026,574	70%	$206,145,076	69%	$186,703,868	69%	$181,881,566	68%
Construction/Land development	18,265,505	5%	18,160,366	5%	14,392,992	5%	12,820,165	5%	18,592,315	7%
Residential	63,024,106	18%	59,241,416	18%	54,710,809	18%	51,290,828	19%	45,687,752	17%
Commercial	23,323,073	7%	23,613,543	7%	22,152,773	7%	19,562,302	7%	18,581,523	7%
Consumer	494,009	0%	554,017	0%	725,269	0%	886,175	0%	852,711	0%
	343,940,842	100%	335,595,916	100%	298,126,919	100%	271,263,338	100%	265,595,867	100%
Less: Allowance for loan losses	2,509,334		2,458,911		2,363,086		2,583,445		2,780,249
Deferred origination fees net of costs	530,873		603,299		477,261		430,491		483,755
	$340,900,635		$332,533,706		$295,286,572		$268,249,402		$262,331,863

The Company had no foreign loans for any of the years presented.

Loans increased by $8,366,929, or 2.5%, to $340,900,635 at December 31, 2018 from $332,533,706 at December 31, 2017. The growth was due to increases in commercial real estate loans of $4,807,575, construction/land development loans of $105,139, and residential real estate loans of $3,782,690, offset by decreases in commercial loans of $290,470 and consumer loans of $60,008. The allowance for loan losses increased $50,423 to $2,509,334 at December 31, 2018 as compared to $2,458,911 at December 31, 2017.

The following table sets forth at December 31, 2018 the maturity and rate repricing distribution of the loan portfolio. Demand loans and overdrafts are reported as due in one year or less. The table does not take into account prepayments or scheduled principal repayment assumptions, which could shorten the average loan life.

	Maturing	Maturing After
	Within One	One Year But	Maturing After
	Year	Within Five Years	Five Years	Total

Real estate:
Commercial	$27,329,350	$116,208,364	$95,296,435	$238,834,149
Construction/Land development	8,754,281	9,403,157	108,067	18,265,505
Residential	8,110,528	38,412,362	16,501,216	63,024,106
Commercial	11,392,937	7,844,457	4,085,679	23,323,073
Consumer	79,970	293,616	120,423	494,009
	$55,667,066	$172,161,956	$116,111,820	$343,940,842

Classified by Sensitivity to Change In Interest Rates
Fixed-Interest Rate Loans	$37,662,287	$152,825,501	$83,166,052	$273,653,840
Adjustable-Interest Rate Loans	18,004,778	19,336,455	32,945,769	70,287,002
	$55,667,065	$172,161,956	$116,111,821	$343,940,842

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

An age analysis of past due loans, segregated by class of loans, as of year-end, is as follows:

			90 Days				Past Due 90
	30 - 59 Days	60 - 89 Days	or more	Total		Total	Days or More
	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing
2018
Real estate:
Commercial	$-	$-	$988,811	$988,811	$237,845,338	$238,834,149	$-
Construction/Land development	-	-	-	-	18,265,505	18,265,505	-
Residential	-	-	10,507	10,507	63,013,599	63,024,106	10,507
Commercial	-	25,000	-	25,000	23,298,073	23,323,073	-
Consumer	-	-	-	-	494,009	494,009	-

Total	$-	$25,000	$999,318	$1,024,318	$342,916,524	$343,940,842	$10,507

			90 Days				Past Due 90
	30 - 59 Days	60 - 89 Days	or more	Total		Total	Days or More
	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing
2017
Real estate:
Commercial	$-	$-	$2,245,743	$2,245,743	$231,780,831	$234,026,574	$-
Construction/Land development	-	-	-	-	18,160,366	18,160,366	-
Residential	-	-	146,459	146,459	59,094,957	59,241,416	146,459
Commercial	-	-	-	-	23,613,543	23,613,543	-
Consumer	-	-	-	-	554,017	554,017	-

Total	$-	$-	$2,392,202	$2,392,202	$333,203,714	$335,595,916	$146,459

			90 Days				Past Due 90
	30 - 59 Days	60 - 89 Days	or more	Total		Total	Days or More
	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing
2016
Real estate:
Commercial	$-	$-	$-	$-	$206,145,076	$206,145,076	$-
Construction/Land development	-	-	752,889	752,889	13,640,103	14,392,992	-
Residential	824,554	-	-	824,554	53,886,255	54,710,809	-
Commercial	48,719	-	-	48,719	22,104,054	22,152,773	-
Consumer	-	-	-	-	725,269	725,269	-

Total	$873,273	$-	$752,889	$1,626,162	$296,500,757	$298,126,919	$-

			90 Days				Past Due 90
	30 - 59 Days	60 - 89 Days	or more	Total		Total	Days or More
	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing
2015
Real estate:
Commercial	$-	$-	$-	$-	$186,703,868	$186,703,868	$-
Construction/Land development	-	-	956,813	956,813	11,863,352	12,820,165	-
Residential	-	-	-	-	51,290,828	51,290,828	-
Commercial	-	-	-	-	19,562,302	19,562,302	-
Consumer	-	-	-	-	886,175	886,175	-

Total	$-	$-	$956,813	$956,813	$270,306,525	$271,263,338	$-

			90 Days				Past Due 90
	30 - 59 Days	60 - 89 Days	or more	Total		Total	Days or More
	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing
2014
Real estate:
Commercial	$-	$-	$-	$-	$181,881,566	$181,881,566	$-
Construction/Land development	-	-	-	-	18,592,315	18,592,315	-
Residential	193,794	-	-	193,794	45,493,958	45,687,752	-
Commercial	-	-	-	-	18,581,523	18,581,523	-
Consumer	-	-	-	-	852,711	852,711	-

Total	$193,794	$-	$-	$193,794	$265,402,073	$265,595,867	$-

It is the Company’s policy to place a loan in nonaccrual status when any portion of the principal or interest is 90 days past due and collateral is insufficient to discharge the debt in full. Management closely monitors nonaccrual loans. The Company returns a nonaccrual loan to accruing status when (i) the loan is brought current with the full payment of all principal and interest arrearages, (ii) all contractual payments are thereafter made on a timely basis for at least six months, and (iii) management determines, based on a credit review, that it is reasonable to expect that future payments will be made as and when required by the contract.

Year-end non-accrual loans, segregated by class of loans, were as follows:

	2018	2017	2016	2015	2014

Non-accrual loans
Commercial real estate	$988,811	$2,245,743	$-	$-	$-
Construction/Land development	-	-	752,889	956,813	-
Total non-accrual loans	$988,811	$2,245,743	$752,889	$956,813	$-

At December 31, 2018, the Company had two nonaccrual commercial real estate loans to the same borrower totaling $988,811. The loans were secured by real estate and business assets and were personally guaranteed. Gross interest income of $115,168 would have been recorded in 2018 if these nonaccrual loans had been current and performing in accordance with the original terms. The Company allocated $0 of its allowance for loan losses to these nonaccrual loans. The balance of the nonaccrual loans was net of charge-offs of $690,000 at December 31, 2018.

At December 31, 2017, the Company had one nonaccrual commercial real estate loan totaling $2,245,743. The loan was secured by real estate and business assets and was personally guaranteed. Gross interest income of $82,070 would have been recorded in 2017 if this nonaccrual loan had been current and performing in accordance with the original terms. The Company allocated $127,213 of its allowance for loan losses to this nonaccrual loan. The balance of the nonaccrual loan was net of charge-offs of $275,000 at December 31, 2017. This nonaccrual loan was paid off in 2018 with a recovery of $197,660.

At December 31, 2018, the Company had one residential real estate loan totaling $10,507 that was delinquent 90 days or greater in addition to the nonaccrual loans noted above. At December 31, 2017, the Company had two residential real estate loans totaling $146,459 that were delinquent 90 days or greater in addition to the nonaccrual loans noted above.

Year-end impaired loans are set forth in the following table:

	2018	2017	2016	2015	2014

Impaired loans no valuation allowance	$3,177,381	$2,937,439	$2,348,275	$2,443,681	$-
Impaired loans with a valuation allowance	-	2,245,743	994,469	956,813	1,024,044
Total impaired loans	$3,177,381	$5,183,182	$3,342,744	$3,400,494	$1,024,044
Valuation allowance related to impaired loans	$-	$127,213	$24,167	$167,211	$167,418

Impaired loans include certain loans that have been modified in troubled debt restructurings (“TDRs”) where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance, or other actions. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months

At December 31, 2018, the Company had one commercial real estate loan totaling $2,134,570 and one residential loan totaling $54,000 classified as TDRs. The $54,000 loan was restructured as a TDR during 2018. All are included in impaired loans above. Each loan is paying as agreed. There have been no charge-offs or allowances associated with these two loans.

At December 31, 2017, the Company had three commercial real estate loans totaling $2,937,439 classified as TDRs. Two loans totaling $774,274 were restructured as TDRs during 2017. All are included in impaired loans above. Two of the loans paid off in 2018. There have been no charge-offs or allowances associated with these three loans.

	2018	2017	2016	2015	2014

Restructured loans (TDRs):
Performing as agreed	$2,188,570	$2,937,439	$2,348,275	$2,443,681	$-
Not performing as agreed	-	-	241,580	-	-
Total TDRs	$2,188,570	$2,937,439	$2,589,855	$2,443,681	$-

As part of our portfolio risk management, the Company assigns a risk grade to each loan. The factors used to determine the grade are the payment history of the loan and the borrower, the value of the collateral and net worth of any guarantor, and cash flow projections of the borrower. Special mention, Substandard, and Doubtful grades are assigned to loans with a higher frequency of delinquent payments and/or the collateral and/or cash flow are insufficient to support the loan and such loans are included on the Company’s watch list. The Special mention grade is intended to be a temporary grade. During 2018, the Company decided to shorten the time period loans were in the Special mention category and as a result all loans were moved to Substandard. This change did not have an impact on the allowance for loan losses.

	2018	2017	2016	2015	2014

Special mention	$-	$5,391,589	$8,962,940	$6,366,296	$9,605,422
Substandard	11,448,021	4,625,568	6,399,618	7,843,897	8,517,800
Doubtful	78,467	2,274,162	29,742	25,525	35,212
Total	$11,526,488	$12,291,319	$15,392,300	$14,235,718	$18,158,434

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

The following tables detail activity in the allowance for loan losses by portfolio for the years ended December 31, 2018, 2017, 2016, 2015, and 2014. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
December 31, 2018	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,867,397	$372,315	$(690,000)	$204,660	$1,754,372	$-	$1,754,372	$3,177,381	$235,656,768
Construction and land development	223,274	(78,496)	(12,115)	63,711	196,374	-	196,374	-	18,265,505
Residential	247,953	153,673	-	-	401,626	-	401,626	-	63,024,106
Commercial	87,353	6,090	-	9,167	102,610	-	102,610	-	23,323,073
Consumer	7,027	3,401	-	-	10,428	-	10,428	-	494,009
Unallocated	25,907	18,017	-	-	43,924	-	43,924	-	-
	$2,458,911	$475,000	$(702,115)	$277,538	$2,509,334	$-	$2,509,334	$3,177,381	$340,763,461

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
December 31, 2017	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,717,749	$419,868	$(275,000)	$4,780	$1,867,397	$127,213	$1,740,184	$5,183,182	$228,843,392
Construction and land development	204,860	65,850	(47,436)	-	223,274	-	223,274	-	18,160,366
Residential	247,437	368	-	148	247,953	-	247,953	-	59,241,416
Commercial	125,260	(41,240)	-	3,333	87,353	-	87,353	-	23,613,543
Consumer	8,826	(1,799)	-	-	7,027	-	7,027	-	554,017
Unallocated	58,954	(33,047)	-	-	25,907	-	25,907	-	-
	$2,363,086	$410,000	$(322,436)	$8,261	$2,458,911	$127,213	$2,331,698	$5,183,182	$330,412,734

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
December 31, 2016	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,718,256	$29,493	$(30,000)	$-	$1,717,749	$7,580	$1,710,169	$2,425,089	$203,719,987
Construction and land development	306,982	97,878	(200,000)	-	204,860	16,587	188,273	752,889	13,640,103
Residential	322,084	(184,773)	-	110,126	247,437	-	247,437	-	54,710,809
Commercial	132,362	93,383	(100,485)	-	125,260	-	125,260	164,766	21,988,007
Consumer	7,900	926	-	-	8,826	-	8,826	-	725,269
Unallocated	95,861	(36,907)	-	-	58,954	-	58,954	-	-
	$2,583,445	$-	$(330,485)	$110,126	$2,363,086	$24,167	$2,338,919	$3,342,744	$294,784,175

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
December 31, 2015	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,848,163	$(129,907)	$-	$-	$1,718,256	$-	$1,718,256	$2,240,046	$184,463,822
Construction and land development	458,211	48,771	(200,000)	-	306,982	167,211	139,771	956,813	11,863,352
Residential	278,943	42,299	-	842	322,084	-	322,084	-	51,290,828
Commercial	171,104	(41,096)	-	2,354	132,362	-	132,362	203,635	19,358,667
Consumer	8,215	(315)	-		7,900	-	7,900	-	886,175
Unallocated	15,613	80,248	-	-	95,861	-	95,861	-	-
	$2,780,249	$-	$(200,000)	$3,196	$2,583,445	$167,211	$2,416,234	$3,400,494	$267,862,844

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
December 31, 2014	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,955,984	$(107,821)	$-	$-	$1,848,163	$-	$1,848,163	$-	$181,881,566
Construction and land development	170,498	287,713	-	-	458,211	167,418	290,793	1,024,044	17,568,271
Residential	323,756	(66,316)	(4,602)	26,105	278,943	-	278,943	-	45,687,752
Commercial	109,651	59,853	-	1,600	171,104	-	171,104	-	18,581,523
Consumer	12,150	(10,127)	-	6,192	8,215	-	8,215	-	852,711
Unallocated	54,915	(39,302)	-	-	15,613	-	15,613	-	-
	$2,626,954	$124,000	$(4,602)	$33,897	$2,780,249	$167,418	$2,612,831	$1,024,044	$264,571,823

	2018	2017	2016	2015	2014
Allowance for loan losses to total loans outstanding	0.73%	0.73%	0.79%	0.95%	1.05%
Ratio of net charge-offs to average loans oustanding during the period	0.12%	0.10%	0.08%	0.07%	-0.01%

The Company recorded $424,577 in net charge-offs in 2018 versus $314,175 in net charge-offs in 2017. The provision for loan losses was $475,000 in 2018 and $410,000 in 2017.

Other Real Estate Owned

Other real estate owned (“OREO”) at December 31, 2018 and 2017 included one property with a carrying value of $210,150 and $265,500, respectively. The property is land in Cecil County, Maryland and was acquired through foreclosure in 2007. The property consists of 10.43 acres and is currently under contract for a gross sales price of $295,000 with closing expected in the second half of 2019.

	2018	2017	2016	2015	2014

Other Real Estate Owned	$210,150	$265,500	$414,000	$472,500	$943,846

Investment Securities

Investment securities decreased $1,414,634, or 3.1%, to $44,719,058 at December 31, 2018 from $46,133,692 at December 31, 2017. At December 31, 2018 and 2017, the Company had classified 59% and 61%, respectively, of the investment portfolio as available for sale. The remaining balance of the portfolio was classified as held to maturity.

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

The following table sets forth the carrying value of investment securities at December 31:

	2018	2017	2016
Available for sale
State and municipal	$1,506,505	$1,539,207	$1,566,327
SBA pools	2,719,372	3,199,846	2,263,834
Mortgage-backed securities	22,366,114	23,190,457	30,063,535
	$26,591,991	$27,929,510	$33,893,696

Held to maturity
State and municipal	$18,127,067	$18,204,182	$17,987,628

The following table sets forth the scheduled maturities of investment securities at December 31, 2018:

	Available for Sale			Held to Maturity
	Amortized Cost	Fair Value	Yield	Amortized Cost	Fair Value	Yield

Within 1 year	$375,000	$375,653	5.02%	$1,009,284	$1,011,165	1.92%
Over 1 to 5 years	260,587	249,920	2.25%	590,522	598,528	3.83%
Over 5 to 10 years	870,424	880,932	4.72%	1,858,695	1,876,364	3.85%
Over 10 years	-	-	0.00%	14,668,566	14,547,036	3.28%
	1,506,011	1,506,505	4.37%	18,127,067	18,033,093	3.28%
SBA Pools	2,779,411	2,719,372	3.07%	-	-	-
Mortgage-backed securities	23,090,618	22,366,114	2.31%	-	-	-
	$27,376,040	$26,591,991	2.50%	$18,127,067	$18,033,093	3.28%

SBA pools and mortgage-backed securities are due in monthly installments.

Deposits

Total deposits were $354,713,003 at December 31, 2018 compared to $319,796,424 at December 31, 2017, an increase of $34,916,579, or 10.9%. The increase was due to a $22,865,072 increase in time deposits, a $1,244,668 increase in money market accounts, and a $12,757,329 increase in interest bearing checking accounts, offset by a $264,877 decrease in savings accounts and a $1,685,613 decrease in noninterest-bearing accounts. The following table shows the average balances and average costs of deposits for the years ended December 31:

	2018		2017		2016
	Average Balance	Cost	Average Balance	Cost	Average Balance	Cost

Noninterest bearing demand deposits	$61,972,038	0.00%	$60,346,388	0.00%	$58,845,893	0.00%
Interest bearing demand deposits	48,070,664	0.22%	42,370,867	0.14%	36,431,530	0.13%
Savings and money market deposits	97,644,061	0.25%	104,943,540	0.23%	94,995,586	0.23%
Time deposits	131,937,867	1.42%	107,498,764	1.00%	94,648,802	0.88%
	$339,624,630	0.65%	$315,159,559	0.44%	$284,921,811	0.39%

As of December 31, 2018, certificates of deposit of $100,000 or more mature as follows:

Period	Balance
3 months or less	$12,710,424
Over 3 months to 6 months	6,165,538
Over 6 months to 12 months	13,351,960
Over 12 months	25,237,688
Total	$57,465,610

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

At December 31, 2018, the Company’s off-balance sheet financial instruments were as follows:

Loan commitments	$12,354,870
Unused lines of credit	$26,984,173
Letters of credit	$1,905,553

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

Specific information about the Company’s borrowings and contractual obligations is set forth in the following table:

	At December 31,
	2018	2017	2016
Amount oustanding at year-end:
Securities sold under repurchase agreements	$11,012,000	$21,768,507	$27,226,159
Federal Home Loan Bank advances	3,000,000	17,000,000	9,000,000
Federal Home Loan Bank advances mature in:
2017	$-	$-	$2,000,000
2018	-	14,000,000	5,000,000
2019	3,000,000	3,000,000	2,000,000
Weighted average rate paid at December 31:
Securites sold under repurchase agreements	1.07%	0.65%	0.63%
Federal Home Loan Bank advances	1.50%	1.35%	1.11%

Maximum amount of borrowings outstanding at any month end:
Securities sold under repurchase agreeents	$22,173,010	$30,786,064	$32,287,740
Federal Home Loan Bank advances	19,000,000	18,000,000	16,000,000

Average amount of borrowings oustanding with respect to:
Securities sold under repurchase agreements	$17,479,418	$24,702,931	$25,320,795
Federal Home Loan Bank advances	8,795,890	13,846,575	10,833,333
Borrowings from FRB and commerical banks	249,047	78,082	21,861

Average rate paid for the year:
Securities sold under repurchase agreements	0.83%	0.66%	0.64%
Federal Home Loan Bank advances	1.50%	1.20%	0.94%
Borrowings from FRB and commerical banks	1.93%	1.64%	0.67%

The terms of the Company’s operating leases, including the future minimum payments under those leases, are disclosed in Note 7 to the consolidated financial statements.

RESULTS OF OPERATIONS

Overview

The Company reported net income of $4,712,676 for the year ended December 31, 2018 compared to $3,789,241 for the year ended December 31, 2017. The increase of $923,435 over 2017 was due to an increase in net interest income of $373,529, an increase in noninterest income of $28,179, and a decrease in income taxes of $896,105, offset by an increase in noninterest expense of $309,378 and an increase in the provision for loan losses of $65,000.

Net Interest Income

The primary source of income for the Company is net interest income, which is the difference between interest income on interest-earning assets, such as investment securities and loans, and interest expense incurred on interest-bearing sources of funds, such as deposits and borrowings.

For the year ended December 31, 2018, the Company recorded net interest income of $15,261,092 compared to $14,887,563 for 2017, an increase of $373,529. The increase was attributable primarily to an increase in the average balance of interest-earning assets, offset by a decline in the net yield on interest-earning assets. Average interest earning assets increased $20,518,743 to $396,686,136 in 2018 from $376,167,393 in 2017. The net average tax equivalent yield on interest earning assets declined 16 basis points to 3.88% in 2018 when compared to the 4.04% recorded in 2017.

Total interest income for the year ended December 31, 2018 increased by $1,173,530 to $17,768,333, compared to $16,594,803 for 2017. The increase was due primarily to the aforementioned increase in average interest earning assets and an increase of 2 basis points in the yield on interest earning assets to 4.51% in 2018 from 4.49% in 2017.

Interest income from loans was $16,401,554 in 2018 compared to $15,189,238 in 2017, an increase of $1,212,316. This increase was attributable to a $23,748,077 increase in the average balance of loans to $343,573,784 in 2018 from $319,825,707 in 2017 and a 2 basis point increase in the average yield on loans to 4.77% in 2018 from 4.75% in 2017.

For the year ended December 31, 2018, the Company recorded interest income on securities of $1,181,480. For the same period of 2017, interest income on securities was $1,308,357. The $126,877 decrease in 2018 was attributable to a $5,780,070 decrease in the average balance of securities to $44,471,457 in 2018 from $50,251,527 in 2017 and a 23 basis point decrease in the average tax equivalent yield on securities to 2.95% in 2018 from 3.18% in 2017.

Interest income on federal funds sold and other interest-earning assets (FHLB stock and certificates of deposit) increased $88,091 to $185,299 in 2018 compared to $97,208 in 2017. The increase was due to a 54 basis point increase in the average tax equivalent yield to 2.18% in 2018 from 1.64% in 2017, and a $2,550,736 increase in the average balance of federal funds sold and other interest-earning assets to $8,640,895 in 2018 from $6,090,159 in 2017.

Total interest expense increased $800,001 to $2,507,241 in 2018 compared to $1,707,240 in 2017. The increase was primarily due to an increase of $10,736,185 in the average balance of interest-bearing liabilities to $304,176,944 in 2018 from $293,440,759 in 2017 and a 24 basis point increase in the cost of interest-bearing liabilities to 0.82% in 2018 from 0.58% in 2017.

Interest paid on NOW, savings, and money market deposit accounts increased $48,830 to $348,416 in 2018 compared to $299,586 in 2017. The increase was due to a 4 basis point increase in the cost of funds to 0.24% in 2018 from 0.20% in 2017, offset by a $1,599,682 decrease in the average balance of these deposits to $145,714,725 in 2018 from $147,314,407 in 2017.

Interest paid on time deposits increased $798,478 to $1,877,200 in 2018 compared to $1,078,722 in 2017. The increase in interest expense was due to an increase of 42 basis points in the average rate paid to 1.42% in 2018 from 1.00% in 2017 and an increase of $24,439,103 in the average balance to $131,937,867 in 2018 from $107,498,764 in 2017.

Interest paid on securities sold under repurchase agreements decreased $17,033 to $144,881 in 2018 compared to $161,914 in 2017. The decrease was attributable to a $7,223,513 decrease in the average balance of securities sold under repurchase agreements to $17,479,418 in 2018 from $24,702,931 in 2017, offset by an increase of 17 basis points in the average rate to 0.83% in 2018 from 0.66% in 2017.

Interest paid on FHLB advances and other borrowings decreased $30,274 to $136,744 in 2018 from $167,018 in 2017. The decrease was attributable to a $4,879,723 decrease in the average balance of FHLB advances and other borrowings to $9,044,934 in 2018 from $13,924,657 in 2017, offset by an increase of 31 basis points in the average rate to 1.51% in 2018 from 1.20% in 2017.

The following table sets forth certain information relating to the Company’s average interest-earning assets and interest-bearing liabilities for the periods indicated. The yields are calculated by dividing interest income or expense by the average daily balance of assets or liabilities, respectively. Non-accruing loans are included in the average balance.

	For the Years Ended December 31,
	2018			2017			2016
	Average Balance	Interest	Yield	Average Balance	Interest	Yield	Average Balance	Interest	Yield
Assets:
Loans	$343,573,784	$16,401,554	4.77%	$319,825,707	$15,189,238	4.75%	$284,804,975	$14,024,899	4.92%
Securities, taxable	26,807,959	617,249	2.30%	32,115,690	715,689	2.23%	32,808,588	769,115	2.34%
Securities, tax exempt	17,663,498	695,282	3.94%	18,135,837	883,901	4.87%	15,493,247	740,395	4.78%
Federal funds sold and other interest earning assets	8,640,895	188,479	2.18%	6,090,159	99,840	1.64%	5,796,135	66,231	1.14%
Total interest-earning assets	396,686,136	17,902,564	4.51%	376,167,393	16,888,668	4.49%	338,902,945	15,600,640	4.60%
Noninterest-earning assets	15,900,818			20,286,878			22,102,060
Total assets	$412,586,954			$396,454,271			$361,005,005

Liabilities and Stockholders' Equity:
NOW, savings, and money market	$145,714,725	348,416	0.24%	$147,314,407	299,586	0.20%	$131,427,116	267,533	0.20%
Certificates of deposit	131,937,867	1,877,200	1.42%	107,498,764	1,078,722	1.00%	94,648,802	831,454	0.88%
Securities sold under repurchase agreements	17,479,418	144,881	0.83%	24,702,931	161,914	0.66%	25,320,795	144,620	0.57%
FHLB advances and other borrowings	9,044,934	136,744	1.51%	13,924,657	167,018	1.20%	10,855,194	102,513	0.94%
Total interest-bearing deposits	304,176,944	2,507,241	0.82%	293,440,759	1,707,240	0.58%	262,251,907	1,346,120	0.51%

Noninterest-bearing deposits	61,972,038			60,346,388			58,845,893
Noninterest-bearing liabilities	2,689,538			1,740,450			1,791,459
Total liabilities	368,838,520			355,527,597			322,889,259
Stockholders' equity	43,748,434			40,926,674			38,115,746
Total liabilities and stockholders' equity	$412,586,954			$396,454,271			$361,005,005
Net interest income		$15,395,323			$15,181,428			$14,254,520

Interest rate spread			3.69%			3.91%			4.09%

Net yield on interest-earning assets			3.88%			4.04%			4.21%

Ratio of average interest-earning assets to average interest-bearing liabilities			130.41%			128.19%			129.23%

Interest on tax-exempt investments are reported on a fully taxable equivalent basis

The following table sets forth the dollar amount of changes in interest income and interest expense for the major categories of the Company's interest-earning assets and interest-bearing liabilities. The table distinguishes between (i) changes in net interest income attributed to volume (change in volume multiplied by the prior year's interest rate), and (ii) changes in net interest income attributed to rate (change in rate multiplied by the prior year's volume). The change in interest due to the combined rate and volume changes is allocated proportionally to the change in volume and rate.

RATE/VOLUME ANALYSIS

	Year ended December 31, 2018 compared to 2017			Year ended December 31, 2017 compared to 2016
	Change due to variance in			Change due to variance in
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans	$1,133,307	$79,009	$1,212,316	$1,676,977	$(512,638)	$1,164,339
Securities, taxable	(121,552)	23,112	(98,440)	(16,003)	(37,423)	(53,426)
Securities, tax exempt	(22,493)	(166,126)	(188,619)	128,532	14,974	143,506
Federal funds sold and other interest-earning assets	49,541	39,098	88,639	3,512	30,097	33,609
Total interest-earning assets	1,038,803	(24,907)	1,013,896	1,793,018	(504,990)	1,288,028

Interest expense:
NOW, savings, and money market	(3,286)	52,116	48,830	32,309	(256)	32,053
Certificates of deposit	281,349	517,129	798,478	120,725	126,543	247,268
Securities sold under repurchase agreements	(53,923)	36,890	(17,033)	(3,603)	20,897	17,294
FHLB advances and other borrowings	(67,274)	37,000	(30,274)	32,991	31,514	64,505
Total interest-bearing liabilities	156,866	643,135	800,001	182,422	178,698	361,120

Change in net interest income	$881,937	$(668,042)	$213,895	$1,610,596	$(683,688)	$926,908

Noninterest Income

Total noninterest income increased by $28,179, or 2.1%, to $1,365,273 in 2018 from $1,337,094 in 2017. Write down of other real estate owned decreased $93,150 due to a smaller write-down in 2018 as compared to 2017 of the value of the property included as OREO. Service charges on deposit accounts decreased $30,138, primarily due to lower overdraft fees. The net unrealized loss on equity securities increased by $11,429.

Noninterest Expense

Total noninterest expense increased by $309,378, or 3.1%, to $10,332,480 in 2018 from $10,023,102 in 2017. The increase was due primarily to increases in salary and employee benefit expenses of $287,568, or 4.6%, to $6,508,263 in 2018 compared to $6,220,695 in 2017. The increase was due primarily to merit increases in salaries paid to existing staff and higher payroll taxes and benefits.

Income Taxes

Income taxes decreased $896,105 to $1,106,209 in 2018 from $2,002,314 in 2017. The impact of the reduction of the federal corporate income tax rate from 34% to 21% as a result of the Tax Cuts and Jobs Act enacted in December 2017 accounted for $478,606 of the decrease. The other primary driver of the decrease was that income taxes for 2017 included a one-time charge of $410,391 as a result of the revaluation of the Company’s net deferred tax asset required by the aforementioned Act.

The Company’s effective tax rate decreased to 23.4% in 2018, from 34.6% in 2017. The decrease was due to the reduction of the federal corporate income tax rate from 34% to 21% discussed above and the reduction in 2018 from the revaluation of net deferred tax assets and liabilities in 2017 discussed above, offset by the lower impact of Federal tax-exempt income and state income taxes due to the lower federal income tax rate. Note 12 to the consolidated financial statements provides additional information about the Company’s taxes, including a reconciliation of the Company’s effective tax rate to the Federal statutory rate of 19%.

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

Based upon the simulation analysis performed at December 31, 2018 and 2017, management estimated the following changes in NII, assuming the indicated rate changes:

Change in Rate	2018	2017

400 basis point increase	$(623,000)	$(879,000)
300 basis point increase	(384,000)	(580,000)
200 basis point increase	(204,000)	(348,000)
100 basis point increase	(80,000)	(171,000)
100 basis point decrease	193,000	46,000
200 basis point decrease	48,000	(115,000)
300 basis point decrease	(41,000)	(174,000)

LIQUIDITY MANAGEMENT

Liquidity describes our ability to meet financial obligations that arise out of the ordinary course of business. Liquidity is primarily needed to meet depositor withdrawal requirements, to fund loans, and to fund our other debts and obligations as they come due in the normal course of business. We maintain our asset liquidity position internally through short-term investments, the maturity distribution of the investment portfolio, loan repayments, and income from earning assets. On the liability side of the balance sheet, liquidity is affected by the timing of maturing liabilities and the ability to generate new deposits or borrowings as needed. The Bank is approved to borrow 75% of eligible pledged single family residential loans and 50% of eligible pledged commercial loans as well as investment securities, or approximately $46.4 million under a secured line of credit with the FHLB. The Bank also has a facility with the Federal Reserve Bank of Richmond (the “Reserve Bank”) under which the Bank can borrow approximately $25.6 million. Finally, the Bank has an $18,500,000 ($9,500,000 unsecured and $9,000,000 secured) overnight federal funds line of credit available from commercial banks. FHLB advances of $3,000,000 and $17,000,000 were outstanding as of December 31, 2018 and 2017, respectively. There were no borrowings from the Reserve Bank or our commercial bank lender at December 31, 2018 and 2017. Management believes that we have adequate liquidity sources to meet all anticipated liquidity needs over the next 12 months. Management knows of no trend or event which is likely to have a material impact on our ability to maintain liquidity at satisfactory levels.

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

Additional information regarding the capital requirements that apply to us can be found in footnote 14 of the consolidated financial statements and notes thereto included in the Annual Report.

The following table presents actual and required capital ratios as of December 31, 2018 and 2017, for the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2018 and 2017, based on the phase-in provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

			Minimum		To Be Well
(Dollars in thousands)	Actual		Capital Adequacy		Capitalized
December 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$47,857	13.50%	$34,996	9.88%	$35,439	10.00%
Tier 1 capital (to risk-weighted assets)	45,348	12.80%	27,908	7.88%	28,351	8.00%
Common equity tier 1 (to risk-weighted assets)	45,348	12.80%	22,593	6.38%	23,036	6.50%
Tier 1 leverage (to average assets)	45,348	10.86%	16,698	4.00%	20,872	5.00%

December 31, 2017

Total capital (to risk-weighted assets)	$44,039	12.54%	$32,477	9.25%	$35,110	10.00%
Tier 1 capital (to risk-weighted assets)	41,580	11.84%	25,455	7.25%	28,088	8.00%
Common equity tier 1 (to risk-weighted assets)	41,580	11.84%	20,188	5.75%	22,822	6.50%
Tier 1 leverage (to average assets)	41,580	10.31%	16,135	4.00%	20,169	5.00%

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

The following accounting guidance has been approved by the Financial Accounting Standards Board (the “FASB”) and would apply to the Company if the Company entered into an applicable activity.

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 841).” Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company anticipates that the impact of ASU 2016-02’s implementation will be an equal increase in assets and liabilities of approximately $1,500,000.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses”. The ASU sets forth a “current expected credit loss” (CECL) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company has engaged a third-party vendor to assist in the implementation of this ASU.

In March 2017, the FASB issued ASU 2017-08, “Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20) – Premium Amortization on Purchased Callable Debt Securities.” ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. ASU 2017-08 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early application permitted. The Company adopted this standard effective January 1, 2018 and it did not have a material impact on the Company’s financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) - Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 modifies the disclosure requirements on fair value measurements in Topic 820. The amendments in this update remove disclosures that no longer are considered cost beneficial, modify/clarify the specific requirements of certain disclosures, and add disclosure requirements identified as relevant. ASU 2018-13 will be effective for us on January 1, 2020, with early adoption permitted, and is not expected to have a material impact on the Company’s financial statements.

In August 2018, the FASB issued ASU 2018-14, “Compensation - Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20).” ASU 2018-14 amends and modifies the disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans. The amendments in this update remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. ASU 2018-14 will be effective for us on January 1, 2021, with early adoption permitted, and is not expected to have a material impact on the Company’s financial statements.

In August 2018, the FASB issued ASU 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” ASU 2018-15 clarifies certain aspects of ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” which was issued in April 2015. Specifically, ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 does not affect the accounting for the service element of a hosting arrangement that is a service contract. ASU 2018-15 will be effective for us on January 1, 2020, with early adoption permitted, and is not expected to have a material impact on the Company’s financial statements.

The accounting policies adopted by management are consistent with authoritative GAAP and are consistent with those followed by our peers.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Bank is a “smaller reporting company” as defined in Exchange Act Rule 12b-2 and, accordingly, is not required to include the information required by this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page

Report of Independent Registered Public Accounting Firm	47
Consolidated Balance Sheets at December 31, 2018 and 2017	48
Consolidated Statements of Income for the years ended December 31, 2018 and 2017	47
Consolidated Statement of Comprehensive Income for the years ended December 31, 2018 and 2017	50
Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2018 and 2017	51
Consolidated Statement of Cash Flows for the years ended December 31, 2018 and 2017	52-53
Notes to Consolidated Financial Statements for the years ended December 31, 2018 and 2017	54

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Farmers and Merchants Bancshares, Inc.

Hampstead, Maryland

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Farmers and Merchants Bancshares, Inc. (the Company) as of December 31, 2018 and 2017, and the related statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

February 28, 2019

8100 Sandpiper Circle, Suite 308, Baltimore, Maryland 21236

443-725-5395 Fax 443-725-5074

Website: www.Rowles.com

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31,	2018	2017

Assets

Cash and due from banks	$11,480,608	$6,235,186
Federal funds sold and other interest-bearing deposits	3,137,629	1,002,199
Cash and cash equivalents	14,618,237	7,237,385
Certificate of deposit in other bank	100,000	100,000
Securities available for sale	26,591,991	27,929,510
Securities held to maturity	18,127,067	18,204,182
Equity security at fair value	503,827	503,881
Federal Home Loan Bank stock, at cost	575,800	1,063,600
Mortgage loans held for sale	573,638	327,700
Loans, less allowance for loan losses of $2,509,334 and $2,458,911	340,900,635	332,533,706
Premises and equipment	5,075,310	5,206,271
Accrued interest receivable	990,529	1,020,256
Deferred income taxes	1,179,454	998,032
Other real estate owned	210,150	265,500
Bank owned life insurance	7,053,354	6,891,590
Other assets	657,885	622,856
	$417,157,877	$402,904,469

Liabilities and Stockholders' Equity

Deposits
Noninterest-bearing	$62,717,520	$64,403,133
Interest-bearing	291,995,483	255,393,291
Total deposits	354,713,003	319,796,424
Securities sold under repurchase agreements	11,012,000	21,768,507
Federal Home Loan Bank of Atlanta advances	3,000,000	17,000,000
Accrued interest payable	311,489	180,620
Other liabilities	2,726,678	2,359,986
	371,763,170	361,105,537
Stockholders' equity
Common stock, par value $.01 per share, authorized 5,000,000 shares; issued and outstanding 1,682,997 shares in 2018 and 1,667,813 shares in 2017	16,830	16,678
Additional paid-in capital	27,324,794	26,869,796
Retained earnings	18,621,382	15,306,625
Accumulated other comprehensive loss	(568,299)	(394,167)
	45,394,707	41,798,932
	$417,157,877	$402,904,469

The accompanying notes are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

Years Ended December 31,	2018	2017

Interest income
Loans, including fees	$16,401,554	$15,189,238
Investment securities - taxable	610,951	710,438
Investment securities - tax exempt	570,529	597,919
Federal funds sold and other interest earning assets	185,299	97,208
Total interest income	17,768,333	16,594,803

Interest expense
Deposits	2,225,616	1,378,308
Securities sold under repurchase agreements	144,881	161,914
Federal Home Loan Bank advances and other borrowings	136,744	167,018
Total interest expense	2,507,241	1,707,240
Net interest income	15,261,092	14,887,563

Provision for loan losses	475,000	410,000

Net interest income after provision for loan losses	14,786,092	14,477,563

Noninterest income
Service charges on deposit accounts	670,653	700,791
Mortgage banking income	271,767	279,364
Bank owned life insurance income	161,764	170,588
Unrealized loss on equity security	(11,429)	-
Write down of other real estate owned	(55,350)	(148,500)
Gain on sale of SBA loans	226,026	223,251
Other fees and commissions	101,842	111,600
Total noninterest income	1,365,273	1,337,094

Noninterest expense
Salaries	5,194,871	4,931,432
Employee benefits	1,313,392	1,289,263
Occupancy	706,193	684,173
Furniture and equipment	632,330	644,576
Other	2,485,694	2,473,658
Total noninterest expense	10,332,480	10,023,102

Income before income taxes	5,818,885	5,791,555
Income taxes	1,106,209	2,002,314
Net income	$4,712,676	$3,789,241

Earnings per share - basic and diluted	$2.82	$2.28

The accompanying notes are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Years Ended December 31,	2018	2017

Net income	$4,712,676	$3,789,241

Other comprehensive income (loss), net of income taxes:

Securities available for sale
Net unrealized loss arising during the period	(254,609)	(81,019)
Income tax benefit	70,061	31,958
Total other comprehensive loss	(184,548)	(49,061)

Total comprehensive income	$4,528,128	$3,740,180

The accompanying notes are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

			Additional		Accumulated other	Total
	Common stock		paid-in	Retained	comprehensive	stockholders'
	Shares	Par value	capital	earnings	loss	equity

Balance, December 31, 2016	1,656,390	$16,564	$26,562,919	$12,713,099	$(280,305)	$39,012,277

Net income	-	-	-	3,789,241	-	3,789,241
Unrealized loss on securities available for sale net of income tax benefit of $31,958	-	-	-	-	(49,061)	(49,061)
Reclassification due to adoption of ASU No. 2018-02	-	-	-	64,801	(64,801)	-
Cash dividends, $0.76 per share	-	-	-	(1,260,516)	-	(1,260,516)
Dividends reinvested	11,423	114	306,877	-	-	306,991

Balance, December 31, 2017	1,667,813	16,678	26,869,796	15,306,625	(394,167)	41,798,932

Net income	-	-	-	4,712,676	-	4,712,676
Unrealized loss on securities available for sale net of income tax benefit of $70,061	-	-	-	-	(184,548)	(184,548)
Reclassification due to adoption of ASU No. 2016-01	-	-	-	(10,416)	10,416	-
Shares issued	50	1	1,549	-	-	1,550
Cash dividends, $0.83 per share	-	-	-	(1,387,503)	-	(1,387,503)
Dividends reinvested	15,134	151	453,449	-	-	453,600
Balance, December 31, 2018	1,682,997	$16,830	$27,324,794	$18,621,382	$(568,299)	$45,394,707

The accompanying notes are an integral part of these consolidated financial statements

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31,	2018	2017

Cash flows from operating activities
Interest received	$17,714,259	$16,646,808
Fees and commissions received	1,044,262	1,093,256
Interest paid	(2,376,372)	(1,668,523)
Proceeds from sale of mortgage loans held for sale	13,093,197	13,063,992
Origination of mortgage loans held for sale	(13,339,135)	(12,507,192)
Cash paid to suppliers and employees	(9,372,508)	(7,773,163)
Income taxes paid	(1,399,920)	(1,170,196)
Cash provided by operating activities	5,363,783	7,684,982

Cash flows from investing activities
Proceeds from maturity and call of securities
Available for sale	4,943,748	6,854,680
Held to maturity	223,000	1,612,309
Purchase of securities
Available for sale	(4,007,664)	(1,132,224)
Held to maturity	(122,313)	(1,805,924)
Loans made to customers, net of principal collected	(11,427,440)	(40,409,645)
Proceeds from sale of SBA loans	2,883,963	2,849,724
Redemption (purchase) of stock in FHLB of Atlanta	487,800	(285,300)
Purchases of premises, equipment and software	(191,744)	(114,243)
Cash used by investing activities	(7,210,650)	(32,430,623)

Cash flows from financing activities
Net increase (decrease) in Noninterest-bearing deposits	(1,685,613)	1,611,298
Interest-bearing deposits	36,602,192	15,469,990
Securities sold under repurchase agreements	(10,756,507)	(5,457,652)
Federal Home Loan Bank of Atlanta advances	(14,000,000)	8,000,000
Dividends paid, net of reinvestments	(933,903)	(953,525)
Common stock issued	1,550	-
Cash provided by financing activities	9,227,719	18,670,111

Net increase (decrease) in cash and cash equivalents	7,380,852	(6,075,530)

Cash and cash equivalents at beginning of period	7,237,385	13,312,915
Cash and cash equivalents at end of period	$14,618,237	$7,237,385

The accompanying notes are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Continued)

Years Ended December 31,	2018	2017

Reconciliation of net income to net cash provided by operating activities
Net income	$4,712,676	$3,789,241
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	380,461	419,281
Provision for loan losses	475,000	410,000
Write down of other real estate owned	55,350	148,500
Write down of other assets	4,500	1,500
Equity security dividends reinvested	(11,375)	(10,740)
Unrealized loss on equity security	11,429	-
Gain on sale of SBA loans	(226,026)	(223,251)
Deferred income taxes	(111,360)	(347,446)
Revaluation of deferred tax asset due to change in corporate income tax rate	-	410,391
Amortization of premiums and accretion of discounts, net	123,253	136,874
Increase (decrease) in
Deferred loan fees	(72,426)	126,038
Accrued interest payable	130,869	38,717
Other liabilities	366,692	624,102
Decrease (increase) in
Mortgage loans held for sale	(245,938)	556,800
Accrued interest receivable	29,727	(63,293)
Bank owned life insurance cash surrender value	(161,764)	(170,587)
Other assets	(97,285)	1,838,855
Cash provided by operating activities	$5,363,783	$7,684,982

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

Business

Farmers and Merchants Bank provides banking services to individuals and businesses located in Baltimore County, Maryland, Carroll County, Maryland and surrounding areas of northern Maryland. The Insurance Subsidiary is a captive insurance entity that provides insurance coverage for Farmers and Merchants Bank. Reliable Community Financial Services, Inc. is licensed to provide a wide range of investment and insurance products to its customers, but is inactive.

Reclassifications

Certain reclassifications have been made to the 2017 financial statements to conform to the current year presentation. These reclassifications had no effect on net income.

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

Investment securities

As securities are purchased, management determines if the securities should be classified as held to maturity or available for sale. Securities which management has the intent and ability to hold to maturity are recorded at amortized cost, which is cost adjusted for amortization of premiums and accretion of discounts. Discounts are accreted through maturity. Premiums are amortized through the earliest call date. Securities held to meet liquidity needs or which may be sold before maturity are classified as available for sale and carried at fair value with unrealized gains and losses included in stockholders' equity on an after-tax basis. Gains and losses on disposal are determined using the specific-identification method. The Company amortizes premiums and accretes discounts using the interest method.

Equity security at fair value

On January 1, 2018, the Company adopted the new accounting standard for financial instruments, which requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The adoption of this guidance resulted in a $10,416 decrease to retained earnings and a $10,416 increase to accumulated other comprehensive loss during the year ended December 31, 2018.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

1.	Summary of Significant Accounting Policies (Continued)

Federal Home Loan Bank stock

As a member of the Federal Home Loan Bank of Atlanta (the “FHLB”), the Bank is required to purchase FHLB stock in an amount that is based on the Bank’s total assets. Additional stock is purchased and redeemed based on the outstanding FHLB advances to the Bank. The stock is recorded at cost on the balance sheet.

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

The allowances established for probable losses on impaired loans are based on a regular analysis and evaluation of problem loans. Management maintains a watch list of problem loans. Loans are classified based on an internal credit risk grading process that evaluates, among other things: (i) the obligor's ability to repay; (ii) the underlying collateral, if any; (iii) the economic environment; and (iv) for commercial borrowers, the industry in which the borrower operates. Specific valuation allowances are determined when the collateral value, if the loan is collateral dependent, or the discounted cash flows of the impaired loan is lower than the carrying value.

Historical valuation allowances are calculated based on the historical loss experience of specific types of loans. The Company calculates historical loss ratios for pools of similar loans with similar characteristics based on the proportion of actual charge-offs experienced to the total population of loans in the pool over the prior eight to twenty quarters. As of December 31, 2018 and 2017, management used a twenty quarter period for the historical loss ratio. The historical loss ratios are updated quarterly based on actual charge-off experience. A historical valuation allowance is established for each pool of similar loans based upon the product of the historical loss ratio and the total dollar amount of the loans in the pool.

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

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

1.	Summary of Significant Accounting Policies (Continued)

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

Premises and equipment

Land is carried at cost. Premises and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation on buildings and equipment is computed over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are amortized using the straight-line method over the term of the lease or the estimated useful lives of the asset, whichever is shorter.

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

 Bank owned life insurance

The Company has purchased life insurance policies on certain key executives. Company owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Revenue Recognition

On January 1, 2018, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers and all subsequent amendments to the standard which (i) creates a single framework for recognizing revenue from contracts with customers that fall within its scope and (ii) revises when it is appropriate to recognize a gain (loss) from the transfer of nonfinancial assets, such as other real estate owned. The majority of the Company’s revenues come from interest income and other sources, including loans and securities, that are outside the scope of the standard. The Company’s services that fall within the scope of standard are presented within noninterest revenue and are recognized as revenue as the Company satisfies its obligation to the customer. Services within the scope of the standard include service charges on deposits, interchange income, and the sale of other real estate owned. The implementation of the standard had no significant impact on our financial statements.

Income taxes

The provision for income taxes includes income taxes payable for the current year and deferred income taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement bases and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

1.	Summary of Significant Accounting Policies (Continued)

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

Per share data

Earnings per share are determined by dividing net income by the weighted average number of shares of common stock outstanding, giving retroactive effect to any stock dividends. Weighted average shares were 1,671,789 and 1,658,384 for 2018 and 2017, respectively. Diluted earnings per share is derived by dividing net income available by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding common stock equivalents. There are no potentially dilutive stock equivalents outstanding at December 31, 2018 or 2017.

Subsequent events

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of December 31, 2018 for items that should potentially be recognized or disclosed in these financial statements as prescribed by FASB Accounting Standards Codification Topic 855, Subsequent Events.

2.	Cash and Cash Equivalents

The Company normally carries balances with other banks that exceed the federally insured limit.  The average balance carried in excess of the limit, including unsecured federal funds sold to the same banks, was $5,349,977 and $5,991,573 during the years ended December 31, 2018 and 2017, respectively.

Deposits held in noninterest-bearing transaction accounts are aggregated with any interest-bearing deposits the owner may hold in the same category. The combined total is insured up to $250,000.

Banks are required to carry noninterest-bearing cash reserves of specified percentages of deposit balances. The Company's normal balances of cash on hand and on deposit with other banks are sufficient to satisfy the reserve requirements.

3.	Investment Securities

Investment securities are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
December 31, 2018	cost	gains	losses	value

Available for sale

State and municipal	$1,506,011	$11,161	$10,667	$1,506,505
SBA pools	2,779,411	-	60,039	2,719,372
Mortgage-backed securities	23,090,618	33,594	758,098	22,366,114
	$27,376,040	$44,755	$828,804	$26,591,991

Held to maturity

State and municipal	$18,127,067	$115,220	$209,194	$18,033,093

December 31, 2017

Available for sale

State and municipal	$1,510,848	$38,494	$10,135	$1,539,207
SBA pools	3,212,771	75	13,000	3,199,846
Mortgage-backed securities	23,735,332	8,787	553,662	23,190,457
	$28,458,951	$47,356	$576,797	$27,929,510

Held to maturity

State and municipal	$18,204,182	$225,349	$121,904	$18,307,627

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

3.	Investment Securities (Continued)

Contractual maturities, shown below, will differ from actual maturities because borrowers and issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
December 31, 2018	cost	value	cost	value

Within one year	$375,000	$375,653	$1,009,284	$1,011,165
Over one to five years	260,587	249,920	590,522	598,528
Over five to ten years	870,424	880,932	1,858,695	1,876,364
Over ten years	-	-	14,668,566	14,547,036
	1,506,011	1,506,505	18,127,067	18,033,093
Mortgage-backed securities and SBA pools, due in monthly installments	25,870,029	25,085,486	-	-
	$27,376,040	$26,591,991	$18,127,067	$18,033,093
December 31, 2017

Within one year	$-	$-	$165,677	$168,260
Over one to five years	-	-	780,336	794,512
Over five to ten years	1,133,940	1,150,564	1,792,019	1,831,833
Over ten years	376,908	388,643	15,466,150	15,513,022
	1,510,848	1,539,207	18,204,182	18,307,627
Mortgage-backed securities and SBA pools, due in monthly installments	26,948,103	26,390,303	-	-
	$28,458,951	$27,929,510	$18,204,182	$18,307,627

Securities with a carrying value of $11,706,765 and $31,982,381 as of December 31, 2018 and 2017, respectively, were pledged as collateral for securities sold under repurchase agreements, municipal deposits, and borrowings.

In 2018 and 2017, the Company had no security sales.

The following table sets forth the Company's gross unrealized losses on a continuous basis for investment securities, by category and length of time.

December 31, 2018	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
Description of investments	Fair value	losses	Fair value	losses	Fair value	losses

State and municipal	$3,435,052	$42,080	$3,740,467	$177,781	$7,175,519	$219,861
SBA pools	443,288	6,707	2,276,084	53,332	2,719,372	60,039
Mortgage-backed securities	596,002	6,631	17,770,790	751,467	18,366,792	758,098
Total	$4,474,342	$55,418	$23,787,341	$982,580	$28,261,683	$1,037,998

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

3.	Investment Securities (Continued)

December 31, 2017	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
Description of investments	Fair value	losses	Fair value	losses	Fair value	losses

State and municipal	$812,630	$1,519	$3,444,443	$130,520	$4,257,073	$132,039
SBA pools	551,780	1,903	2,109,832	11,097	2,661,612	13,000
Mortgage-backed securities	2,871,597	41,413	19,571,511	512,249	22,443,108	553,662
Total	$4,236,007	$44,835	$25,125,786	$653,866	$29,361,793	$698,701

Management has the ability and intent to hold securities classified as held to maturity until they mature, at which time the Company should receive full value for the securities. As of December 31, 2018, management did not have the intent to sell any of the securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased as well as other market conditions for each particular security based upon the structure and remaining principal balance. The fair values of the investment securities are expected to recover as the securities approach their maturity dates or repricing dates or if market yields for such investments decline. Based on the these factors, as of December 31, 2018, management believes the unrealized losses detailed in the table above are temporary and, accordingly, none of these unrealized losses have been recognized in the Company’s consolidated statement of income.

4.	Related Party Transactions

Certain executive officers and directors of the Company, including members of their immediate families and companies in which they are significant owners (more than 10%), were indebted to the Company. The loans were made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with borrowers who are not related to the Company. During the years ended December 31, 2018 and 2017, the activity of these loans was as follows:

	2018	2017

Balance, beginning of year	$15,577,316	$12,782,233
Additions	2,069,000	5,921,920
Amounts collected	(2,669,653)	(3,126,837)
Change in related parties	(1,021,566)	-
Balance, end of year	$13,955,097	$15,577,316

Unused lines of credit to related parties totaled $634,724 and $746,842 at December 31, 2018 and 2017, respectively. Letters of credit were issued to directors totaling $0 and $6,534 at December 31, 2018 and 2017, respectively.

Deposits at the Company from related parties totaled $14,665,183 and $18,592,732 at December 31, 2018 and 2017, respectively.

Payments to companies controlled by directors totaled $4,144 in 2018 and $10,278 in 2017.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

5.	Loans

Major categories of loans at December 31, 2018 and 2017 are as follows:

	2018	2017

Real estate:
Commercial	$238,834,149	$234,026,574
Construction and land development	18,265,505	18,160,366
Residential	63,024,106	59,241,416
Commercial	23,323,073	23,613,543
Consumer	494,009	554,017
	343,940,842	335,595,916
Less: Allowance for loan losses	2,509,334	2,458,911
Deferred origination fees net of costs	530,873	603,299
	$340,900,635	$332,533,706

The maturity and rate repricing distribution of the loan portfolio as of December 31, 2018 and 2017, is as follows:

	2018	2017

Variable rate, immediately	$65,523,966	$55,901,161
Due within one year	42,060,188	42,042,744
Due over one to five years	153,190,636	136,475,036
Due over five years	83,166,052	101,176,975
	$343,940,842	$335,595,916

Year-end nonaccrual loans, segregated by class of loans, were as follows:

	2018	2017

Commercial real estate	$988,811	$2,245,743

At December 31, 2018, the Company had two nonaccrual commercial real estate loans to the same borrower totaling $988,811. The loans were secured by real estate and business assets and were personally guaranteed. Gross interest income of $115,168 would have been recorded in 2018 if these nonaccrual loans had been current and performing in accordance with the original terms. The Company allocated $0 of its allowance for loan losses to these nonaccrual loans. The balance of the nonaccrual loans was net of charge-offs of $690,000 at December 31, 2018.

At December 31, 2017, the Company had one nonaccrual commercial real estate loan totaling $2,245,743. The loan was secured by real estate and business assets, and was personally guaranteed. Gross interest income of $82,070 would have been recorded in 2017 if this nonaccrual loan had been current and performing in accordance with the original terms. The Company allocated $127,213 of its allowance for loan losses to this nonaccrual loan. The balance of the nonaccrual loan was net of charge-offs of $275,000 at December 31, 2017. This nonaccrual loan was paid off in 2018 with a recovery of $197,660.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

5.	Loans (Continued)

An age analysis of past due loans, segregated by class of loans, as of year-end, is as follows:

			90 Days				Past Due 90
	30 - 59 Days	60 - 89 Days	or More	Total		Total	Days or More
	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing
December 31, 2018
Real estate:
Commercial	$-	$-	$988,811	$988,811	$237,845,338	$238,834,149	$-
Construction and land development	-	-	-	-	18,265,505	18,265,505	-
Residential	-	-	10,507	10,507	63,013,599	63,024,106	10,507
Commercial	-	25,000	-	25,000	23,298,073	23,323,073	-
Consumer	-	-	-	-	494,009	494,009	-
Total	$-	$25,000	$999,318	$1,024,318	$342,916,524	$343,940,842	$10,507

December 31, 2017
Real estate:
Commercial	$-	$-	$2,245,743	$2,245,743	$231,780,831	$234,026,574	$-
Construction and land development	-	-	-	-	18,160,366	18,160,366	-
Residential	-	-	146,459	146,459	59,094,957	59,241,416	146,459
Commercial	-	-	-	-	23,613,543	23,613,543	-
Consumer	-	-	-	-	554,017	554,017	-
Total	$-	$-	$2,392,202	$2,392,202	$333,203,714	$335,595,916	$146,459

Year-end impaired loans, segregated by class of loans, are set forth in the following table:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded	Interest
	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
December 31, 2018
Commercial real estate	$3,867,381	$3,177,381	$-	$3,177,381	$-	$4,180,282	$120,193

December 31, 2017
Commercial real estate	$5,458,182	$2,937,439	$2,245,743	$5,183,182	$127,213	$2,591,591	$268,652

Impaired loans include certain loans that have been modified in troubled debt restructurings (“TDRs”) where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company's loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance, or other actions. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower's sustained repayment performance for a reasonable period, generally six months.

At December 31, 2018, the Company had one commercial real estate loan totaling $2,134,570 and one residential loan totaling $54,000 classified as TDRs. The $54,000 loan was restructured as a TDR during 2018. All are included in impaired loans above. Each loan is paying as agreed. There have been no charge-offs or allowances associated with these two loans.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

5.	Loans (Continued)

At December 31, 2017, the Company had three commercial real estate loans totaling $2,937,439 classified as TDRs. Two loans totaling $774,274 were restructured as TDRs during 2017. All are included in impaired loans above. Two of the loans paid off in 2018. There have been no charge-offs or allowances associated with these three loans.

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

Special Mention

A special mention loan has potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the Bank's credit position at some future date. Special mention loans are not adversely classified and do not expose the Bank to sufficient risk to warrant adverse classification. This classification is intended to be temporary while the Bank learns more about the condition of the borrower and the collateral.

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

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

5.	Loans (Continued)

Loans by credit grade, segregated by loan type, at year-end, are as follows:

		Above			Pass	Special
December 31, 2018	Excellent	average	Average	Acceptable	watch	mention	Substandard	Doubtful	Total

Real estate:
Commercial	$-	$3,632,231	$101,633,803	$104,454,812	$20,356,642	$-	$8,756,661	$-	$238,834,149
Construction and land development	-	-	8,190,212	7,871,642	2,203,651	-	-	-	18,265,505
Residential	35,926	1,178,899	26,856,131	30,169,305	2,093,825	-	2,690,020	-	63,024,106
Commercial	977,054	24,180	12,373,503	7,130,122	2,818,214	-	-	-	23,323,073
Consumer	3,668	80,670	266,704	63,160	-	-	1,340	78,467	494,009
	$1,016,648	$4,915,980	$149,320,353	$149,689,041	$27,472,332	$-	$11,448,021	$78,467	$343,940,842

		Above			Pass	Special
December 31, 2017	Excellent	average	Average	Acceptable	watch	mention	Substandard	Doubtful	Total

Real estate:
Commercial	$-	$6,115,925	$127,639,361	$79,619,726	$9,041,882	$5,391,589	$3,972,348	$2,245,743	$234,026,574
Construction and land development	-	173,633	9,288,372	4,978,964	3,719,397	-	-	-	18,160,366
Residential	53,948	1,260,128	35,254,016	18,659,174	3,363,570	-	650,580	-	59,241,416
Commercial	1,581,878	121,919	16,225,350	5,545,562	138,834	-	-	-	23,613,543
Consumer	5,210	96,484	351,093	70,171	-	-	2,640	28,419	554,017
	$1,641,036	$7,768,089	$188,758,192	$108,873,597	$16,263,683	$5,391,589	$4,625,568	$2,274,162	$335,595,916

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

5.	Loans (Continued)

The following tables detail activity in the allowance for loan losses by portfolio for the years ended December 31, 2018 and 2017. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
December 31, 2018	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,867,397	$372,315	$(690,000)	$204,660	$1,754,372	$-	$1,754,372	$3,177,381	$235,656,768
Construction and land development	223,274	(78,496)	(12,115)	63,711	196,374	-	196,374	-	18,265,505
Residential	247,953	153,673	-	-	401,626	-	401,626	-	63,024,106
Commercial	87,353	6,090	-	9,167	102,610	-	102,610	-	23,323,073
Consumer	7,027	3,401	-	-	10,428	-	10,428	-	494,009
Unallocated	25,907	18,017	-	-	43,924	-	43,924	-	-
	$2,458,911	$475,000	$(702,115)	$277,538	$2,509,334	$-	$2,509,334	$3,177,381	$340,763,461

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
December 31, 2017	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,717,749	$419,868	$(275,000)	$4,780	$1,867,397	$127,213	$1,740,184	$5,183,182	$228,843,392
Construction and land development	204,860	65,850	(47,436)	-	223,274	-	223,274	-	18,160,366
Residential	247,437	368	-	148	247,953	-	247,953	-	59,241,416
Commercial	125,260	(41,240)		3,333	87,353	-	87,353		23,613,543
Consumer	8,826	(1,799)	-	-	7,027	-	7,027	-	554,017
Unallocated	58,954	(33,047)	-	-	25,907	-	25,907	-	-
	$2,363,086	$410,000	$(322,436)	$8,261	$2,458,911	$127,213	$2,331,698	$5,183,182	$330,412,734

Loans with a balance of approximately $63 million were pledged as collateral to the FHLB as of December 31, 2018. Loans with a balance of approximately $51 million were pledged as collateral to the Federal Reserve Bank of Richmond (the “FRB”) as of December 31, 2018. At December 31, 2018 and 2017, the Company serviced participation loans for others totaling $30.0 and $31.7 million, respectively.

The Company makes loans to customers located primarily in Baltimore County and Carroll County, Maryland and in surrounding areas of northern Maryland. Although the loan portfolio is diversified, many loans are secured by real estate and its performance will be influenced by the economy of the region, including local real estate markets.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6.	Premises and Equipment

A summary of premises and equipment is as follows:

	Useful lives (in years)			2018	2017

Land and improvements		-		$1,952,998	$1,952,998
Buildings and improvements	15	-	39	5,659,635	5,659,635
Furniture and equipment	3	-	10	3,796,514	3,604,769
				11,409,147	11,217,402
Accumulated depreciation and amortization				6,333,837	6,011,131
				$5,075,310	$5,206,271

Depreciation and amortization expense				$322,705	$357,650

Software with a net book value of $73,022 and $126,538 as of December 31, 2018 and 2017, respectively, is included in other assets. Amortization expense of $57,756 and $61,631 was recorded in 2018 and 2017, respectively.

7.	Commitments and Contingencies

Lease Commitments

The Company has an operating lease for the land on which the Hampstead branch is located. The initial term of the lease expired on September 30, 2009 and the lease has been renewed for two five year terms with an expiration date of September 30, 2019. The lease has options to renew for six additional consecutive five-year terms. Effective in July 2012, the Company entered into an operating lease for certain facilities where the Greenmount branch is located. The initial term of the lease was for five years and, effective January 2018, the lease has been renewed for one five-year term with an option to renew for an additional five-year term. The Company has an operating lease for its Atrium branch facility with a term of one year and nine one-year renewals. The lease was renewed in 2018 for another year. The Company entered into an operating lease for the corporate headquarters in September 2015. The lease expires in September 2020 with options to renew for four additional consecutive five year terms. In May 2018, the Company entered into a lease for its Carroll Lutheran Village branch with a term of five years and the option to renew for two additional five year terms.

Future minimum payments under the agreements including those option years for which the Company is reasonably certain to renew are as follows:

Year	Amount

2019	$137,383
2020	141,680
2021	146,120
2022	150,707
2023	155,447
Thereafter	911,769
$1,643,106

Rent expense was $138,778 and $130,608 in 2018 and 2017, respectively.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

7.	Commitments and Contingencies (continued)

Credit Commitments

Outstanding loan commitments, unused lines of credit, and letters of credit as of December 31, were as follows:

	2018	2017

Loan commitments
Construction and land development	$6,800,240	$-
Commercial	1,143,217	1,295,000
Commercial real estate	2,853,913	7,478,500
Residential	1,557,500	660,000
	$12,354,870	$9,433,500

Unused lines of credit
Home-equity lines	$3,594,847	$3,390,515
Commercial lines	23,389,326	36,614,548
	$26,984,173	$40,005,063

Letters of credit	$1,905,553	$1,827,513

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

Insurance Reserves

The Insurance Subsidiary insures risks of the Bank (primarily professional liability) that are not available in typical commercially available policies. In addition, the Insurance Subsidiary, as one protected cell of a protected cell captive insurance company (‘CIC”), is responsible for a portion of all claims filed by the other protected cells in the CIC. The Company records liabilities for claims incurred but not reported based on historical loss information and claim emergence patterns. Total liabilities related to Insurance Subsidiary claims at December 31, 2018 and 2017 were $48,618 and $27,413, respectively, and are included in other liabilities in the Consolidated Balance Sheet.

8.	Retirement Plans

The Company has a profit sharing plan qualifying under Section 401(k) of the Internal Revenue Code. All employees age 21 or more with six months of service are eligible for participation in the plan. The Company matches employee contributions up to 4% of total compensation and may make additional discretionary contributions. Employee and employer contributions are 100% vested when made. The Company's contributions to this plan were $173,848 and $170,142 for 2018 and 2017, respectively.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

8.	Retirement Plans (Continued)

The Company has entered into agreements with 12 employees to provide certain life insurance benefits payable in connection with policies of life insurance on those employees that are owned by the Company. Each of the agreements provides for the amount of death insurance benefits to be paid to beneficiaries of the insured. For this plan, the Company expensed $5,673 and $5,228 in 2018 and 2017, respectively.

The Company adopted supplemental executive retirement plans for three of its executives. The plans provide cash compensation to the executive officers under certain circumstances, including a separation of service. The benefits vest over the period from adoption to a specified age for each executive. The Company recorded expenses, including interest, of $240,609 and $255,859 in 2018 and 2017, respectively, for these plans.

Retirement plan expenses are included in employee benefits on the Consolidated Statements of Income.

9.	Interest-Bearing Deposits

Major classifications of interest-bearing deposits are as follows:

	2018	2017

NOW	$56,293,730	$43,536,401
Money market	54,995,415	53,750,747
Savings	43,638,363	43,903,240
Certificates of deposit, $250,000 or more	23,335,007	15,896,054
Other time deposits	113,732,968	98,306,849
	$291,995,483	$255,393,291

As of December 31, 2018, certificates of deposit mature as follows:

Year	Amount

2019	$84,831,543
2020	30,056,739
2021	13,382,329
2022	2,477,962
2023	6,302,390
Thereafter	17,012
$137,067,975

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

10.	Borrowed Funds

Borrowed funds consist of securities sold under repurchase agreements, which represent overnight or term borrowings from customers, advances from the FHLB of Atlanta, the FRB, and overnight borrowings from a commercial bank. The government agency securities that are the collateral for these agreements are owned by the Company and maintained in the custody of an unaffiliated agent designated by the Company. Additional information is as follows:

		2018	2017

Amounts outstanding at year-end:
Securities sold under repurchase agreements		$11,012,000	$21,768,507

Federal Home Loan Bank advances are summarized as follows:

Maturity date	Interest Rate	Amount
1/16/2018	1.13%	$-	$1,000,000
1/30/2018	1.25%	-	2,000,000
2/12/2018	1.14%	-	2,000,000
3/15/2018	1.17%	-	2,000,000
5/24/2018	1.26%	-	2,000,000
6/28/2018	1.69%	-	3,000,000
8/13/2018	1.32%	-	2,000,000
9/23/2019	1.25%	2,000,000	2,000,000
11/22/2019	1.99%	1,000,000	1,000,000

	Total	$3,000,000	$17,000,000

Weighted average rate paid at December 31:
Securities sold under repurchase agreements	1.07%	0.65%
Federal Home Loan Bank advances	1.50%	1.35%

Maximum month-end amount outstanding during the year ended December 31:
Securities sold under repurchase agreements	$22,173,010	$30,786,064
Federal Home Loan Bank advances	19,000,000	18,000,000

Average amount outstanding during the year ended December 31:
Securities sold under repurchase agreements	$17,479,418	$24,702,931
Federal Home Loan Bank advances	8,795,890	13,846,575
Borrowings from FRB and commercial banks	249,047	78,082

Average rate paid during the year ended December 31:
Securities sold under repurchase agreements	0.83%	0.66%
Federal Home Loan Bank advances	1.50%	1.20%
Borrowings from FRB and commercial banks	1.93%	1.64%

Investment securities underlying the repurchase agreements at December 31:
Carrying value	$11,706,765	$22,363,793
Estimated fair value	11,710,458	22,484,092

Loans and investment securities pledged to the Federal Home Loan Bank at December 31:
Carrying value - loans	$63,305,452	$68,406,154
Carrying value - investment securities	-	4,749,970

Loans pledged to the Federal Reserve Bank at December 31:
Carrying value	$50,682,236	$40,717,623

The Company is approved to borrow approximately $46.4 million against eligible pledged single family residential loans, eligible pledged multi-family loans, eligible pledged commercial loans, and eligible pledged securities under a secured line of credit with the FHLB. In addition, the Company has a facility with the FRB whereby the Company can borrow up to $25.6 million. The Company also has available an unsecured federal funds line of credit of $9.5 million and a secured federal funds line of credit of $9 million from commercial banks.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

11.	Other Noninterest Expenses

Other noninterest expenses include the following:

	2018	2017

Professional services	$400,759	$452,846
Advertising	237,508	236,564
Automated teller machine and debit card expenses	210,644	285,912
Directors fees	197,116	178,796
Telephone	193,631	179,329
Stationery, printing, and supplies	190,057	170,301
Postage, delivery, and armored carrier	179,677	172,607
Internet banking fees	155,208	157,962
Federal Deposit Insurance Corporation premiums	125,143	125,943
Correspondent bank services	94,763	84,119
Travel and conferences	50,553	51,509
Maryland state regulatory assessment	47,967	44,897
Insurance claims	47,726	27,413
Dues and subscriptions	44,603	39,574
Liability insurance	43,414	49,332
Other real estate owned	42,762	24,441
Remote deposit expenses	31,923	30,895
Credit reports	26,860	23,450
Payroll preparation	21,652	19,406
Other	143,728	118,362
	$2,485,694	$2,473,658

12.	Income Taxes

The components of income tax expense are as follows:

	2018	2017
Current
Federal	$834,327	$1,532,959
State	383,242	406,410
	1,217,569	1,939,369
Revaluation of deferred tax asset due to change in corporate tax rate	-	410,391
Deferred	(111,360)	(347,446)
	$1,106,209	$2,002,314

The Tax Cuts and Jobs Act reduced the Company’s federal corporate income tax rate from 34% to 21% beginning in 2018. Because the legislation was passed in 2017, the Company was required to revalue its net deferred tax asset in 2017 using the 21% rate resulting in additional income tax expense in 2017. The Company recorded net income tax expense of $410,391 related to this revaluation. Of this amount, $64,801 was attributable to the Company's net deferred tax asset for unrealized losses on available for sale securities. In addition to adjusting the deferred tax asset for this item, the Company recorded an adjustment to accumulated other comprehensive income with a transfer to retained earnings.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

12.	Income Taxes (Continued)

The components of the deferred tax expense are as follows:

	2018	2017
Depreciation	$(6,049)	$(62,449)
Provision for loan losses	287	(132,991)
Other real estate owned allowance for loss	(15,231)	(58,576)
Nonaccrual interest	(8,888)	(3,633)
Prepaid captive insurance premium	(9,325)	13,781
Write-down of equity securities	(4,383)	(592)
Post-retirement benefits	(67,771)	(102,986)
	$(111,360)	$(347,446)

The components of the net deferred tax asset are as follows:

Deferred tax assets
Allowance for loan losses	$626,841	$627,127
Other real estate owned allowance for loss	228,354	213,123
Write-down of equity securities	12,631	4,265
Nonaccrual interest	31,692	22,804
Post-retirement benefits	502,661	434,891
Unrealized loss on securities available for sale	215,751	149,671
	1,617,930	1,451,881
Deferred tax liabilities
Prepaid captive insurance premium	273,665	282,990
Depreciation	164,811	170,859
	438,476	453,849
Net deferred tax asset	$1,179,454	$998,032

The differences between the federal income tax rate in effect each year and the effective tax rate for the Company are reconciled as follows:

Statutory federal income tax rate	21.0%	34.0%
Increase (decrease) resulting from:
Federal tax-exempt income	(6.5)	(10.8)
State income taxes, net of federal income tax benefit	4.7	3.9
Nondeductible expenses	0.1	0.1
Revaluation of deferred tax asset due to change in corporate tax rate	-	7.1
Other	(0.3)	0.3
	19.0%	34.6%

Included in Federal tax-exempt income is the insurance premium revenue of the Insurance Subsidiary.

The Company does not have material uncertain tax positions and did not recognize any adjustments for unrecognized tax benefits. The Company remains subject to examination of income tax returns for the years ending after December 31, 2014.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

13.	Capital Standards

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

The implementation of the capital conservation buffer began on January 1, 2016, at the 0.625% level and will be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). The Basel III Capital Rules also provide for a "countercyclical capital buffer" that is applicable to only certain covered institutions and does not have current applicability to the Bank. Management believes that, as of December 31, 2018, the Bank met all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.

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

The following table presents actual and required capital ratios as of December 31, 2018 and 2017, for the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2018 and 2017, based on the phase-in provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

As of December 31, 2018, the most recent notification from the FDIC has categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain ratios as set forth in the table. There have been no conditions or events since that notification that management believes have changed the Bank's category.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

13.	Capital Standards (Continued)

The FDIC, through formal or informal agreement, has the authority to require an institution to maintain higher capital ratios than those provided by statute, to be categorized as well capitalized under the regulatory framework for prompt corrective action. The following table presents actual and required capital ratios as of December 31, 2018 and 2017, for the Bank under the Basel III Capital Rules.

			Minimum		To Be Well
(Dollars in thousands)	Actual		Capital Adequacy		Capitalized
December 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$47,857	13.50%	$34,996	9.88%	$35,439	10.00%
Tier 1 capital (to risk-weighted assets)	45,348	12.80%	27,908	7.88%	28,351	8.00%
Common equity tier 1 (to risk-weighted assets)	45,348	12.80%	22,593	6.38%	23,036	6.50%
Tier 1 leverage (to average assets)	45,348	10.86%	16,698	4.00%	20,872	5.00%

			Minimum		To Be Well
(Dollars in thousands)	Actual		Capital Adequacy		Capitalized
December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$44,039	12.54%	$32,477	9.25%	$35,110	10.00%
Tier 1 capital (to risk-weighted assets)	41,580	11.84%	25,455	7.25%	28,088	8.00%
Common equity tier 1 (to risk-weighted assets)	41,580	11.84%	20,188	5.75%	22,822	6.50%
Tier 1 leverage (to average assets)	41,580	10.31%	16,135	4.00%	20,169	5.00%

14.	Fair Value

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

The fair value hierarchy is as follows:

●	Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

●	Level 2: Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data.

●	Level 3: Significant unobservable inputs that reflect the Company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

14.	Fair Value (Continued)

The Company uses the following methods and significant assumptions to estimate the fair values of the following assets:

●	Securities available for sale: The fair values of securities available for sale are determined by obtaining quoted prices from a nationally recognized securities pricing agent. If quoted market prices are not available, fair value is determined using quoted market prices for similar securities.

●	Equity security at fair value: The Company’s investment in an equity mutual fund is valued based on the net asset value of the fund, which is classified as Level 1.

●	Other real estate owned (“OREO”): Nonrecurring fair value adjustments to OREO reflect full or partial write-downs that are based on the OREO’s observable market price or current appraised value of the real estate. Since the market for OREO is not active, OREO subjected to nonrecurring fair value adjustments based on the current appraised value of the real estate are classified as Level 3. The appraised value is obtained annually from an independent third party appraiser and is reduced by expected sales costs, which has historically been 10% of the appraised value.

●	Impaired loans: Nonrecurring fair value adjustments to impaired loans reflect full or partial write-downs and reserves that are based on the impaired loan’s observable market price or current appraised value of the collateral. Since the market for impaired loans is not active, such loans subjected to nonrecurring fair value adjustments based on the current appraised value of the collateral are classified as Level 3. The appraised value is obtained annually from an independent third party appraiser and is reduced by expected sales costs, which has historically been 10% of the appraised value.

The following table summarizes financial assets measured at fair value on a recurring and nonrecurring basis as of December 31, 2018 and 2017, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Carrying Value:
	Level 1	Level 2	Level 3	Total
December 31, 2018
Recurring
Available for sale securities
State and municipal	$-	$1,506,505	$-	$1,506,505
SBA pools	-	2,719,372	-	2,719,372
Mortgage-backed securities	-	22,366,114	-	22,366,114
	$-	$26,591,991	$-	$26,591,991

Equity security at fair value	$503,827	$-	$-	$503,827
Nonrecurring
Other real estate owned	$-	$-	$210,150	$210,150
Impaired loans	-	-	3,177,381	3,177,381

December 31, 2017
Recurring
Available for sale securities
State and municipal	$-	$1,539,207	$-	$1,539,207
SBA pools	-	3,199,846	-	3,199,846
Mortgage-backed securities	-	23,190,457	-	23,190,457
	$-	$27,929,510	$-	$27,929,510

Equity security at fair value	$503,881	$-	$-	$503,881
Nonrecurring
Other real estate owned	$-	$-	$265,500	$265,500
Impaired loans	-	-	5,055,969	5,055,969

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

14.	Fair Value (continued)

Reconciliation of Level 3 Inputs

	Other Real	Impaired
	Estate Owned	Loans

December 31, 2017 fair value	$265,500	$5,055,969
Additions	-	1,747,826
Advances	-	19,086
Write-downs/charge-offs	(55,350)	(690,000)
Recoveries	-	197,660
Loan loss provision	-	127,213
Principal payments received	-	(3,280,373)
December 31, 2018 fair value	$210,150	$3,177,381

The estimated fair value of financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of the valuation inputs were as follows:

	December 31, 2018		December 31, 2017
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets
Level 2 inputs
Securities held to maturity	18,127,067	18,033,093	18,204,182	18,307,627
Mortgage loans held for sale	573,638	582,248	327,700	332,558
Federal Home Loan Bank stock	575,800	575,800	1,063,600	1,063,600
Level 3 inputs
Loans, net	340,900,635	337,385,842	332,533,706	332,689,848

Financial liabilities
Level 1 inputs
Noninterest-bearing deposits	$62,717,520	$62,717,520	$64,403,133	$64,403,133
Securities sold under repurchase agreements	11,012,000	11,012,000	21,768,507	21,768,507
Level 2 inputs
Interest-bearing deposits	291,995,483	281,761,483	255,393,291	244,403,291
Federal Home Loan Bank advances	3,000,000	2,971,000	17,000,000	16,957,000

The fair value of mortgage loans held for sale is determined by the expected sales price. Beginning in the first quarter of 2018, the fair value of loans were determined using an exit price methodology as prescribed by FASB Accounting Standards Update 2016-01, which became effective in the first quarter of 2018. The exit price estimation of fair value is based on the present value of the expected cash flows. The projected cash flows are based on the contractual terms of the loans, adjusted for prepayments and use of a discount rate based on the relative risk of the cash flows, taking into account the loan type, maturity of the loan, liquidity risk, servicing costs, and a required return on debt and capital (Level 3).

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

14.	Fair Value (continued)

In addition, an incremental liquidity discount is applied to certain loans, using historical sales of loans during periods of similar economic conditions as a benchmark. In comparison, loan fair values as of December 31, 2017 were estimated based on an entrance price methodology.  As a result, the fair value adjustments as of December 31, 2018 and December 31, 2017 are not comparable.

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

15.	Parent Company Financial Information

The condensed financial statements for the Company (parent only) are presented below:

Balance Sheets

December 31,	2018	2017

Assets

Cash and cash equivalents	$64,243	$48,384
Investment in subsidiaries	45,330,464	41,743,068
Other assets	-	7,480
	$45,394,707	$41,798,932

Liabilities and Stockholders' Equity

Stockholders' equity
Common stock, par value $.01 per share, authorized 5,000,000 shares; issued and outstanding 1,682,997 shares in 2018 and 1,667,813 shares in 2017	$16,830	$16,678
Additional paid-in capital	27,324,794	26,869,796
Retained earnings	18,621,382	15,306,625
Accumulated other comprehensive income	(568,299)	(394,167)
	45,394,707	41,798,932
	$45,394,707	$41,798,932

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

15.	Parent Company Financial Information (continued)

Statements of Income

Years Ended December 31,	2018	2017

Income
Cash dividends from subsidiary	$1,541,225	$1,250,278
Total income	1,541,225	1,250,278

Noninterest expense	492	455

Income before before income taxes and equity in undistributed income of subsidiaries	1,540,733	1,249,823
Income taxes (benefit)	-	-
Income before before equity in undistributed income of subsidiaries	1,540,733	1,249,823
Equity in undistributed income of subsidiaries	3,171,943	2,539,418
	$4,712,676	$3,789,241

Statements of Cash Flows

Years Ended December 31,	2018	2017

Cash flows from operating activities
Net Income	$4,712,676	$3,789,241
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(3,171,943)	(2,539,418)
Other	7,479	-
Cash provided by operating activities	1,548,212	1,249,823

Cash flows from investing activities
Contibution of capital to subsdiaries	(600,000)	(300,000)
Cash used by investing activities	(600,000)	(300,000)

Cash flows from financing activities
Proceeds form sale of common stock	1,550	-
Dividends paid, net of reinvestments	(933,903)	(953,525)
Cash provided by financing activities	(932,353)	(953,525)

Net increase (decrease) in cash and cash equivalents	15,859	(3,702)

Cash and cash equivalents at beginning of period	48,384	52,086
Cash and cash equivalents at end of period	$64,243	$48,384

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

16.	Quarterly Results of Operations

	Three Months Ended
	Unaudited
2018	December 31	September 30	June 30	March 31

Interest income	$4,599,891	$4,525,190	$4,385,506	$4,257,746
Interest expense	726,549	664,018	580,913	535,761
Net interest income	3,873,342	3,861,172	3,804,593	3,721,985
Provision for loan losses	450,000	(100,000)	75,000	50,000
Net income	1,136,805	1,308,688	1,145,065	1,122,118
Earnings per share - basic and diluted	$0.68	$0.78	$0.69	$0.67

2017	December 31	September 30	June 30	March 31

Interest income	$4,264,414	$4,232,017	$4,121,760	$3,976,612
Interest expense	466,104	442,805	412,618	385,713
Net interest income	3,798,310	3,789,212	3,709,142	3,590,899
Provision for loan losses	60,000	225,000	75,000	50,000
Net income	656,339	1,014,456	1,134,889	983,557
Earnings per share - basic and diluted	$0.39	$0.61	$0.69	$0.59

17.	Litigation

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

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act with the SEC, such as this annual report, is recorded, processed, summarized and reported within the time periods specified in those rules and forms, and that such information is accumulated and communicated to the Company’s management, including the principal executive officer (“PEO”) and the principal financial officer (“PFO”), as appropriate, to allow for timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

An evaluation of the effectiveness of these disclosure controls as of December 31, 2018 was carried out under the supervision and with the participation of the Company’s management, including the PEO and the PFO. Based on that evaluation, the Company’s management, including the PEO and the PFO, has concluded that the Company’s disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the fourth quarter of 2018, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has performed an evaluation and testing of the Company’s internal control over financial reporting as of December 31, 2018. Management’s report on the Company’s internal control over financial reporting is included on the following page. The Company’s is a “smaller reporting company” as defined by Rule 12b-2 under the Exchange Act and, accordingly, its independent registered public accounting firm is not required to attest to the foregoing management report.

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

Management assessed the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2018 based upon criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment and on the foregoing criteria, management has concluded that, as of December 31, 2018, the Bank’s internal control over financial reporting is effective.

March 21, 2019

/s/James R. Bosley, Jr.	/s/Mark C. Krebs
James R. Bosley, Jr.	Mark C. Krebs
President & Chief Executive Officer	Executive Vice President & Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company has adopted a Code of Ethics applicable to its principal executive officer, principal financial officer, principal accounting officer, or controller, or persons performing similar functions. This Code of Ethics is applicable to all directors and employees. A copy of this Codes of Ethics is available on our website, www.fmb1919.com, and may be accessed by clicking on “Investor Relations”, then “Corporate Overview” and then “Code of Ethics”.

All other information required by this item is incorporated herein by reference to the following sections of the Company’s definitive proxy statement for the 2019 annual meeting of stockholders that was filed with the SEC pursuant to Regulation 14A (the “2019 Proxy Statement”):

●	ELECTION OF DIRECTORS (Proposal 1);
●	CONTINUING DIRECTORS;
●	QUALIFICATIONS FOR DIRECTOR NOMINEES AND CURRENT DIRECTORS;
●	EXECUTIVE OFFICERS;
●	SECTION 16(a) BENEFICIAL OWNERSHIP AND REPORTING COMPLIANCE; and
●	CORPORATE GOVERNANCE (under “Committees of the Board of Directors - Audit Committee”).

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the sections of the 2019 Proxy Statement entitled “DIRECTOR COMPENSATION” and “EXECUTIVE COMPENSATION”.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company has not adopted or implemented any equity compensation plans or arrangements.

All other information required by this item is incorporated herein by reference to the section of the 2019 Proxy Statement entitled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT”.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the sections of the 2019 Proxy Statement entitled “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” and “CORPORATE GOVERNANCE MATTERS” (under “Director Independence”).

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section of the 2019 Proxy Statement entitled “AUDIT FEES AND SERVICES”.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1), (2) and (c) Financial Statements.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2018 and 2017

Consolidated Statements of Income for the years ended December 31, 2018 and 2017

Consolidated Statement of Comprehensive Income for the years ended December 31, 2018 and 2017

Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2018 and 2017

Consolidated Statement of Cash Flows for the years ended December 31, 2018 and 2017

Notes to Consolidated Financial Statements for the years ended December 31, 2018 and 2017

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

21	Subsidiaries (filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)

31.1	Certifications of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certifications of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FARMERS AND MERCHANTS BANCSHARES, INC.

Dated: March 21, 2019	By:	/s/ James R. Bosley, Jr.
James R. Bosley, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ James R. Bosley, Jr.	/s/ Roger D. Cassell
James R. Bosley, Jr., Director, President	Roger D. Cassell, Director
and Chief Executive Officer	March 21, 2019
(Principal Executive Officer)
March 21, 2019

/s/ Steven W. Eline	/s/ Edward A. Halle, Jr.
Steven W. Eline, Director	Edward A. Halle, Jr., Director
March 21, 2019	March 21, 2019

/s/ Ronald W. Hux	/s/ Mark C. Krebs
Ronald W. Hux, Director	Mark C. Krebs, Treasurer and Chief Financial Officer
March 21, 2019	(Principal Financial Officer and Principal Accounting Officer)
March 21, 2019

/s/ Bruce L. Schindler	/s/ J. Lawrence Mekulski
Bruce L. Schindler, Director	J. Lawrence Mekulski, Director
March 21, 2019	March 21, 2019

/s/ Teresa L. Smack	/s/ John J. Schuster, Jr.
Teresa L. Smack, Director	John J. Schuster, Jr., Director
March 21, 2019	March 21, 2019

/s/ Louna S. Primm	/s/ Paul F. Wooden, Jr.
Louna S. Primm, Director	Paul F. Wooden, Jr., Director
March 21, 2019	March 21, 2019