Form 10-Q
period 2019-03-31
Farmers & Merchants Bancshares, Inc.
filed 2019-05-14
CIK 1698022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2019

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

Securities registered pursuant to Section 12(b) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,682,997 as of May 13, 2019.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31,	December 31,
	2019	2018
	(Unaudited)
Assets

Cash and due from banks	$20,088,893	$11,480,608
Federal funds sold and other interest-bearing deposits	6,724,288	3,137,629
Cash and cash equivalents	26,813,181	14,618,237
Certificate of deposit in other bank	100,000	100,000
Securities available for sale	30,601,771	26,591,991
Securities held to maturity	18,065,993	18,127,067
Equity security at fair value	514,717	503,827
Federal Home Loan Bank stock, at cost	503,700	575,800
Mortgage loans held for sale	417,465	573,638
Loans, less allowance for loan losses of $2,529,209 and $2,509,334	335,142,379	340,900,635
Premises and equipment	5,032,002	5,075,310
Accrued interest receivable	1,014,800	990,529
Deferred income taxes	1,100,714	1,179,454
Other real estate owned	210,150	210,150
Bank owned life insurance	7,093,740	7,053,354
Other assets	1,873,120	657,885
	$428,483,732	$417,157,877

Liabilities and Stockholders' Equity

Deposits
Noninterest-bearing	$60,431,904	$62,717,520
Interest-bearing	304,755,581	291,995,483
Total deposits	365,187,485	354,713,003
Securities sold under repurchase agreements	9,132,795	11,012,000
Federal Home Loan Bank of Atlanta advances	3,000,000	3,000,000
Accrued interest payable	350,206	311,489
Other liabilities	4,114,849	2,726,678
	381,785,335	371,763,170
Stockholders' equity
Common stock, par value $.01 per share, authorized 5,000,000 shares; issued and outstanding 1,682,997 shares in 2019 and 2018	16,830	16,830
Additional paid-in capital	27,324,794	27,324,794
Retained earnings	19,626,222	18,621,382
Accumulated other comprehensive income	(269,449)	(568,299)
	46,698,397	45,394,707
	$428,483,732	$417,157,877

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

Three Months Ended March 31,	2019	2018

Interest income
Loans, including fees	$4,160,086	$3,933,155
Investment securities - taxable	152,317	154,860
Investment securities - tax exempt	160,607	142,763
Federal funds sold and other interest earning assets	74,526	26,968
Total interest income	4,547,536	4,257,746

Interest expense
Deposits	775,531	438,410
Securities sold under repurchase agreements	25,299	34,389
Federal Home Loan Bank advances and other borrowings	20,553	62,962
Total interest expense	821,383	535,761
Net interest income	3,726,153	3,721,985

Provision for loan losses	13,000	50,000

Net interest income after provision for loan losses	3,713,153	3,671,985

Noninterest income
Service charges on deposit accounts	152,060	161,840
Mortgage banking income	32,719	54,193
Bank owned life insurance income	40,386	39,905
Unrealized gain on equity security	7,845	960
Gain on sale of SBA loans	130,015	60,508
Other fees and commissions	29,371	22,874
Total noninterest income	392,396	340,280

Noninterest expense
Salaries	1,326,783	1,283,510
Employee benefits	381,964	367,454
Occupancy	214,420	177,533
Furniture and equipment	155,147	161,616
Other	676,972	639,177
Total noninterest expense	2,755,286	2,629,290

Income before income taxes	1,350,263	1,382,975
Income taxes	253,976	260,857
Net income	$1,096,287	$1,122,118

Earnings per share - basic and diluted	$0.65	$0.67

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

Three Months Ended March 31,	2019	2018

Net income	$1,096,287	$1,122,118

Other comprehensive income (loss), net of income taxes:

Securities available for sale
Net unrealized gain (loss) arising during the period	412,306	(311,961)
Income tax expense (benefit)	113,456	(85,843)
Total other comprehensive income (loss)	298,850	(226,118)

Total comprehensive income	$1,395,137	$896,000

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Three months ended March 31, 2019 and 2018

(Unaudited except for year-end amounts)

			Additional		Accumulated other	Total
	Common stock		paid-in	Retained	comprehensive	stockholders'
	Shares	Par value	capital	earnings	income	equity
Balance, December 31, 2017	1,667,813	$16,678	$26,869,796	$15,306,625	$(394,167)	$41,798,932

Net income	-	-	-	1,122,118	-	1,122,118
Unrealized loss on securities available for sale net of income tax benefit of $85,843	-	-	-	-	(226,118)	(226,118)
Reclassification due to adoption of ASU No. 2016-01	-	-	-	(10,416)	10,416	-
Common stock issued	50	1	1,549	-	-	1,550

Balance, March 31, 2018	1,667,863	$16,679	$26,871,345	$16,418,327	$(609,869)	$42,696,482

Balance, December 31, 2018	1,682,997	$16,830	$27,324,794	$18,621,382	$(568,299)	$45,394,707

Net income	-	-	-	1,096,287	-	1,096,287
Unrealized gain on securities available for sale net of income tax expense of $113,456	-	-	-	-	298,850	298,850
Adjustment due to adoption of ASU No. 2016-02	-	-	-	(91,447)	-	(91,447)

Balance, March 31, 2019	1,682,997	$16,830	$27,324,794	$19,626,222	$(269,449)	$46,698,397

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

Three Months Ended March 31,	2019	2018

Cash flows from operating activities
Interest received	$4,508,539	$4,238,900
Fees and commissions received	214,151	238,907
Interest paid	(782,666)	(487,695)
Proceeds from sale of mortgage loans held for sale	1,488,092	2,567,407
Origination of mortgage loans held for sale	(1,331,919)	(2,539,707)
Cash paid to suppliers and employees	(2,865,997)	(2,609,031)
Income taxes paid, net of refunds received	-	-
	1,230,200	1,408,781

Cash flows from investing activities
Proceeds from maturity and call of securities
Available for sale	1,438,497	1,364,864
Held to maturity	200,000	-
Purchase of securities
Available for sale	(5,062,430)	-
Held to maturity	(132,187)	-
Purchase of certificate of deposit	-	(242,000)
Loans made to customers, net of principal collected	4,403,357	(5,234,852)
Proceeds from sale of SBA loans	1,483,594	668,508
Redemption of stock in FHLB of Atlanta	72,100	84,000
Purchases of premises, equipment and software	(33,464)	(18,677)
	2,369,467	(3,378,157)

Cash flows from financing activities
Net increase (decrease) in
Noninterest-bearing deposits	(2,285,616)	(5,217,949)
Interest-bearing deposits	12,760,098	19,219,973
Securities sold under repurchase agreements	(1,879,205)	(2,164,199)
Federal Home Loan Bank of Atlanta advances	-	(4,500,000)
Common stock issued	-	1,550
	8,595,277	7,339,375

Net increase in cash and cash equivalents	12,194,944	5,369,999

Cash and cash equivalents at beginning of period	14,618,237	7,237,385
Cash and cash equivalents at end of period	$26,813,181	$12,607,384

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

Three Months Ended March 31,	2019	2018

Reconciliation of net income to net cash provided by operating activities
Net income	$1,096,287	$1,122,118
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	90,167	97,862
Provision for loan losses	13,000	50,000
Lease expense in excess of rent paid	11,083	-
Equity security dividends reinvested	(3,045)	(2,721)
Unrealized gain on equity security	(7,845)	(960)
Gain on sale of SBA loans	(130,015)	(60,508)
Amortization of premiums and accretion of discounts, net	19,721	37,045
Increase (decrease) in
Deferred loan fees	(11,680)	(9,183)
Accrued interest payable	38,717	48,066
Other liabilities	(115,566)	149,648
Decrease (increase) in
Mortgage loans held for sale	156,173	27,700
Accrued interest receivable	(24,271)	(6,942)
Bank owned life insurance cash surrender value	(40,386)	(39,905)
Other assets	137,860	(3,439)
	$1,230,200	$1,408,781

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1.	Principles of consolidation

The consolidated financial statements include the accounts of Farmers and Merchants Bancshares, Inc. and its wholly-owned subsidiaries, Farmers and Merchants Bank (the “Bank”) and Series Protected Cell FCB-4 (the “Insurance Subsidiary”), and one indirect subsidiary, Reliable Community Financial Services, Inc. (collectively the “Company”, “we”, “us”, or “our”). The Insurance Subsidiary constitutes an investment in a series of membership interests, 100% owned by the Company, issued by First Community Bankers Insurance Co., LLC, a Tennessee “series” limited liability company and licensed property and casualty insurance company. Intercompany balances and transactions have been eliminated.

2.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods have been made. Such adjustments were normal and recurring in nature. The results of operations for the three months ended March 31, 2019 do not necessarily reflect the results that may be expected for the entire fiscal year ending December 31, 2019 or any other interim period. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2018, which are included in Farmers and Merchants Bancshares, Inc.’s Annual Report on Form 10-K.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 841).” Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company adopted the provisions of ASU 2016-02, effective January 1, 2019, by recording an asset of $1,400,855, a liability of $1,527,019, a $91,447 adjustment to retained earnings, and a $34,717 adjustment to deferred income taxes.

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) - Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 modifies the disclosure requirements on fair value measurements in ASC Topic 820. The amendments in this update remove disclosures that no longer are considered cost beneficial, modify/clarify the specific requirements of certain disclosures, and add disclosure requirements identified as relevant. ASU 2018-13 will be effective for us on January 1, 2020, with early adoption permitted, and is not expected to have a material impact on the Company’s financial statements.

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

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3.	Investment Securities

Investments in debt securities are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
March 31, 2019	cost	gains	losses	value

Available for sale

State and municipal	$1,130,283	$8,235	$5,228	$1,133,290
SBA pools	2,658,758	-	54,648	2,604,110
Mortgage-backed securities	27,184,473	102,422	422,524	26,864,371
	$30,973,514	$110,657	$482,400	$30,601,771

Held to maturity

State and municipal	$18,065,993	$220,230	$50,038	$18,236,185

	Amortized	Unrealized	Unrealized	Fair
December 31, 2018	cost	gains	losses	value

Available for sale

State and municipal	$1,506,011	$11,161	$10,667	$1,506,505
SBA pools	2,779,411	-	60,039	2,719,372
Mortgage-backed securities	23,090,618	33,594	758,098	22,366,114
	$27,376,040	$44,755	$828,804	$26,591,991

Held to maturity

State and municipal	$18,127,067	$115,220	$209,194	$18,033,093

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

3.	Investment Securities (continued)

Contractual maturities, shown below, will differ from actual maturities because borrowers and issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
March 31, 2019	cost	value	cost	value

Within one year	$-	$-	$804,270	$805,908
Over one to five years	259,981	254,753	589,690	597,571
Over five to ten years	870,302	878,537	1,859,628	1,900,827
Over ten years	-	-	14,812,405	14,931,879
	1,130,283	1,133,290	18,065,993	18,236,185
Mortgage-backed securities and SBA pools, due in monthly installments	29,843,231	29,468,481	-	-
	$30,973,514	$30,601,771	$18,065,993	$18,236,185

December 31, 2018

Within one year	$375,000	$375,653	$1,009,284	$1,011,165
Over one to five years	260,587	249,920	590,522	598,528
Over five to ten years	870,424	880,932	1,858,695	1,876,364
Over ten years	-	-	14,668,566	14,547,036
	1,506,011	1,506,505	18,127,067	18,033,093
Mortgage-backed securities and SBA pools, due in monthly installments	25,870,029	25,085,486	-	-
	$27,376,040	$26,591,991	$18,127,067	$18,033,093

Securities with a carrying value of $9,657,069 and $11,706,765 as of March 31, 2019 and December 31, 2018, respectively, were pledged as collateral for Federal Home Loan Bank advances, government deposits and securities sold under repurchase agreements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

3.	Investment Securities (continued)

The following table sets forth the Company’s gross unrealized losses on a continuous basis for investments in debt securities, by category and length of time, at March 31, 2019 and December 31, 2018.

March 31, 2019	Less than 12 months		12 months or more		Total
Description of investments	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

State and municipal	$-	$-	$3,092,607	$55,266	$3,092,607	$55,266
SBA pools	-	-	2,604,110	54,648	2,604,110	54,648
Mortgage-backed securities	-	-	17,414,593	422,524	17,414,593	422,524
Total	$-	$-	$23,111,310	$532,438	$23,111,310	$532,438

December 31, 2018	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
Description of investments	Fair value	losses	Fair value	losses	Fair value	losses

State and municipal	$3,435,052	$42,080	$3,740,467	$177,781	$7,175,519	$219,861
SBA pools	443,288	6,707	2,276,084	53,332	2,719,372	60,039
Mortgage-backed securities	596,002	6,631	17,770,790	751,467	18,366,792	758,098
Total	$4,474,342	$55,418	$23,787,341	$982,580	$28,261,683	$1,037,998

Management has the ability and intent to hold securities classified as held to maturity until they mature, at which time the Company should receive full value for the securities. As of March 31, 2019 and December 31, 2018, management did not have the intent to sell any of the securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased as well as other market conditions for each particular security based upon the structure and remaining principal balance. The fair values of the investment securities are expected to recover as the securities approach their maturity dates or repricing dates or if market yields for such investments decline. Based on the these factors, as of March 31, 2019 and December 31, 2018, management believes the unrealized losses detailed in the table above are temporary and, accordingly, none of these unrealized losses have been recognized in the Company’s consolidated statement of income.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

4.	Loans

Major categories of loans are as follows:

	March 31,	December 31,
	2019	2018

Real estate:
Commercial	$236,794,302	$238,834,149
Construction and land development	15,914,131	18,265,505
Residential	63,019,749	63,024,106
Commercial	22,095,306	23,323,073
Consumer	367,293	494,009
	338,190,781	343,940,842
Less: Allowance for loan losses	2,529,209	2,509,334
Deferred origination fees net of costs	519,193	530,873
	$335,142,379	$340,900,635

Non-accrual loans, segregated by class of loans, were as follows:

	March 31,	December 31,
	2019	2018

Commercial real estate	$988,811	$988,811

At March 31, 2019, the Company had two nonaccrual commercial real estate loans to the same borrower totaling $988,811. The loans were secured by real estate and business assets and were personally guaranteed. Gross interest income of $31,733 would have been recorded during the three months ended March 31, 2019 if these nonaccrual loans had been current and performing in accordance with the original terms. The Company allocated $0 of its allowance for loan losses to these nonaccrual loans. The balance of the nonaccrual loans was net of charge-offs of $690,000 at March 31, 2019.

At December 31, 2018, the Company had two nonaccrual commercial real estate loans to the same borrower totaling $988,811. The loans were secured by real estate and business assets and were personally guaranteed. Gross interest income of $115,168 would have been recorded during the year ended December 31, 2018 if these nonaccrual loans had been current and performing in accordance with the original terms. The Company allocated $0 of its allowance for loan losses to these nonaccrual loans. The balance of the nonaccrual loans was net of charge-offs of $690,000 at December 31, 2018.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

4.	Loans (continued)

An age analysis of past due loans, segregated by type of loan, is as follows:

			90 Days				Past Due 90
	30 - 59 Days	60 - 89 Days	or More	Total		Total	Days or More
	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing
March 31, 2019
Real estate:
Commercial	$-	$-	$988,811	$988,811	$235,805,491	$236,794,302	$-
Construction and land development	-	-	-	-	15,914,131	15,914,131	-
Residential	274,110	-	-	274,110	62,745,639	63,019,749	-
Commercial	-	-	-	-	22,095,306	22,095,306	-
Consumer	-	-	-	-	367,293	367,293	-
Total	$274,110	$-	$988,811	$1,262,921	$336,927,860	$338,190,781	$-

December 31, 2018
Real estate:
Commercial	$-	$-	$988,811	$988,811	$237,845,338	$238,834,149	$-
Construction and land development	-	-	-	-	18,265,505	18,265,505	-
Residential	-	-	10,507	10,507	63,013,599	63,024,106	10,507
Commercial	-	25,000	-	25,000	23,298,073	23,323,073	-
Consumer	-	-	-	-	494,009	494,009	-
Total	$-	$25,000	$999,318	$1,024,318	$342,916,524	$343,940,842	$10,507

Impaired loans, segregated by class of loans with average recorded investment and interest recognized for the three months ended March 31, 2019 and the year ended December 31, 2018, are set forth in the following table:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded	Interest
	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
March 31, 2019
Real estate:
Commercial real estate	$3,800,855	$3,110,855	$-	$3,110,855	$-	$3,144,118	$26,589
Residential real estate	52,938	52,938	-	52,938	-	26,469	724
	$3,853,793	$3,163,793	$-	$3,163,793	$-	$3,170,587	$27,313

December 31, 2018
Commercial real estate	$3,867,381	$3,177,381	$-	$3,177,381	$-	$4,180,282	$120,193

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

At March 31, 2019, the Company had one commercial real estate loan totaling $2,122,044 and one residential real estate loan totaling $52,938 that were classified as TDRs. All are included in impaired loans above. Each loan is paying as agreed. There have been no charge-offs or allowances associated with these two loans.

At December 31, 2018, the Company had one commercial real estate loan totaling $2,134,570 and one residential real estate loan totaling $54,000 that were classified as TDRs. The $54,000 loan was restructured as a TDR during 2018. All are included in impaired loans above. Each loan is paying as agreed. There have been no charge-offs or allowances associated with these two loans.

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

Loans by credit grade, segregated by loan type, are as follows:

		Above			Pass	Special
March 31, 2019	Excellent	average	Average	Acceptable	watch	mention	Substandard	Doubtful	Total

Real estate:
Commercial	$-	$3,491,312	$97,290,160	$104,534,189	$22,775,714	$-	$8,702,927	$-	$236,794,302
Construction and land development	-	-	5,865,774	7,733,236	2,315,121	-	-	-	15,914,131
Residential	20,490	1,416,824	24,815,266	28,517,090	5,653,182	-	2,596,897	-	63,019,749
Commercial	912,227	22,200	9,998,931	8,135,261	3,026,687	-	-	-	22,095,306
Consumer	12,944	108,534	159,671	60,543	-	-	5,188	20,413	367,293
	$945,661	$5,038,870	$138,129,802	$148,980,319	$33,770,704	$-	$11,305,012	$20,413	$338,190,781

		Above			Pass	Special
December 31, 2018	Excellent	average	Average	Acceptable	watch	mention	Substandard	Doubtful	Total

Real estate:
Commercial	$-	$3,632,231	$101,633,803	$104,454,812	$20,356,642	$-	$8,756,661	$-	$238,834,149
Construction and land development	-	-	8,190,212	7,871,642	2,203,651	-	-	-	18,265,505
Residential	35,926	1,178,899	26,856,131	30,169,305	2,093,825	-	2,690,020	-	63,024,106
Commercial	977,054	24,180	12,373,503	7,130,122	2,818,214	-	-	-	23,323,073
Consumer	3,668	80,670	266,704	63,160	-	-	1,340	78,467	494,009
	$1,016,648	$4,915,980	$149,320,353	$149,689,041	$27,472,332	$-	$11,448,021	$78,467	$343,940,842

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

The following table details activity in the allowance for loan losses by portfolio for the three months ended March 31, 2019 and 2018, and the year ended December 31, 2018. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
March 31, 2019	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,754,372	$3,524	$-	$1,000	$1,758,896	$-	$1,758,896	$3,163,793	$233,630,509
Construction and land development	196,374	(29,317)	-	3,375	170,432	-	170,432	-	15,914,131
Residential	401,626	32,059	-	-	433,685	-	433,685	-	63,019,749
Commercial	102,610	(3,482)	-	2,500	101,628	-	101,628	-	22,095,306
Consumer	10,428	(5,569)	-	-	4,859	-	4,859	-	367,293
Unallocated	43,924	15,785	-	-	59,709	-	59,709	-	-
	$2,509,334	$13,000	$-	$6,875	$2,529,209	$-	$2,529,209	$3,163,793	$335,026,988

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
March 31, 2018	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,867,397	$62,323	$-	$2,000	$1,931,720	$28,577	$1,903,143	$4,396,741	$232,971,398
Construction and land development	223,274	16,225	(10,622)	-	228,877	-	228,877	-	19,247,095
Residential	247,953	(722)	-	-	247,231	-	247,231	-	59,083,653
Commercial	87,353	(2,648)	-	1,666	86,371	-	86,371	-	23,996,157
Consumer	7,027	729	-	-	7,756	-	7,756	-	520,768
Unallocated	25,907	(25,907)	-	-	-	-	-	-	-
	$2,458,911	$50,000	$(10,622)	$3,666	$2,501,955	$28,577	$2,473,378	$4,396,741	$335,819,071

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
December 31, 2018	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,867,397	$372,315	$(690,000)	$204,660	$1,754,372	$-	$1,754,372	$3,177,381	$235,656,768
Construction and land development	223,274	(78,496)	(12,115)	63,711	196,374	-	196,374	-	18,265,505
Residential	247,953	153,673	-	-	401,626	-	401,626	-	63,024,106
Commercial	87,353	6,090	-	9,167	102,610	-	102,610	-	23,323,073
Consumer	7,027	3,401	-	-	10,428	-	10,428	-	494,009
Unallocated	25,907	18,017	-	-	43,924	-	43,924	-	-
	$2,458,911	$475,000	$(702,115)	$277,538	$2,509,334	$-	$2,509,334	$3,177,381	$340,763,461

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

5.	Lease Commitments

The Company and its subsidiaries are obligated under operating lease for certain office premises.

The following table shows operating lease right of use assets and operating lease liabilities as of March 31, 2019:

	Consolidated Balance
	Sheet classification	March 31, 2019
Operating lease right of use asset	Other assets	$1,366,490
Operating lease liabilities	Other liabilities	$1,503,737

Operating lease cost included in occupancy expense in the statement of income for the three months ended March 31, 2019 was $47,807.

Future minimum payments under the agreements, including those option years for which the Company is reasonably certain to renew, are as follows:

Year	Amount

2019	$103,387
2020	141,680
2021	146,120
2022	150,707
2023	155,447
Thereafter	911,769
Total lease payments	1,609,110
Less imputed interest	(105,373)
Present value of operating lease liabilities	$1,503,737

For operating leases as of March 31, 2019, the weighted average remaining lease term is 10.1 years and the weighted average discount rate is 3.35%. During the three months ended March 31, 2019, cash paid for amounts included in the measurement of lease liabilities was $36,724

6.	Capital Standards

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

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

6.	Capital Standards (continued)

In connection with the adoption of the Basel III Capital Rules, the Bank elected to opt-out of the requirement to include accumulated other comprehensive income in Common Equity Tier 1 capital. Common Equity Tier 1 capital for the Bank is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities and subject to transition provisions.

Under the revised prompt corrective action requirements, as of January 1, 2015, insured depository institutions are required to meet the following in order to qualify as “well capitalized”: (i) a common equity Tier 1 risk-based capital ratio of 6.5%; (ii) a Tier 1 risk-based capital ratio of 8%; (iii) a total risk-based capital ratio of 10%; and (iv) a Tier 1 leverage ratio of 5%. As of March 31, 2019, the Bank met all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis.

The implementation of the capital conservation buffer began on January 1, 2016, at the 0.625% level and was phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reached 2.5% on January 1, 2019). The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and does not have current applicability to the Bank. As of March 31, 2019, the Bank met all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis.

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

The table below presents actual and required capital ratios as of March 31, 2019 and December 31, 2018, for the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of March 31, 2019 and December 31, 2018 based on the phase-in provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

6.	Capital Standards (continued)

Capital ratios of the Company are substantially the same as the Bank’s.

			Minimum
			Capital Adequacy		To Be Well
(Dollars in thousands)	Actual		Phase-In Schedule		Capitalized
March 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$48,615	13.79%	$37,022	10.50%	$35,259	10.00%
Tier 1 capital (to risk-weighted assets)	46,086	13.07%	29,970	8.50%	28,207	8.00%
Common equity tier 1 (to risk- weighted assets)	46,086	13.07%	24,681	7.00%	22,918	6.50%
Tier 1 leverage (to average assets)	46,086	10.97%	16,812	4.00%	21,015	5.00%

			Minimum
			Capital Adequacy		To Be Well
(Dollars in thousands)	Actual		Phase-In Schedule		Capitalized
December 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$47,857	13.50%	$34,996	9.88%	$35,439	10.00%
Tier 1 capital (to risk-weighted assets)	45,348	12.80%	27,908	7.88%	28,351	8.00%
Common equity tier 1 (to risk- weighted assets)	45,348	12.80%	22,593	6.38%	23,036	6.50%
Tier 1 leverage (to average assets)	45,348	10.86%	16,698	4.00%	20,872	5.00%

As of March 31, 2019, the most recent notification from the Federal Deposit Insurance Corporation (the “FDIC”), the Bank’s primary federal regulator, has categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain ratios as set forth in the table. There have been no conditions or events since that notification that management believes have changed the Bank’s category.

The FDIC, through formal or informal agreement, has the authority to require an institution to maintain higher capital ratios than those provided by statute, to be categorized as well capitalized under the regulatory framework for prompt corrective action.

7.	Fair Value

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

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

7.	Fair Value (continued)

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

The following table summarizes financial assets measured at fair value on a recurring and nonrecurring basis as of March 31, 2019 and December 31, 2018, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Carrying Value:
	Level 1	Level 2	Level 3	Total
March 31, 2019
Recurring
Available for sale securities
State and municipal	$-	$1,133,290	$-	$1,133,290
SBA pools	-	2,604,110	-	2,604,110
Mortgage-backed securities	-	26,864,371	-	26,864,371
	$-	$30,601,771	$-	$30,601,771

Equity security at fair value
Mutual fund	$514,717	$-	$-	$514,717

Nonrecurring
Other real estate owned	$-	$-	$210,150	$210,150
Impaired loans	-	-	3,163,793	3,163,793

December 31, 2018
Recurring
Available for sale securities
State and municipal	$-	$1,506,505	$-	$1,506,505
SBA pools	-	2,719,372	-	2,719,372
Mortgage-backed securities	-	22,366,114	-	22,366,114
	$-	$26,591,991	$-	$26,591,991

Equity security at fair value
Mutual fund	$503,827	$-	$-	$503,827

Nonrecurring
Other real estate owned	$-	$-	$210,150	$210,150
Impaired loans	-	-	3,177,381	3,177,381

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

7.	Fair Value (continued)

The estimated fair value of financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of the valuation inputs were as follows:

	March 31, 2019		December 31, 2018
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets
Level 2 inputs
Securities held to maturity	$18,065,993	$18,236,185	$18,127,067	$18,033,093
Mortgage loans held for sale	417,465	426,075	573,638	582,248
Federal Home Loan Bank stock	503,700	503,700	575,800	575,800
Level 3 inputs
Loans, net	335,142,379	331,705,398	340,900,635	337,385,842

Financial liabilities
Level 1 inputs
Noninterest-bearing deposits	$60,431,904	$60,431,904	$62,717,520	$62,717,520
Securities sold under repurchase agreements	9,132,795	9,132,795	11,012,000	11,012,000
Level 2 inputs
Interest-bearing deposits	304,755,581	297,345,581	291,995,483	281,761,483
Federal Home Loan Bank advances	3,000,000	2,983,000	3,000,000	2,971,000

The fair value of mortgage loans held for sale is determined by the expected sales price. The fair value of loans were determined using an exit price methodology as prescribed by ASU 2016-01. The exit price estimation of fair value is based on the present value of the expected cash flows. The projected cash flows are based on the contractual terms of the loans, adjusted for prepayments and use of a discount rate based on the relative risk of the cash flows, taking into account the loan type, maturity of the loan, liquidity risk, servicing costs, and a required return on debt and capital (Level 3). In addition, an incremental liquidity discount is applied to certain loans, using historical sales of loans during periods of similar economic conditions as a benchmark.

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

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

8.	Earnings per Share

Basic earnings per share is determined by dividing net income available to stockholders by the weighted-average number of shares of common stock outstanding during the period and does not include the effect of any potentially dilutive common stock equivalents, giving retroactive effect to stock dividends declared during the period. Diluted earnings per share is determined in the same manner, except that the weighted-average number of shares of common stock outstanding is adjusted for the dilutive effect of outstanding common stock equivalents. The following table sets forth the calculation of basic and diluted earnings per share for the three-month periods ended March 31, 2019 and 2018. There were no common stock equivalents outstanding at March 31, 2019 or 2018.

	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018

Net income	$1,096,287	$1,122,118

Weighted average shares outstanding	1,682,997	1,667,833

Earnings per share - basic and diluted	$0.65	$0.67

9.	Retirement Plans

The Company has a profit sharing plan qualifying under Section 401(k) of the Internal Revenue Code. All employees age 21 or more with six months of service are eligible for participation in the plan. The Company matches employee contributions up to 4% of total compensation and may make additional discretionary contributions. Employee and employer contributions are 100% vested when made. The Company’s contributions to this plan were $61,817 and $48,654 for the three months ended March 31, 2019 and 2018, respectively.

The Company has entered into agreements with 12 employees to provide certain life insurance benefits payable in connection with policies of life insurance on those employees that are owned by the Company. Each of the agreements provides for the amount of death insurance benefits to be paid to beneficiaries of the insured. For this plan, the Company expensed $1,468 and $1,418 for the three months ended March 31, 2019 and 2018, respectively.

The Company adopted supplemental executive retirement plans for three of its executives. The plans provide cash compensation to the executive officers under certain circumstances, including a separation of service. The benefits vest over the period from adoption to a specified age for each executive. The Company recorded expenses, including interest, of $30,600 and $60,000 for the three months ended March 31, 2019 and 2018, respectively, for these plans.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis is intended as a review of material changes in and significant factors affecting the financial condition and results of operations of Farmers and Merchants Bancshares, Inc. and its consolidated subsidiaries for the periods indicated. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and the notes thereto contained in Item 1 of Part I of this report, and with the audited consolidated financial statements and other statistical information contained in the Annual Report of Farmers and Merchants Bancshares, Inc. on Form 10-K for the year ended December 31, 2018 (the “Form 10-K”). References in this report to “us”, “we”, “our”, and “the Company” are to Farmers and Merchants Bancshares, Inc. and, unless the context clearly suggests otherwise, its consolidated subsidiaries.

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

Estimates and Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. (See Note 1 of the Notes to the audited consolidated financial statements as of and for the year ended December 31, 2018, which were included in Item 8 of Part II of the Form 10-K. On an on-going basis, management evaluates estimates, including those related to loan losses and intangible assets, other-than-temporary impairment (“OTTI”) of investment securities, income taxes, and fair value of investments. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated financial statements.

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

Management does not believe that any material changes in our critical accounting policies have occurred since December 31, 2018.

Financial Condition

Total assets increased by $11,325,855 or 2.7% during the first quarter of 2019 to $428,483,732 at March 31, 2019 from $417,157,877 at December 31, 2018. The increase in total assets was due primarily to increases of $12,194,944 in cash and cash equivalents and $4,009,780 in securities available for sale, offset by a decrease of $5,758,256 in loans.

Total liabilities increased $10,022,165 or 2.7% during the first quarter of 2019 to $381,785,335 at March 31, 2019 from $371,763,170 at December 31, 2018. The increase was due primarily to increases of $10,474,482 in deposits and $1,388,171 in other liabilities, offset by a reduction of $1,879,205 in securities sold under repurchase agreements.

Stockholders’ equity increased by $1,303,690 during the first quarter of 2019 to $46,698,397 at March 31, 2019 from $45,394,707 at December 31, 2018. The increase was due primarily to net income for the period of $1,096,287 and an increase of $298,850 in accumulated other comprehensive income.

Loans

Major categories of loans at March 31, 2019 and December 31, 2018 are as follows:

	March 31,		December 31,
	2019		2018

Real estate:
Commercial	$236,794,302	70%	$238,834,149	70%
Construction/Land development	15,914,131	5%	18,265,505	5%
Residential	63,019,749	19%	63,024,106	18%
Commercial	22,095,306	6%	23,323,073	7%
Consumer	367,293	0%	494,009	0%
	338,190,781	100%	343,940,842	100%
Less: Allowance for loan losses	2,529,209		2,509,334
Deferred origination fees net of costs	519,193		530,873
	$335,142,379		$340,900,635

Loans decreased by $5,738,256 or 1.7% to $335,142,379 at March 31, 2019 from $340,900,635 at December 31, 2018. The decline was due primarily to a $2,039,847 decrease in commercial real estate loans, a $2,351,374 decrease in construction/land development loans, and a $1,227,767 decrease in commercial loans. The allowance for loan losses increased $19,875 to $2,529,209 at March 31, 2019 when compared to the $2,509,334 recorded at December 31, 2018.

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

An age analysis of past due loans, segregated by class of loans, as of March 31, 2019 and December 31, 2018, is as follows:

			90 Days				Past Due 90
	30 - 59 Days	60 - 89 Days	or more	Total		Total	Days or More
	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing
March 31, 2019
Real estate:
Commerical	$-	$-	$988,811	$988,811	$235,805,491	$236,794,302	$-
Construction/Land development	-	-	-	-	15,914,131	15,914,131	-
Residential	274,110	-	-	274,110	62,745,639	63,019,749
Commercial	-	-	-	-	22,095,306	22,095,306	-
Consumer	-	-	-	-	367,293	367,293	-

Total	$274,110	$-	$988,811	$1,262,921	$336,927,860	$338,190,781	$-

			90 Days				Past Due 90
	30 - 59 Days	60 - 89 Days	or more	Total		Total	Days or More
	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing
December 31, 2018
Real estate:
Commerical	$-	$-	$988,811	$988,811	$237,845,338	$238,834,149	$-
Construction/Land development	-	-	-	-	18,265,505	18,265,505	-
Residential	-	-	10,507	10,507	63,013,599	63,024,106	10,507
Commercial	-	25,000	-	25,000	23,298,073	23,323,073	-
Consumer	-	-	-	-	494,009	494,009	-

Total	$-	$25,000	$999,318	$1,024,318	$342,916,524	$343,940,842	$10,507

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

Non-accrual loans as of March 31, 2019 and December 31, 2018, segregated by class of loans, were as follows:

	March 31,	December 31,
	2019	2018

Commercial real estate	$988,811	$988,811

At March 31, 2019, the Company had two nonaccrual commercial real estate loans to the same borrower totaling $988,811. The loans were secured by real estate and business assets and were personally guaranteed. Gross interest income of $31,733 would have been recorded during the three months ended March 31, 2019 if these nonaccrual loans had been current and performing in accordance with the original terms. The Company allocated $0 of its allowance for loan losses to these nonaccrual loans. The balance of the nonaccrual loans was net of charge-offs of $690,000 at March 31, 2019.

At December 31, 2018, the Company had two nonaccrual commercial real estate loans to the same borrower totaling $988,811. The loans were secured by real estate and business assets and were personally guaranteed. Gross interest income of $115,168 would have been recorded during the year ended December 31, 2018 if these nonaccrual loans had been current and performing in accordance with the original terms. The Company allocated $0 of its allowance for loan losses to these nonaccrual loans. The balance of the nonaccrual loans was net of charge-offs of $690,000 at December 31, 2018.

At March 31, 2019, the Company had no loans that were delinquent 90 days or greater other than the nonaccrual loans discussed above.

Impaired loans as of March 31, 2019 and December 31, 2018 are set forth in the following table:

	March 31,	December 31,
	2019	2018

Impaired loans no valuation allowance	$3,163,793	$3,177,381
Impaired loans with a valuation allowance	-	-
Total impaired loans	$3,163,793	$3,177,381

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

At March 31, 2019, the Company had one commercial real estate loan totaling $2,122,044 and one residential real estate loan totaling $52,938 that were classified as TDRs. All are included in impaired loans above. Each loan is paying as agreed. There have been no charge-offs or allowances associated with these two loans.

At December 31, 2018, the Company had one commercial real estate loan totaling $2,134,570 and one residential real estate loan totaling $54,000 that were classified as TDRs. The $54,000 loan was restructured as a TDR during 2018. All are included in impaired loans above. Each loan is paying as agreed. There have been no charge-offs or allowances associated with these two loans.

	March 31,	December 31,
	2019	2018

Restructured loans (TDRs):
Performing as agreed	$2,174,982	$2,188,570
Not performing as agreed	-	-
Total TDRs	$2,174,982	$2,188,570

The allowance for loan losses is a reserve established through a provision for loan losses charged to expense.  The allowance for loan losses represents an amount which, in management’s judgment, will be adequate to absorb probable losses on existing loans and other extensions of credit that may become uncollectible. The Company’s allowance for loan loss methodology includes allowance allocations calculated in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 310, “Receivables” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies.” Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions.

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

The following table details activity in the allowance for loan losses by portfolio for the three months ended March 31, 2019 and 2018, and the year ended December 31, 2018. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
March 31, 2019	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,754,372	$3,524	$-	$1,000	$1,758,896	$-	$1,758,896	$3,163,793	$233,630,509
Construction and land development	196,374	(29,317)	-	3,375	170,432	-	170,432	-	15,914,131
Residential	401,626	32,059	-	-	433,685	-	433,685	-	63,019,749
Commercial	102,610	(3,482)	-	2,500	101,628	-	101,628	-	22,095,306
Consumer	10,428	(5,569)	-	-	4,859	-	4,859	-	367,293
Unallocated	43,924	15,785	-	-	59,709	-	59,709	-	-
	$2,509,334	$13,000	$-	$6,875	$2,529,209	$-	$2,529,209	$3,163,793	$335,026,988

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
March 31, 2018	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,867,397	$62,323	$-	$2,000	$1,931,720	$28,577	$1,903,143	$4,396,741	$232,971,398
Construction and land development	223,274	16,225	(10,622)	-	228,877	-	228,877	-	19,247,095
Residential	247,953	(722)	-	-	247,231	-	247,231	-	59,083,653
Commercial	87,353	(2,648)	-	1,666	86,371	-	86,371	-	23,996,157
Consumer	7,027	729	-	-	7,756	-	7,756	-	520,768
Unallocated	25,907	(25,907)	-	-	-	-	-	-	-
	$2,458,911	$50,000	$(10,622)	$3,666	$2,501,955	$28,577	$2,473,378	$4,396,741	$335,819,071

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
December 31, 2018	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,867,397	$372,315	$(690,000)	$204,660	$1,754,372	$-	$1,754,372	$3,177,381	$235,656,768
Construction and land development	223,274	(78,496)	(12,115)	63,711	196,374	-	196,374	-	18,265,505
Residential	247,953	153,673	-	-	401,626	-	401,626	-	63,024,106
Commercial	87,353	6,090	-	9,167	102,610	-	102,610	-	23,323,073
Consumer	7,027	3,401	-	-	10,428	-	10,428	-	494,009
Unallocated	25,907	18,017	-	-	43,924	-	43,924	-	-
	$2,458,911	$475,000	$(702,115)	$277,538	$2,509,334	$-	$2,509,334	$3,177,381	$340,763,461

The provision for loan losses was $13,000 for the three months ended March 31, 2019 and $50,000 for the three months ended March 31, 2018.

During the three months ended March 31, 2019, the Company had no loan charge-offs and had recoveries of $6,875 from loans written off in prior periods. During the three months ended March 31, 2018, the Company had loan charge-offs of $10,622 and had recoveries of $3,666 from loans written off in prior periods.

As of March 31, 2019, the Company had $8,141,218 of loans on a watch list, other than impaired loans, for which management believes the borrowers have the potential for experiencing financial difficulties. As of December 31, 2018, the Company had $8,270,641 of such loans. These loans are subject to ongoing management attention and their classifications are reviewed regularly.

Investment Securities

Investments in debt securities increased $3,948,706 or 8.8% to $48,667,764 at March 31, 2019 from $44,719,058 at December 31, 2018. At March 31, 2019 and December 31, 2018, the Company had classified 63% and 59%, respectively, of the investment portfolio as available for sale. The balance of the portfolio was classified as held to maturity.

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

The following table sets forth the carrying value of investments in debt securities at March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
Available for sale
State and municipal	$1,133,290	$1,506,505
SBA pools	2,604,110	2,719,372
Mortgage-backed securities	26,864,371	22,366,114
	$30,601,771	$26,591,991

Held to maturity
State and municipal	$18,065,993	$18,127,067

The following table sets forth the scheduled maturities of investments in debt securities at March 31, 2019:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Within 1 year	$-	$-	$804,270	$805,908
Over 1 to 5 years	259,981	254,753	589,690	597,571
Over 5 to 10 years	870,302	878,357	1,859,628	1,900,827
Over 10 years	-	-	14,812,405	14,931,879
	1,130,283	1,133,110	18,065,993	18,236,185
SBA Pools	2,658,758	2,604,110	-	-
Mortgage-backed securities	27,184,473	26,864,371	-	-
	$30,973,514	$30,601,591	$18,065,993	$18,236,185

SBA pools and mortgage-backed securities are due in monthly installments.

Other Real Estate Owned

Other real estate owned at March 31, 2019 and December 31, 2018 included one property with a carrying value of $210,150. The property is land in Cecil County, Maryland and was acquired through foreclosure in 2007. The property consists of 10.43 acres and is under contract to sell.

Deposits

Total deposits increased by $10,474,482 or 3.0% during the first quarter of 2019 to $365,187,485 at March 31, 2019 from $354,713,003 at December 31, 2018. The increase in deposits was due to a $2,326,590 increase in money market accounts, a $1,222,718 increase in savings accounts, and a $10,653,054 increase in time deposits, offset by a $1,442,264 decrease in interest bearing checking accounts and a $2,285,616 decrease in noninterest-bearing accounts.

The following table shows the average balances and average costs of deposits for the three months ended March 31, 2019 and 2018:

	March 31, 2019		March 31, 2018
	Average		Average
	Balance	Cost	Balance	Cost

Noninterest bearing demand deposits	$58,107,801	0.00%	$60,862,946	0.00%
Interest bearing demand deposits	53,649,964	0.32%	43,214,553	0.11%
Savings and money market deposits	100,148,340	0.30%	95,944,064	0.22%
Time deposits	143,504,411	1.83%	123,292,532	1.20%
	$355,410,516	0.87%	$323,314,095	0.54%

Liquidity Management

Liquidity describes our ability to meet financial obligations that arise out of the ordinary course of business. Liquidity is primarily needed to meet depositor withdrawal requirements, to fund loans, and to fund our other debts and obligations as they come due in the normal course of business. We maintain our asset liquidity position internally through short-term investments, the maturity distribution of the investment portfolio, loan repayments, and income from earning assets. On the liability side of the balance sheet, liquidity is affected by the timing of maturing liabilities and the ability to generate new deposits or borrowings as needed. The Bank is approved to borrow 75% of eligible pledged single family residential loans and 50% of eligible pledged commercial loans as well as investment securities, or approximately $51.2 million under a secured line of credit with the FHLB. The Bank also has a facility with the Federal Reserve Bank of Richmond (the “Reserve Bank”) under which the Bank can borrow approximately $29.1 million. Finally, the Bank has an $18,500,000 ($9,500,000 unsecured and $9,000,000 secured) overnight federal funds line of credit available from commercial banks. FHLB advances of $3,000,000 were outstanding as of March 31, 2019 and December 31, 2018. There were no borrowings from the Reserve Bank or our commercial bank lender at March 31, 2019 and December 31, 2018. Management believes that we have adequate liquidity sources to meet all anticipated liquidity needs over the next 12 months. Management knows of no trend or event which is likely to have a material impact on our ability to maintain liquidity at satisfactory levels.

Borrowings and Other Contractual Obligations

The Company’s contractual obligations consist primarily of borrowings and operating leases for various facilities.

Securities sold under agreements to repurchase represent overnight borrowings from customers. Securities owned by the Company which are used as collateral for these borrowings are primarily U.S. government agency securities.

Specific information about the Company’s borrowings and contractual obligations is set forth in the following table:

	March 31,	December 31,
	2019	2018
Amount oustanding at period-end:
Securities sold under repurchase agreements	$9,132,795	$11,012,000
Federal Home Loan Bank advances	3,000,000	3,000,000
Federal Home Loan Bank advances mature in:
2019	3,000,000	3,000,000
Weighted average rate paid at period-end:
Securites sold under repurchase agreements	1.16%	1.07%
Federal Home Loan Bank advances	1.50%	1.50%

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

The following table presents actual and required capital ratios as of March 31, 2019 and December 31, 2018 for the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of March 31, 2019 and December 31, 2018, based on the phase-in provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

			Minimum
			Capital Adequacy		To Be Well
(Dollars in thousands)	Actual		Phased In Schedule		Capitalized
March 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$48,615	13.79%	$37,022	10.50%	$35,259	10.00%
Tier 1 capital (to risk-weighted assets)	46,086	13.07%	29,970	8.50%	28,207	8.00%
Common equity tier 1 (to risk- weighted assets)	46,086	13.07%	24,681	7.00%	22,918	6.50%
Tier 1 leverage (to average assets)	46,086	10.97%	16,812	4.00%	21,015	5.00%

December 31, 2018

Total capital (to risk-weighted assets)	$47,857	13.50%	$34,996	9.88%	$35,439	10.00%
Tier 1 capital (to risk-weighted assets)	45,348	12.80%	27,908	7.88%	28,351	8.00%
Common equity tier 1 (to risk- weighted assets)	45,348	12.80%	22,593	6.38%	23,036	6.50%
Tier 1 leverage (to average assets)	45,348	10.86%	16,698	4.00%	20,872	5.00%

The Company intends to fund future growth primarily with cash, federal funds, maturities of investment securities and deposit growth. Management knows of no other trend or event that will have a material impact on capital.

Off-Balance Sheet Arrangements

In the normal course of business, the Bank makes commitments to extend credit and issues standby letters of credit. Outstanding loan commitments, unused lines of credit, and letters of credit as of March 31, 2019 and December 31, 2018 are as follows:

	March 31,	December 31,
	2019	2018

Loan commitments
Construction and land development	$4,087,600	$6,800,240
Commercial	205,000	1,143,217
Commercial real estate	6,365,500	2,853,913
Residential	2,499,900	1,557,500
	$13,158,000	$12,354,870

Unused lines of credit
Home-equity lines	$3,662,233	$3,594,847
Commercial lines	32,336,243	23,389,326
	$35,998,476	$26,984,173

Letters of credit	$1,882,227	$1,905,553

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

RESULTS OF OPERATIONS

General

Net income for the three months ended March 31, 2019 was $1,096,287, compared to $1,122,118 for the same period in 2018. The decrease of $25,831 or 2.3% was due to a $125,996 increase in noninterest expense, offset by a $4,168 increase in net interest income, a $37,000 decrease in the provision for loan losses, a $52,116 increase in noninterest income, and a $6,881 decrease in income taxes.

Net Interest Income

Net interest income, which is the difference between interest income on loans and investments and interest expense on deposits and borrowings, was $3,726,153 for the three months ended March 31, 2019, compared to $3,721,985 for the same period in 2018.

Total interest income for the three months ended March 31, 2019 was $4,547,536, compared to $4,257,746 for the same period in 2018, an increase of $289,790 or 6.8%.

Total interest income on loans for the three months ended March 31, 2019 increased $226,931 over the same period in 2018 due to a $7.2 million higher average loan balance for the first three months of 2019 when compared to the same period of 2018 and a higher loan yield of 4.83% for the first three months of 2019 versus 4.67% for the same period of 2018. Investment income for the first three months of 2019 increased by $15,301 or 5.1% when compared to the same period in 2018 due to an increase in fully-taxable equivalent yield to 2.93% for three months ended March 31, 2019, compared to 2.91% for the same period in 2018, offset by a $1.1 million lower average investment balance. Interest income on federal funds sold and other interest earning assets increased to $74,526 for the three months ended March 31, 2019 from $26,968 for the same period in 2018 due to a $7.4 million higher average balance and an increase in the fully-taxable equivalent net yield to 2.46% for the three months ended March 31, 2019, compared to 2.22% for the same period in 2018. The fully-taxable equivalent yield on total interest-earning assets increased 12 basis points to 4.55% for the first three months of 2019, compared to 4.43% for the same period in 2018. The average balance of total interest-earning assets increased by $13.5 million to $401.8 million for the three months ended March 31, 2019, compared to $388.3 million for the same period in 2018.

Total interest expense for the three months ended March 31, 2019 was $821,383, compared to $535,761 for the same period in 2018, an increase of $285,622 or 53.3%. The increase was due to a higher overall cost of funds of 1.06% for the three months ended March 31, 2019, compared to 0.71% for the same period in 2018, and a $10.3 million increase in the average balance of interest-bearing liabilities to $310.6 million in the first three months of 2019, compared to $300.3 million in the same period of 2018. Cost of funds for time deposits increased to 1.83% for the three months ended March 31, 2019 from 1.20% for the same period of 2018. Securities sold under repurchase agreements cost of funds increased to 1.14% for the first three months of 2019 from 0.67% for the first three months of 2018. FHLB advances cost of funds increased to 1.84% for the first three months of 2019 from 1.46% for the first three months of 2018.

Average noninterest-earning assets decreased by $1.9 million to $15.8 million in the first three months of 2019, compared to $17.7 million in the same period in 2018. Average noninterest-bearing deposits decreased by $2.8 million to $58.1 million during the first three months of 2019, compared to $60.9 million in the same period in 2018. The average balance in stockholders’ equity increased by $3.8 million for the three months ended March 31, 2019 when compared with the same period in 2018.

The FRB has raised rates nine times in the last 42 months. The cost of deposits and borrowings has increased significantly over that time. However, the yields on loans and investments have increased only slightly. At this time, it is unclear what the FRB’s next move may be. Management will closely monitor its asset-liability position so that it can respond to any future changes in interest rates and/or changes to the Bank’s interest rate spread.

The following table sets forth information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities for the three-month periods ended March 31, 2019 and 2018. Average balances are also provided for noninterest-earning assets and noninterest-bearing liabilities.

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
Assets:
Loans	$344,347,514	$4,160,086	4.83%	$337,180,803	$3,933,155	4.67%
Securities, taxable	27,673,598	153,887	2.22%	28,320,116	156,433	2.21%
Securities, tax exempt	17,287,806	175,390	4.06%	17,697,283	178,295	4.03%
Federal funds sold and other interest-earning assets	12,497,670	76,972	2.46%	5,134,525	28,518	2.22%
Total interest-earning assets	401,806,588	4,566,335	4.55%	388,332,727	4,296,401	4.43%
Noninterest-earning assets	15,776,177			17,678,513
Total assets	$417,582,765			$406,011,240

Liabilities and Stockholders’ Equity:
NOW, savings, and money market	$153,798,304	118,448	0.31%	$139,158,617	67,203	0.19%
Certificates of deposit	143,504,411	657,083	1.83%	123,292,532	371,207	1.20%
Securities sold under repurchase agreements	8,845,852	25,299	1.14%	20,606,083	34,389	0.67%
FHLB advances and other borrowings	4,457,778	20,553	1.84%	17,248,889	62,962	1.46%
Total interest-bearing liabilities	310,606,345	821,383	1.06%	300,306,121	535,761	0.71%

Noninterest-bearing deposits	58,107,801			60,862,946
Noninterest-bearing liabilities	2,648,888			2,423,643
Total liabilities	371,363,034			363,592,710
Stockholders' equity	46,219,731			42,418,530
Total liabilities and stockholders' equity	$417,582,765			$406,011,240

Net interest income		$3,744,952			$3,760,640

Interest rate spread			3.49%			3.72%

Net yield on interest-earning assets			3.73%			3.87%

Ratio of average interest-earning assets to Average interest-bearing liabilities			129.36%			129.31%

Interest on tax-exempt securities and other tax-exempt investments are reported on fully taxable equivalent basis.

Noninterest Income

Noninterest income for the three months ended March 31, 2019 was $392,396, compared to $340,280 for the same period in 2018, an increase of $52,116 or 15.3%. The increase was due primarily to a $69,507 increase in the gain on the sale of SBA loans, offset by a $21,474 decrease in mortgage banking income.

Noninterest Expense

Noninterest expenses for the three months ended March 31, 2019 totaled $2,755,286, compared to $2,629,290 for the same period in 2018, an increase of $125,996 or 4.8%. The increase was due primarily to increases in salaries and benefits of $57,783, occupancy costs of $36,887, and other expenses of $37,795.

Income Tax Expense

Our income tax expense for the three months ended March 31, 2019 was $253,976, compared to $260,857 for the same period in 2018. The effective tax rate was 18.8% for the three months ended March 31, 2019, compared to 18.9% for the same period in 2018.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk is interest rate fluctuation and we have procedures in place to evaluate and mitigate this risk. This market risk and our procedures are described in Item 7 of Part II of the Form 10-K under the heading, “Interest Rate Risk”, which provides information as of December 31, 2018. Management believes that no material changes in our procedures used to evaluate and mitigate these risks have occurred since December 31, 2018.

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

An evaluation of the effectiveness of these disclosure controls as of March 31, 2019 was carried out under the supervision and with the participation of management, including the CEO and the CFO. Based on that evaluation, management, including the CEO and the CFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the quarter ended March 31, 2019, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1.     Legal Proceedings

None.

Item 1A.      Risk Factors

The risks and uncertainties to which our financial condition and operations are subject are discussed in detail in Item 1A of Part I of the Form 10-K. Except as set forth below, management does not believe that any material changes in our risk factors have occurred since they were last disclosed.

Our fiscal year 2016 U.S. consolidated federal income tax return is currently being audited.

In April 2018, we were notified by the IRS that our fiscal year 2016 U.S. consolidated federal tax return was selected for audit. As part of its audit, the IRS is reviewing the deductions related to, and the income generated by, the Insurance Subsidiary. Management cannot predict whether any of our tax positions, including those relating to the Insurance Subsidiary, will be challenged by the IRS or, if challenged, whether we will be successful in defending those tax positions. Defending our tax positions and challenging adverse IRS tax conclusions could require us to expend significant funds and there can be no assurance that we would be successful in any such defense or challenge. If we are not successful in defending a challenge, then we may be required to amend our tax return and pay additional taxes, interest, fines and/or penalties and our taxable earnings and/or the effective tax rate on our future earnings could increase substantially, any of which could have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to the Company and its Affiliates

None.

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

FARMERS AND MERCHANTS BANCSHARES, INC.

Date: May 14, 2019	/s/ James R. Bosley, Jr.
James R. Bosley, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date May 14, 2019	/s/ Mark C. Krebs
Mark C. Krebs, Treasurer and Chief Financial Officer
(Principal Financial Officer & Principal Accounting Officer)