Form 10-Q
period 2019-06-30
Farmers & Merchants Bancshares, Inc.
filed 2019-08-08
CIK 1698022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2019

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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,691,091 as of August 9, 2019.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30,	December 31,
	2019	2018
	(Unaudited)
Assets

Cash and due from banks	$19,434,418	$11,480,608
Federal funds sold and other interest-bearing deposits	3,221,403	3,137,629
Cash and cash equivalents	22,655,821	14,618,237
Certificate of deposit in other bank	100,000	100,000
Securities available for sale	36,098,444	26,591,991
Securities held to maturity	19,411,483	18,127,067
Equity security at fair value	524,710	503,827
Federal Home Loan Bank stock, at cost	503,700	575,800
Mortgage loans held for sale	972,750	573,638
Loans, less allowance for loan losses of $2,551,125 and $2,509,334	340,171,316	340,900,635
Premises and equipment	4,969,930	5,075,310
Accrued interest receivable	1,006,419	990,529
Deferred income taxes	981,334	1,179,454
Other real estate owned	-	210,150
Bank owned life insurance	7,063,146	7,053,354
Other assets	1,989,743	657,885
	$436,448,796	$417,157,877

Liabilities and Stockholders' Equity

Deposits
Noninterest-bearing	$61,009,944	$62,717,520
Interest-bearing	311,165,456	291,995,483
Total deposits	372,175,400	354,713,003
Securities sold under repurchase agreements	8,789,585	11,012,000
Federal Home Loan Bank of Atlanta advances	3,000,000	3,000,000
Accrued interest payable	580,101	311,489
Other liabilities	4,168,677	2,726,678
	388,713,763	371,763,170
Stockholders' equity
Common stock, par value $.01 per share, authorized 5,000,000 shares; issued and outstanding 1,691,091 in 2019 and 1,682,997 shares in 2018	16,911	16,830
Additional paid-in capital	27,561,593	27,324,794
Retained earnings	20,111,524	18,621,382
Accumulated other comprehensive income	45,005	(568,299)
	47,735,033	45,394,707
	$436,448,796	$417,157,877

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three months ended June 30		Six months ended June 30
	2019	2018	2019	2018

Interest income
Loans, including fees	$4,172,235	$4,048,984	$8,332,321	$7,982,139
Investment securities - taxable	222,272	149,998	397,108	304,858
Investment securities - tax exempt	143,125	142,799	281,213	285,562
Federal funds sold and other interest earning assets	121,824	43,725	196,350	70,693
Total interest income	4,659,456	4,385,506	9,206,992	8,643,252

Interest expense
Deposits	885,246	499,916	1,660,777	938,326
Securities sold under repurchase agreements	28,423	35,012	53,722	69,401
Federal Home Loan Bank advances and other borrowings	11,195	45,985	31,748	108,947
Total interest expense	924,864	580,913	1,746,247	1,116,674
Net interest income	3,734,592	3,804,593	7,460,745	7,526,578

Provision for loan losses	-	75,000	13,000	125,000

Net interest income after provision for loan losses	3,734,592	3,729,593	7,447,745	7,401,578

Noninterest income
Service charges on deposit accounts	166,115	173,888	318,175	335,728
Mortgage banking income	72,879	60,468	105,598	114,661
Bank owned life insurance income	242,012	40,489	282,398	80,394
Unrealized gain (loss) on equity security	6,911	(12,439)	14,756	(11,479)
Write down of other real estate owned	(210,150)	-	(210,150)	-
Gain on sale of SBA loans	9,520	-	139,535	60,508
Other fees and commissions	35,946	28,090	65,317	51,799
Total noninterest income	323,233	290,496	715,629	631,611

Noninterest expense
Salaries	1,309,007	1,264,702	2,635,790	2,548,212
Employee benefits	314,145	322,568	696,109	690,022
Occupancy	190,543	189,156	404,963	366,689
Furniture and equipment	155,933	165,392	311,080	327,008
Other	639,568	687,062	1,316,540	1,326,239
Total noninterest expense	2,609,196	2,628,880	5,364,482	5,258,170

Income before income taxes	1,448,629	1,391,209	2,798,892	2,775,019
Income taxes	222,808	245,962	476,784	507,836
Net income	$1,225,821	$1,145,247	$2,322,108	$2,267,183

Earnings per share - basic and diluted	$0.73	$0.69	$1.38	$1.36

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net income	$1,225,821	$1,145,247	$2,322,108	$2,267,183

Other comprehensive income (loss), net of income taxes:

Securities available for sale
Net unrealized gain (loss) arising during the period	433,834	(107,478)	846,140	(419,439)
Income tax expense (benefit)	119,380	(29,576)	232,836	(115,419)
Total other comprehensive income (loss)	314,454	(77,902)	613,304	(304,020)

Total comprehensive income	$1,540,275	$1,067,345	$2,935,412	$1,963,163

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Six months ended June 30, 2019 and 2018

(Unaudited except for year-end amounts)

			Additional		Accumulated other
	Common stock		paid-in	Retained	comprehensive	Total
	Shares	Par value	capital	earnings	income	stockholders'
Balance, December 31, 2017	1,667,813	$16,678	$26,869,796	$15,306,625	$(394,167)	$41,798,932

Net income	-	-	-	2,267,183	-	2,267,183
Unrealized loss on securities available for sale net of income tax benefit of $115,419	-	-	-	-	(304,020)	(304,020)
Reclassification due to adoption of ASU No. 2016-01	-	-	-	(10,416)	10,416	-
Cash dividends, $0.40 per share	-	-	-	(667,145)	-	(667,145)
Dividends reinvested	7,338	73	215,359	-	-	215,432

Balance, June 30, 2018	1,675,151	$16,751	$27,085,155	$16,896,247	$(687,771)	$43,310,382

Balance, December 31, 2018	1,682,997	$16,830	$27,324,794	$18,621,382	$(568,299)	$45,394,707

Net income	-	-	-	2,322,108	-	2,322,108
Unrealized gain on securities available for sale net of income tax expense of $232,836	-	-	-	-	613,304	613,304
Adjustment due to adoption of ASU No. 2016-02	-	-	-	(91,447)	-	(91,447)
Cash dividends, $0.44 per share	-	-	-	(740,519)	-	(740,519)
Dividends reinvested	8,094	81	236,799	-	-	236,880

Balance, June 30, 2019	1,691,091	$16,911	$27,561,593	$20,111,524	$45,005	$47,735,033

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

Six Months Ended June 30,	2019	2018

Cash flows from operating activities
Interest received	$9,156,111	$8,608,553
Fees and commissions received	765,151	502,188
Interest paid	(1,477,635)	(1,034,881)
Proceeds from sale of mortgage loans held for sale	4,924,657	4,785,472
Origination of mortgage loans held for sale	(5,323,769)	(5,722,937)
Cash paid to suppliers and employees	(5,410,566)	(4,751,554)
Income taxes paid, net of refunds received	(249,711)	(614,760)
	2,384,238	1,772,081

Cash flows from investing activities
Proceeds from maturity and call of securities
Available for sale	2,923,369	2,674,444
Held to maturity	500,000	-
Purchase of securities
Available for sale	(11,643,636)	-
Held to maturity	(1,770,815)	-
Purchase of certificate of deposit	-	(242,000)
Loans made to customers, net of principal collected	(701,101)	(12,062,675)
Proceeds from sale of loans	1,582,364	668,508
(Purchase) redemption of stock in FHLB of Atlanta	72,100	381,500
Purchases of premises, equipment and software	(45,278)	(136,117)
	(9,082,997)	(8,716,340)

Cash flows from financing activities
Net increase (decrease) in
Noninterest-bearing deposits	(1,707,576)	(1,481,474)
Interest-bearing deposits	19,169,973	21,960,936
Securities sold under repurchase agreements	(2,222,415)	(3,246,645)
Federal Home Loan Bank of Atlanta advances (repayments)	-	(9,500,000)
Dividends paid, net of reinvestments	(503,639)	(451,713)
Common stock issued	-	1,550
	14,736,343	7,282,654

Net increase (decrease) in cash and cash equivalents	8,037,584	338,395

Cash and cash equivalents at beginning of period	14,618,237	7,237,385
Cash and cash equivalents at end of period	$22,655,821	$7,575,780

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

Six Months Ended June 30,	2019	2018

Reconciliation of net income to net cash provided by operating activities
Net income	$2,322,108	$2,267,183
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	176,885	194,595
Provision for loan losses	13,000	125,000
Lease expense in excess of rent paid	20,273	-
Write down of other real estate owned	210,150	-
Equity security dividend reinvested	(6,127)	(5,481)
Unrealized (gain) loss on equity security	(14,756)	11,479
Gain on sale of loans	(139,535)	(60,508)
Decrease (increase) in mortgage loans held for sale	(399,112)	(937,465)
Amortization of premiums and accretion of discounts, net	46,353	69,248
Increase (decrease) in
Deferred loan fees	(25,409)	(10,665)
Accrued interest payable	268,612	81,793
Other liabilities	(36,563)	191,266
Decrease (increase) in
Accrued interest receivable	(15,890)	(18,553)
Bank owned life insurance cash surrender value	(9,792)	(80,394)
Other assets	(25,959)	(55,417)
	$2,384,238	$1,772,081

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods have been made. Such adjustments were normal and recurring in nature. The results of operations for the three months and six months ended June 30, 2019 do not necessarily reflect the results that may be expected for the entire fiscal year ending December 31, 2019 or any future interim period. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2018, which are included in Farmers and Merchants Bancshares, Inc.’s Annual Report on Form 10-K.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 841).” Among other things, in the amendments in ASU 2016-02, lessees are required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company adopted the provisions of ASU 2016-02, effective January 1, 2019, by recording an asset of $1,400,855, a liability of $1,527,019, a $91,447 adjustment to retained earnings, and a $34,717 adjustment to deferred income taxes.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

2.	Basis of Presentation (continued)

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses”. The ASU sets forth a “current expected credit loss” (CECL) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. However, in July 2019, the FASB proposed extending the implementation date to 2023 for SEC registered smaller reporting companies and private companies. The Company is considered a smaller reporting company. The proposal is expected to be enacted before the end of 2019. The Company has engaged a third-party vendor to assist in the implementation of this ASU.

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

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3.	Investment Securities

Investments in debt securities are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
June 30, 2019	cost	gains	losses	value

Available for sale

State and municipal	$1,379,487	$5,960	$412	$1,385,035
SBA pools	2,544,930	-	48,999	2,495,931
Mortgage-backed securities	32,111,936	299,312	193,770	32,217,478
	$36,036,353	$305,272	$243,181	$36,098,444

Held to maturity

State and municipal	$19,411,483	$423,557	$3,664	$19,831,376

	Amortized	Unrealized	Unrealized	Fair
December 31, 2018	cost	gains	losses	value

Available for sale

State and municipal	$1,506,011	$11,161	$10,667	$1,506,505
SBA pools	2,779,411	-	60,039	2,719,372
Mortgage-backed securities	23,090,618	33,594	758,098	22,366,114
	$27,376,040	$44,755	$828,804	$26,591,991

Held to maturity

State and municipal	$18,127,067	$115,220	$209,194	$18,033,093

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

3.	Investment Securities (continued)

Contractual maturities, shown below, will differ from actual maturities because borrowers and issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
June 30, 2019	cost	value	cost	value

Within one year	$-	$-	$501,088	$501,885
Over one to five years	259,374	259,428	588,860	595,799
Over five to ten years	1,120,113	1,125,607	2,947,579	3,020,446
Over ten years	-	-	15,373,956	15,713,246
	1,379,487	1,385,035	19,411,483	19,831,376
Mortgage-backed securities and SBA pools, due in monthly installments	34,656,866	34,713,409	-	-
	$36,036,353	$36,098,444	$19,411,483	$19,831,376

December 31, 2018

Within one year	$375,000	$375,653	$1,009,284	$1,011,165
Over one to five years	260,587	249,920	590,522	598,528
Over five to ten years	870,424	880,932	1,858,695	1,876,364
Over ten years	-	-	14,668,566	14,547,036
	1,506,011	1,506,505	18,127,067	18,033,093
Mortgage-backed securities and SBA pools, due in monthly installments	25,870,029	25,085,486	-	-
	27,376,040	$26,591,991	$18,127,067	$18,033,093

Securities with a carrying value of $9,200,129 and $11,706,765 as of June 30, 2019 and December 31, 2018, respectively, were pledged as collateral for Federal Home Loan Bank advances, government deposits and securities sold under repurchase agreements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

3.	Investment Securities (continued)

The following table sets forth the Company’s gross unrealized losses on a continuous basis for investments in debt securities, by category and length of time, at June 30, 2019 and December 31, 2018.

June 30, 2019	Less than 12 months		12 months or more		Total
Description of investments	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

State and municipal	$711,400	$1,429	$551,586	$2,647	$1,262,986	$4,076
SBA pools	-	-	2,465,699	48,999	2,465,699	48,999
Mortgage-backed securities	1,667,716	200	13,427,832	193,570	15,095,548	193,770
Total	$2,379,116	$1,629	$16,445,117	$245,216	$18,824,233	$246,845

December 31, 2018	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
Description of investments	Fair value	losses	Fair value	losses	Fair value	losses

State and municipal	$3,435,052	$42,080	$3,740,467	$177,781	$7,175,519	$219,861
SBA pools	443,288	6,707	2,276,084	53,332	2,719,372	60,039
Mortgage-backed securities	596,002	6,631	17,770,790	751,467	18,366,792	758,098
Total	$4,474,342	$55,418	$23,787,341	$982,580	$28,261,683	$1,037,998

Management has the ability and intent to hold securities classified as held to maturity until they mature, at which time the Company should receive full value for the securities. As of June 30, 2019 and December 31, 2018, management did not have the intent to sell any of the held to maturity or available for sale securities with unrealized losses before a recovery of cost. The unrealized losses detailed in the table above were due to increases in market interest rates over the yields available at the time the underlying securities were purchased as well as other market conditions for each particular security based upon the structure and remaining principal balance. The fair values of the investment securities are expected to recover as the securities approach their maturity dates or repricing dates or if market yields for such investments decline. Based on the foregoing factors, as of June 30, 2019 and December 31, 2018, management believes that these unrealized losses are temporary and, accordingly, have not been recognized in the Company’s consolidated statement of income.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

4.	Loans

Major categories of loans are as follows:

	June 30,	December 31,
	2019	2018

Real estate:
Commercial	$237,294,916	$238,834,149
Construction and land development	16,384,252	18,265,505
Residential	67,471,222	63,024,106
Commercial	21,769,797	23,323,073
Consumer	307,718	494,009
	343,227,905	343,940,842
Less: Allowance for loan losses	2,551,125	2,509,334
Deferred origination fees net of costs	505,464	530,873
	$340,171,316	$340,900,635

Non-accrual loans, segregated by class of loans, were as follows:

	June 30,	December 31,
	2019	2018

Commercial real estate	$-	$988,811

At June 30, 2019, the Company had no nonaccrual loans.

At December 31, 2018, the Company had two nonaccrual commercial real estate loans to the same borrower totaling $988,811. The loans were secured by real estate and business assets and were personally guaranteed. Gross interest income of $115,168 would have been recorded during the year ended December 31, 2018 if these nonaccrual loans had been current and performing in accordance with the original terms. The Company allocated $0 of its allowance for loan losses to these nonaccrual loans. The balance of the nonaccrual loans was net of charge-offs of $690,000 at December 31, 2018. This loan paid off during the three months ended June 30, 2019 and the Company recorded a recovery of $15,299.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

4.	Loans (continued)

An age analysis of past due loans, segregated by type of loan, is as follows:

			90 Days				Past Due 90
	30 - 59 Days	60 - 89 Days	or More	Total		Total	Days or More
	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing
June 30, 2019
Real estate:
Commercial	$-	$-	$-	$-	$237,294,916	$237,294,916	$-
Construction and land development	-	-	-	-	16,384,252	16,384,252	-
Residential	56,067	205,139	-	261,206	67,210,016	67,471,222	-
Commercial	-	-	-	-	21,769,797	21,769,797	-
Consumer	-	-	-	-	307,718	307,718	-
Total	$56,067	$205,139	$-	$261,206	$342,966,699	$343,227,905	$-

December 31, 2018
Real estate:
Commercial	$-	$-	$988,811	$988,811	$237,845,338	$238,834,149	$-
Construction and land development	-	-	-	-	18,265,505	18,265,505	-
Residential	-	-	10,507	10,507	63,013,599	63,024,106	10,507
Commercial	-	25,000	-	25,000	23,298,073	23,323,073	-
Consumer	-	-	-	-	494,009	494,009	-
Total	$-	$25,000	$999,318	$1,024,318	$342,916,524	$343,940,842	$10,507

Impaired loans, segregated by class of loans with average recorded investment and interest recognized for the six months ended June 30, 2019 and the year ended December 31, 2018, are set forth in the following table:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded	Interest
	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
June 30, 2019
Real estate:
Commercial	$2,109,945	$2,109,945	$-	$2,109,945	$-	$2,643,663	$53,312
Residential	51,870	51,870	-	51,870	-	25,935	1,442
	$2,161,815	$2,161,815	$-	$2,161,815	$-	$2,669,598	$54,754

December 31, 2018
Commercial real estate	$3,867,381	$3,177,381	$-	$3,177,381	$-	$4,180,282	$120,193

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

At June 30, 2019, the Company had one commercial real estate loan totaling $2,109,945 and one residential real estate loan totaling $51,870 that were classified as TDRs. All are included in impaired loans above. Each loan is paying as agreed. There have been no charge-offs or allowances associated with these two loans.

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

Loans by credit grade, segregated by loan type, are as follows:

		Above			Pass	Special
June 30, 2019	Excellent	average	Average	Acceptable	watch	mention	Substandard	Doubtful	Total

Real estate:
Commercial	$-	$3,293,941	$95,754,466	$106,162,538	$23,068,185	$-	$9,015,786	$-	$237,294,916
Construction and land development	-	135,000	6,191,715	6,782,514	3,275,023	-	-	-	16,384,252
Residential	17,804	1,568,259	25,319,845	31,361,216	6,635,674	-	2,568,424	-	67,471,222
Commercial	198,810	65,206	10,431,303	8,220,594	2,853,884	-	-	-	21,769,797
Consumer	12,022	105,518	111,716	57,906	-	-	840	19,716	307,718
	$228,636	$5,167,924	$137,809,045	$152,584,768	$35,832,766	$-	$11,585,050	$19,716	$343,227,905

		Above			Pass	Special
December 31, 2018	Excellent	average	Average	Acceptable	watch	mention	Substandard	Doubtful	Total

Real estate:
Commercial	$-	$3,632,231	$101,633,803	$104,454,812	$20,356,642	$-	$8,756,661	$-	$238,834,149
Construction and land development	-	-	8,190,212	7,871,642	2,203,651	-	-	-	18,265,505
Residential	35,926	1,178,899	26,856,131	30,169,305	2,093,825	-	2,690,020	-	63,024,106
Commercial	977,054	24,180	12,373,503	7,130,122	2,818,214	-	-	-	23,323,073
Consumer	3,668	80,670	266,704	63,160	-	-	1,340	78,467	494,009
	$1,016,648	$4,915,980	$149,320,353	$149,689,041	$27,472,332	$-	$11,448,021	$78,467	$343,940,842

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

The following table details activity in the allowance for loan losses by portfolio for the six months ended June 30, 2019 and 2018, and the year ended December 31, 2018. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
June 30, 2019	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,754,372	$(17,650)	$-	$17,799	$1,754,521	$-	$1,754,521	$2,109,945	$235,184,971
Construction and land development	196,374	(26,548)	-	6,826	176,652	-	176,652	-	16,384,252
Residential	401,626	51,910	-	-	453,536	-	453,536	51,870	67,419,352
Commercial	102,610	(10,999)	-	4,166	95,777	-	95,777	-	21,769,797
Consumer	10,428	(7,134)	-	-	3,294	-	3,294	-	307,718
Unallocated	43,924	23,421	-	-	67,345	-	67,345	-	-
	$2,509,334	$13,000	$-	$28,791	$2,551,125	$-	$2,551,125	$2,161,815	$341,066,090

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
June 30, 2018	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,867,397	$39,796	$-	$154,500	$2,061,693	$225,701	$1,835,992	$3,852,180	$238,264,389
Construction and land development	223,274	34,898	(10,622)	-	247,550	-	247,550	-	22,494,576
Residential	247,953	7,914	-	-	255,867	-	255,867	-	59,418,252
Commercial	87,353	(7,632)	-	4,166	83,887	-	83,887	-	22,675,755
Consumer	7,027	(173)	-	-	6,854	-	6,854	-	493,483
Unallocated	25,907	50,197	-	-	76,104	-	76,104	-	-
	$2,458,911	$125,000	$(10,622)	$158,666	$2,731,955	$225,701	$2,506,254	$3,852,180	$343,346,455

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
December 31, 2018	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,867,397	$372,315	$(690,000)	$204,660	$1,754,372	$-	$1,754,372	$3,177,381	$235,656,768
Construction and land development	223,274	(78,496)	(12,115)	63,711	196,374	-	196,374	-	18,265,505
Residential	247,953	153,673	-	-	401,626	-	401,626	-	63,024,106
Commercial	87,353	6,090	-	9,167	102,610	-	102,610	-	23,323,073
Consumer	7,027	3,401	-	-	10,428	-	10,428	-	494,009
Unallocated	25,907	18,017	-	-	43,924	-	43,924	-	-
	$2,458,911	$475,000	$(702,115)	$277,538	$2,509,334	$-	$2,509,334	$3,177,381	$340,763,461

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

5.	Lease Commitments

The Company and its subsidiaries are obligated under operating lease for certain office premises.

The following table shows operating lease right of use assets and operating lease liabilities as of June 30, 2019:

	Consolidated Balance
	Sheet classification	June 30, 2019
Operating lease right of use asset	Other assets	$1,332,126
Operating lease liabilities	Other liabilities	$1,478,562

Operating lease cost included in occupancy expense in the statement of income for the three and six months ended June 30, 2019 was $46,414 and $94,221, respectively.

Future minimum payments under the agreements, including those option years for which the Company is reasonably certain to renew, are as follows:

Year	Amount

2019	$69,391
2020	141,680
2021	146,120
2022	150,707
2023	155,447
Thereafter	911,769
Total lease payments	1,575,114
Less imputed interest	(96,552)
Present value of operating lease liabilities	$1,478,562

For operating leases as of June 30, 2019, the weighted average remaining lease term is 9.9 years and the weighted average discount rate is 3.36%. During the three and six months ended June 30, 2019, cash paid for amounts included in the measurement of lease liabilities was $37,224 and $73,948, respectively.

6.	Capital Standards

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

The implementation of the capital conservation buffer began on January 1, 2016, at the 0.625% level and was phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reached 2.5% on January 1, 2019). The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and does not have current applicability to the Bank. As of June 30, 2019, the Bank met all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.

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

The following table presents actual and required capital ratios as of June 30, 2019 and December 31, 2018, for the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of June 30, 2019 and December 31, 2018 based on the phase-in provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. Capital ratios of the Company are substantially the same as the Bank’s.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

6.	Capital Standards (continued)

			Minimum
			Capital Adequacy		To Be Well
(Dollars in thousands)	Actual		Phase-In Schedule		Capitalized
June 30, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$49,098	13.92%	$37,046	10.50%	$35,282	10.00%
Tier 1 capital (to risk-weighted assets)	46,547	13.19%	29,990	8.50%	28,226	8.00%
Common equity tier 1 (to risk- weighted assets)	46,547	13.19%	24,697	7.00%	22,933	6.50%
Tier 1 leverage (to average assets)	46,547	10.76%	17,307	4.00%	21,633	5.00%

			Minimum
			Capital Adequacy		To Be Well
(Dollars in thousands)	Actual		Phase-In Schedule		Capitalized
December 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$47,857	13.50%	$34,996	9.88%	$35,439	10.00%
Tier 1 capital (to risk-weighted assets)	45,348	12.80%	27,908	7.88%	28,351	8.00%
Common equity tier 1 (to risk- weighted assets)	45,348	12.80%	22,593	6.38%	23,036	6.50%
Tier 1 leverage (to average assets)	45,348	10.86%	16,698	4.00%	20,872	5.00%

To be categorized as well capitalized, the Bank must maintain ratios as set forth in the table. As of June 30, 2019, the most recent notification from the FDIC has categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There have been no conditions or events since that notification that management believes have changed the Bank’s category.

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

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

7.     Fair Value (continued)

The following table summarizes financial assets measured at fair value on a recurring and nonrecurring basis as of June 30, 2019 and December 31, 2018, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Carrying Value:

	Level 1	Level 2	Level 3	Total
June 30, 2019
Recurring
Available for sale securities
State and municipal	$-	$1,385,035	$-	$1,385,035
SBA pools	-	2,495,931	-	2,495,931
Mortgage-backed securities	-	32,217,478	-	32,217,478
	$-	$36,098,444	$-	$36,098,444

Equity security at fair value
Mutual fund	$524,710	$-	$-	$524,710

Nonrecurring
Impaired loans	-	-	2,161,815	2,161,815

December 31, 2018
Recurring
Available for sale securities
State and municipal	$-	$1,506,505	$-	$1,506,505
SBA pools	-	2,719,372	-	2,719,372
Mortgage-backed securities	-	22,366,114	-	22,366,114
	$-	$26,591,991	$-	$26,591,991

Equity security at fair value
Mutual fund	$503,827	$-	$-	$503,827

Nonrecurring
Other real estate owned	$-	$-	$210,150	$210,150
Impaired loans	-	-	3,177,381	3,177,381

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

7.	Fair Value (continued)

The estimated fair value of financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of the valuation inputs were as follows:

	June 30, 2019		December 31, 2018
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets
Level 2 inputs
Securities held to maturity	$19,411,483	$19,831,376	$18,127,067	$18,033,093
Mortgage loans held for sale	972,750	987,697	573,638	582,248
Federal Home Loan Bank stock	503,700	503,700	575,800	575,800
Level 3 inputs
Loans, net	340,171,316	339,362,905	340,900,635	337,385,842

Financial liabilities
Level 1 inputs
Noninterest-bearing deposits	$61,009,944	$61,009,944	$62,717,520	$62,717,520
Securities sold under repurchase agreements	8,789,585	8,789,585	11,012,000	11,012,000
Level 2 inputs
Interest-bearing deposits	311,165,456	308,365,456	291,995,483	281,761,483
Federal Home Loan Bank advances	3,000,000	2,994,000	3,000,000	2,971,000

The fair value of mortgage loans held for sale is determined by the expected sales price. Beginning in the first quarter 2019, the fair value of loans were determined using an exit price methodology as prescribed by ASU 2016-01, which became effective in the first quarter of 2019. The exit price estimation of fair value is based on the present value of the expected cash flows. The projected cash flows are based on the contractual terms of the loans, adjusted for prepayments and use of a discount rate based on the relative risk of the cash flows, taking into account the loan type, maturity of the loan, liquidity risk, servicing costs, and a required return on debt and capital (Level 3). In addition, an incremental liquidity discount is applied to certain loans, using historical sales of loans during periods of similar economic conditions as a benchmark.

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

Basic earnings per share is determined by dividing net income available to stockholders by the weighted-average number of shares of common stock outstanding during the period and does not include the effect of any potentially dilutive common stock equivalents, giving retroactive effect to stock dividends declared during the period. Diluted earnings per share is determined in the same manner, except that the weighted-average number of shares of common stock outstanding is adjusted for the dilutive effect of outstanding common stock equivalents. The following table sets forth the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2019 and 2018. There were no common stock equivalents outstanding for the three and six months ended June 30, 2019 or 2018.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Net income	$1,225,821	$1,145,247	$2,322,108	$2,267,183

Weighted average shares outstanding	1,683,175	1,667,943	1,683,087	1,667,889

Earnings per share - basic and diluted	$0.73	$0.69	$1.38	$1.36

9.	Retirement Plans

The Company has a profit sharing plan qualifying under Section 401(k) of the Internal Revenue Code. All employees age 21 or more with six months of service are eligible for participation in the plan. The Company matches employee contributions up to 4% of total compensation and may make additional discretionary contributions. Employee and employer contributions are 100% vested when made. The Company’s contributions to this plan were $40,776 and $39,334 for the three months ended June 30, 2019 and 2018, respectively, and $102,593 and $87,988 for the six months ended June 30, 2019 and 2018, respectively.

The Company has entered into agreements with 12 employees to provide certain life insurance benefits payable in connection with policies of life insurance on those employees that are owned by the Company. Each of the agreements provides for the amount of death insurance benefits to be paid to beneficiaries of the insured. For this plan, the Company expensed $1,468 and $1,419 for the three months ended June 30, 2019 and 2018, respectively, and $2,936 and $2,837 for the six months ended June 30, 2019 and 2018, respectively.

The Company adopted supplemental executive retirement plans for three of its executives. The plans provide cash compensation to the executive officers under certain circumstances, including a separation of service. The benefits vest over the period from adoption to a specified age for each executive. The Company recorded expenses, including interest, of $30,600 and $60,000 for the three months ended June 30, 2019 and 2018, respectively, and $61,200 and $120,000 for the six months ended June 30, 2019 and 2018, respectively, for these plans.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis is intended as a review of material changes in and significant factors affecting the financial condition and results of operations of Farmers and Merchants Bancshares, Inc. and its consolidated subsidiaries for the periods indicated. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and the notes thereto contained in Item 1 of Part I of this report, and with Management’s Discussion and Analysis of Financial Condition and Results of Operations, the audited consolidated financial statements and notes thereto, and the other statistical information contained in the Annual Report of Farmers and Merchants Bancshares, Inc. on Form 10-K for the year ended December 31, 2018. References in this report to “us”, “we”, “our”, and “the Company” are to Farmers and Merchants Bancshares, Inc. and, unless the context clearly suggests otherwise, its consolidated subsidiaries.

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

The Company maintains an Internet site at www.fmb1919.bank on which it makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the SEC.

Estimates and Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. See Note 1 of the Notes to the audited consolidated financial statements as of and for the year ended December 31, 2018, which were included in Item 8 of Part II of Farmers and Merchants Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018. On an on-going basis, management evaluates estimates, including those related to loan losses and intangible assets, other-than-temporary impairment (“OTTI”) of investment securities, income taxes, and fair value of investments. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated financial statements.

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

Financial Condition

Total assets increased by $19,290,919 or 4.6% during the first half of 2019 to $436,448,796 at June 30, 2019 from $417,157,877 at December 31, 2018. The increase in total assets was due primarily to increases of $8,037,584 in cash and cash equivalents and $10,790,869 in debt securities.

Total liabilities increased $16,950,593 or 4.6% during the first half of 2019 to $388,713,763 at June 30, 2019 from $371,763,170 at December 31, 2018. The increase was due primarily to an increase of $17,462,397 in deposits and $1,441,999 in other liabilities offset by a reduction of $2,222,415 in securities sold under repurchase agreements.

Stockholders’ equity increased by $2,340,326 during the first half of 2019 to $47,735,033 at June 30, 2019 from $45,394,707 at December 31, 2018. The increase was due primarily to net income for the period of $2,322,108 and an increase of $613,304 in accumulated other comprehensive income, offset by dividends paid, net of reinvestments, of $503,639.

Loans

Major categories of loans at June 30, 2019 and December 31, 2018 are as follows:

	June 30,		December 31,
	2019		2018

Real estate:
Commercial	$237,294,916	69%	$238,834,149	70%
Construction/Land development	16,384,252	5%	18,265,505	5%
Residential	67,471,222	20%	63,024,106	18%
Commercial	21,769,797	6%	23,323,073	7%
Consumer	307,718	0%	494,009	0%
	343,227,905	100%	343,940,842	100%
Less: Allowance for loan losses	2,551,125		2,509,334
Deferred origination fees net of costs	505,464		530,873
	$340,171,316		$340,900,635

Loans decreased by $729,319 or 0.2% to $340,171,316 at June 30, 2019 from $340,900,635 at December 31, 2018. The decline was due primarily to a $1,539,233 decrease in commercial real estate loans, a $1,881,253 decrease in construction/land development loans, and a decrease in commercial loans of $1,553,276, offset by an increase in residential loans of $4,447,116. The allowance for loan losses increased $41,791 to $2,551,125 at June 30, 2019, compared to $2,509,334 at December 31, 2018.

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

An age analysis of past due loans, segregated by class of loans, as of June 30, 2019 and December 31, 2018, is as follows:

			90 Days				Past Due 90
	30 - 59 Days	60 - 89 Days	or more	Total		Total	Days or More
	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing
June 30, 2019
Real estate:
Commerical	$-	$-	$-	$-	$237,294,916	$237,294,916	$-
Construction/Land development	-	-	-	-	16,384,252	16,384,252	-
Residential	56,067	205,139	-	261,206	67,210,016	67,471,222	-
Commercial	-	-	-	-	21,769,797	21,769,797	-
Consumer	-	-	-	-	307,718	307,718	-

Total	$56,067	$205,139	$-	$261,206	$342,966,699	$343,227,905	$-

			90 Days				Past Due 90
	30 - 59 Days	60 - 89 Days	or more	Total		Total	Days or More
	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing
December 31, 2018
Real estate:
Commerical	$-	$-	$988,811	$988,811	$237,845,338	$238,834,149	$-
Construction/Land development	-	-	-	-	18,265,505	18,265,505	-
Residential	-	-	10,507	10,507	63,013,599	63,024,106	10,507
Commercial	-	25,000	-	25,000	23,298,073	23,323,073	-
Consumer	-	-	-	-	494,009	494,009	-

Total	$-	$25,000	$999,318	$1,024,318	$342,916,524	$343,940,842	$10,507

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

Non-accrual loans as of June 30, 2019 and December 31, 2018, segregated by class of loans, were as follows:

	June 30,	December 31,
	2019	2018

Commercial real estate	$-	$988,811

At June 30, 2019, the Company had no nonaccrual loans.

At December 31, 2018, the Company had two nonaccrual commercial real estate loans to the same borrower totaling $988,811. The loans were secured by real estate and business assets and were personally guaranteed. Gross interest income of $115,168 would have been recorded during the year ended December 31, 2018 if these nonaccrual loans had been current and performing in accordance with the original terms. The Company allocated $0 of its allowance for loan losses to these nonaccrual loans. The balance of the nonaccrual loans was net of charge-offs of $690,000 at December 31, 2018. This loan paid off during the three months ended June 30, 2019 and the Company recorded a recovery of $15,299.

At June 30, 2019, the Company had no loans that were delinquent 90 days or greater.

Impaired loans as of June 30, 2019 and December 31, 2018 are set forth in the following table:

	June 30,	December 31,
	2019	2018

Impaired loans with no valuation allowance	$2,161,815	$3,177,381
Impaired loans with a valuation allowance	-	-
Total impaired loans	$2,161,815	$3,177,381

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

At June 30, 2019, the Company had one commercial real estate loan totaling $2,109,945 and one residential real estate loan totaling $51,870 that were classified as TDRs. All are included in impaired loans above. Each loan is paying as agreed. There have been no charge-offs or allowances associated with these two loans.

At December 31, 2018, the Company had one commercial real estate loan totaling $2,134,570 and one residential real estate loan totaling $54,000 that were classified as TDRs. The $54,000 loan was restructured as a TDR during 2018. All are included in impaired loans above. Each loan is paying as agreed. There have been no charge-offs or allowances associated with these two loans.

	June 30,	December 31,
	2019	2018

Restructured loans (TDRs):
Performing as agreed	$2,161,185	$2,188,570
Not performing as agreed	-	-
Total TDRs	$2,161,185	$2,188,570

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

The following table details activity in the allowance for loan losses by portfolio for the six months ended June 30, 2019 and 2018, and for the year ended December 31, 2018. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
June 30, 2019	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,754,372	$(17,650)	$-	$17,799	$1,754,521	$-	$1,754,521	$2,109,945	$235,184,971
Construction and land development	196,374	(26,548)	-	6,826	176,652	-	176,652	-	16,384,252
Residential	401,626	51,910	-	-	453,536	-	453,536	51,870	67,419,352
Commercial	102,610	(10,999)	-	4,166	95,777	-	95,777	-	21,769,797
Consumer	10,428	(7,134)	-	-	3,294	-	3,294	-	307,718
Unallocated	43,924	23,421	-	-	67,345	-	67,345	-	-
	$2,509,334	$13,000	$-	$28,791	$2,551,125	$-	$2,551,125	$2,161,815	$341,066,090

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
June 30, 2018	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,867,397	$39,796	$-	$154,500	$2,061,693	$225,701	$1,835,992	$3,852,180	$238,264,389
Construction and land development	223,274	34,898	(10,622)	-	247,550	-	247,550	-	22,494,576
Residential	247,953	7,914	-	-	255,867	-	255,867	-	59,418,252
Commercial	87,353	(7,632)	-	4,166	83,887	-	83,887	-	22,675,755
Consumer	7,027	(173)	-	-	6,854	-	6,854	-	493,483
Unallocated	25,907	50,197	-	-	76,104	-	76,104	-	-
	$2,458,911	$125,000	$(10,622)	$158,666	$2,731,955	$225,701	$2,506,254	$3,852,180	$343,346,455

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
December 31, 2018	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,867,397	$372,315	$(690,000)	$204,660	$1,754,372	$-	$1,754,372	$3,177,381	$235,656,768
Construction and land development	223,274	(78,496)	(12,115)	63,711	196,374	-	196,374	-	18,265,505
Residential	247,953	153,673	-	-	401,626	-	401,626	-	63,024,106
Commercial	87,353	6,090	-	9,167	102,610	-	102,610	-	23,323,073
Consumer	7,027	3,401	-	-	10,428	-	10,428	-	494,009
Unallocated	25,907	18,017	-	-	43,924	-	43,924	-	-
	$2,458,911	$475,000	$(702,115)	$277,538	$2,509,334	$-	$2,509,334	$3,177,381	$340,763,461

The provision for loan losses was $13,000 for the six months ended June 30, 2019 and $125,000 for the six months ended June 30, 2018.

During the six months ended June 30, 2019, the Company had no loan charge-offs and had recoveries of $28,791 from loans written off in prior periods. During the six months ended June 30, 2018, the Company had loan charge-offs of $10,622 and had recoveries of $158,666 from loans written off in prior periods.

As of June 30, 2019, the Company had $9,423,236 of loans on a watch list, other than impaired loans, for which the borrowers have the potential for experiencing financial difficulties. As of December 31, 2018, the Company had $7,079,718 of such loans. These loans are subject to ongoing management attention and their classifications are reviewed regularly.

Investment Securities

Investments in debt securities increased by $10,790,869 or 24.1% to $55,509,927 at June 30, 2019 from $44,719,058 at December 31, 2018. At June 30, 2019 and December 31, 2018, the Company had classified 65% and 59%, respectively, of the investment portfolio as available for sale. The balance of the portfolio was classified as held to maturity.

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

The following table sets forth the carrying value of investments in debt securities at June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018
Available for sale
State and municipal	$1,385,035	$1,506,505
SBA pools	2,495,931	2,719,372
Mortgage-backed securities	32,217,478	22,366,114
	$36,098,444	$26,591,991

Held to maturity
State and municipal	$19,411,483	$18,127,067

The following table sets forth the scheduled maturities of investments in debt securities at June 30, 2019:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Within 1 year	$-	$-	$501,088	$501,885
Over 1 to 5 years	259,374	259,428	588,860	595,799
Over 5 to 10 years	1,120,113	1,125,607	2,947,579	3,020,446
Over 10 years	-	-	15,373,956	15,713,246
	1,379,487	1,385,035	19,411,483	19,831,376
SBA Pools	2,544,930	2,495,931	-	-
Mortgage-backed securities	32,111,936	32,217,478	-	-
	$36,036,353	$36,098,444	$19,411,483	$19,831,376

SBA pools and mortgage-backed securities are due in monthly installments.

Other Real Estate Owned

Other real estate owned at June 30, 2019 was $0. The Company was required by regulation to write down the one property to $0. The property is under contract to be sold by the end of 2019.

Other real estate owned at December 31, 2018 included one property with a carrying value of $210,150. The property is land in Cecil County, Maryland and was acquired through foreclosure in 2007.

Deposits

Total deposits increased by $17,462,397 or 4.9% during the first half of 2019 to $372,175,400 at June 30, 2019 from $354,713,003 at December 31, 2018. The increase in deposits was due to a $3,771,272 increase in savings accounts, a $72,980 increase in money market accounts and a $16,328,145 increase in time deposits, offset by a $1,002,424 decrease in interest bearing checking accounts and a $1,707,576 decrease in noninterest-bearing accounts.

The following table shows the average balances and average costs of deposits for the six months ended June 30, 2019 and 2018:

	June 30, 2019		June 30, 2018
	Average		Average
	Balance	Cost	Balance	Cost

Noninterest bearing demand deposits	$59,112,886	0.00%	$61,541,369	0.00%
Interest bearing demand deposits	54,424,704	0.32%	44,916,486	0.14%
Savings and money market deposits	101,329,102	0.32%	96,296,850	0.22%
Time deposits	147,036,558	1.92%	126,954,931	1.26%
	$361,903,250	0.92%	$329,709,636	0.57%

Liquidity Management

Liquidity describes our ability to meet financial obligations that arise out of the ordinary course of business. Liquidity is primarily needed to meet depositor withdrawal requirements, to fund loans, and to fund our other debts and obligations as they come due in the normal course of business. We maintain our asset liquidity position internally through short-term investments, the maturity distribution of the investment portfolio, loan repayments, and income from earning assets. On the liability side of the balance sheet, liquidity is affected by the timing of maturing liabilities and the ability to generate new deposits or borrowings as needed. The Bank is approved to borrow 75% of eligible pledged single family residential loans and 50% of eligible pledged commercial loans as well as investment securities, or approximately $50.5 million under a secured line of credit with the FHLB. The Bank also has a facility with the Federal Reserve Bank of Richmond (the “Reserve Bank”) under which the Bank can borrow approximately $26.6 million. Finally, the Bank has an $18,500,000 ($9,500,000 unsecured and $9,000,000 secured) overnight federal funds line of credit available from two commercial banks. FHLB advances of $3,000,000 were outstanding as of June 30, 2019 and December 31, 2018. There were no borrowings from the Reserve Bank or our commercial bank lenders at June 30, 2019 and December 31, 2018. Management believes that we have adequate liquidity sources to meet all anticipated liquidity needs over the next 12 months. Management knows of no trend or event which is likely to have a material impact on our ability to maintain liquidity at satisfactory levels.

Borrowings and Other Contractual Obligations

The Company’s contractual obligations consist primarily of borrowings and operating leases for various facilities.

Securities sold under agreements to repurchase represent overnight borrowings from customers. Securities owned by the Company which are used as collateral for these borrowings are primarily U.S. government agency securities.

Specific information about the Company’s borrowings and contractual obligations is set forth in the following table:

	June 30,	December 31,
	2019	2018
Amount oustanding at period-end:
Securities sold under repurchase agreements	$8,789,585	$11,012,000
Federal Home Loan Bank advances mature in 2019	3,000,000	3,000,000
Weighted average rate paid at period-end:
Securites sold under repurchase agreements	1.39%	1.07%
Federal Home Loan Bank advances	1.50%	1.50%

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

Additional information regarding the capital requirements that apply to us can be found in Item 1 of Part I of Farmers and Merchants Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018 under the heading, “Supervision and Regulation – Capital Requirements”.

The following table presents actual and required capital ratios as of June 30, 2019 and December 31, 2018 for the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of June 30, 2019 and December 31, 2018, based on the phase-in provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

			Minimum
			Capital Adequacy		To Be Well
(Dollars in thousands)	Actual		Phased In Schedule		Capitalized
June 30, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$49,098	13.92%	$37,046	10.50%	$35,282	10.00%
Tier 1 capital (to risk-weighted assets)	46,547	13.19%	29,990	8.50%	28,226	8.00%
Common equity tier 1 (to risk- weighted assets)	46,547	13.19%	24,697	7.00%	22,933	6.50%
Tier 1 leverage (to average assets)	46,547	10.76%	17,307	4.00%	21,633	5.00%

December 31, 2018

Total capital (to risk-weighted assets)	$47,857	13.50%	$34,996	9.88%	$35,439	10.00%
Tier 1 capital (to risk-weighted assets)	45,348	12.80%	27,908	7.88%	28,351	8.00%
Common equity tier 1 (to risk- weighted assets)	45,348	12.80%	22,593	6.38%	23,036	6.50%
Tier 1 leverage (to average assets)	45,348	10.86%	16,698	4.00%	20,872	5.00%

The Company intends to fund future growth primarily with cash, federal funds, maturities of investment securities and deposit growth. Management knows of no other trend or event that will have a material impact on capital.

Off-Balance Sheet Arrangements

In the normal course of business, the Bank makes commitments to extend credit and issues standby letters of credit. Outstanding loan commitments, unused lines of credit, and letters of credit as of June 30, 2019 and December 31, 2018 are as follows:

	June 30,	December 31,
	2019	2018

Loan commitments
Construction and land development	$1,040,975	$6,800,240
Commercial	6,626,195	1,143,217
Commercial real estate	4,283,049	2,853,913
Residential	2,290,400	1,557,500
	$14,240,619	$12,354,870

Unused lines of credit
Home-equity lines	$3,976,519	$3,594,847
Commercial lines	23,957,768	23,389,326
	$27,934,287	$26,984,173

Letters of credit	$2,104,155	$1,905,553

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

RESULTS OF OPERATIONS

Comparison of Operating Results for the Six Months Ended June 30, 2019 and 2018

General

Net income for the six months ended June 30, 2019 was $2,322,108, compared to $2,267,183 for the same period of 2018. The increase of $54,925 or 2.4% was due to an $84,018 increase in noninterest income, a $112,000 decrease in the loan loss provision, and a $31,052 decrease in income taxes, offset by a $65,833 decrease in net interest income and a $106,312 increase in noninterest expense.

Net Interest Income

Net interest income, which is the difference between interest income on loans and investments and interest expense on deposits and borrowings, was $7,460,745 for the six months ended June 30, 2019, compared to $7,526,578 for the same period of 2018.

Total interest income for the six months ended June 30, 2019 was $9,206,992, compared to $8,643,252 for the same period of 2018, an increase of $563,740 or 6.5%.

Total interest income on loans for the six months ended June 30, 2019 increased by $350,182 when compared to the same period of 2018 due to a $1.5 million higher average loan balance for the first six months of 2019 when compared to the same period of 2018 and a higher loan yield of 4.86% for the first six months of 2019 versus 4.68% for the same period of 2018. Investment income for the first six months of 2019 increased by $87,901 or 14.9% when compared to the same period of 2018 due to a $3.3 million higher average investment balance and an increase in fully-taxable equivalent yield to 3.10% for six months ended June 30, 2019, compared to 2.94% for the same period of 2018. The fully-taxable equivalent yield on total interest-earning assets increased 12 basis points to 4.56% for the six months ended June 30, 2019, compared to 4.44% for the same period of 2018. The average balance of total interest-earning assets increased by $14.9 million to $407.9 million for the six months ended June 30, 2019, compared to $393.0 million for the same period of 2018.

Total interest expense for the six months ended June 30, 2019 was $1,746,247, compared to $1,116,674 for the same period of 2018, an increase of $629,573, or 56.4%. The increase was due to a higher overall cost of funds of 1.11% for the six months ended June 30, 2019, compared to 0.74% for the same period of 2018, and a $12.6 million increase in the average balance of interest-bearing liabilities to $315.3 million in the first six months of 2019, compared to $302.7 million in the same period of 2018. Cost of funds for time deposits increased to 1.92% for the six months ended June 30, 2019 from 1.26% for the same period of 2018. Securities sold under repurchase agreements cost of funds increased to 1.22% for the first six months of 2018 from 0.69% for the first six months of 2018. FHLB advances and other borrowings cost of funds increased to 1.70% for the first six months of 2019 from 1.50% for the first six months of 2018.

Average noninterest-earning assets increased by $0.4 million to $16.9 million in the first six months of 2019, compared to $16.5 million in the same period of 2018. Average noninterest-bearing deposits decreased by $2.4 million to $59.1 million during the first six months of 2019, compared to $61.5 million in the same period of 2018. The average balance in stockholders’ equity increased by $3.9 million for the six months ended June 30, 2019, when compared with the same period of 2018.

The FRB has raised rates nine times in the last 45 months. The cost of deposits and borrowings has increased significantly over that time. However, the yields on loans and investments have increased only slightly. At this time, management believes that the FRB’s next move will be to cut rates, but no assurance can be given that this will be the case. Management will closely monitor its asset-liability position so that it can respond to any future changes in interest rates and/or changes to the Bank’s interest rate spread.

The following table sets forth information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities for the six-month periods ended June 30, 2019 and 2018. Average balances are also provided for noninterest-earning assets and noninterest-bearing liabilities.

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
Assets:
Loans	$342,577,230	$8,332,321	4.86%	$341,034,018	$7,982,139	4.68%
Securities, taxable	31,125,759	400,257	2.57%	27,640,502	308,009	2.23%
Securities, tax exempt	17,527,615	353,545	4.03%	17,700,079	358,563	4.05%
Federal funds sold and other interest-earning assets	16,667,252	204,645	2.46%	6,665,463	75,202	2.26%
Total interest-earning assets	407,897,856	9,290,768	4.56%	393,040,062	8,723,913	4.44%
Noninterest-earning assets	16,889,429			16,523,171
Total assets	$424,787,285			$409,563,233

Liabilities and Stockholders’ Equity:
NOW, savings, and money market	$155,753,806	246,014	0.32%	$141,213,336	137,403	0.19%
Certificates of deposit	147,036,558	1,414,763	1.92%	126,954,931	800,923	1.26%
Securities sold under repurchase agreements	8,809,262	53,722	1.22%	20,026,582	69,401	0.69%
FHLB advances and other borrowings	3,724,862	31,748	1.70%	14,493,923	108,947	1.50%
Total interest-bearing liabilities	315,324,488	1,746,247	1.11%	302,688,772	1,116,674	0.74%

Noninterest-bearing deposits	59,112,886			61,541,369
Noninterest-bearing liabilities	3,533,292			2,455,963
Total liabilities	377,970,666			366,686,104
Stockholders' equity	46,816,619			42,877,129
Total liabilities and stockholders' equity	$424,787,285			$409,563,233

Net interest income		$7,544,521			$7,607,239

Interest rate spread			3.45%			3.70%

Net yield on interest-earning assets			3.70%			3.87%

Ratio of average interest-earning assets to Average interest-bearing liabilities			129.36%			129.85%

Interest on tax-exempt securities and other tax-exempt investments are reported on fully taxable equivalent basis.

Noninterest Income

Noninterest income for the six months ended June 30, 2019 was $715,629, compared to $631,611 for the same period of 2018, an increase of $84,018 or 13.3%. The increase was primarily a result of a $79,027 higher gain on the sale of SBA loans and $202,004 higher bank owned life insurance income due to proceeds received from a policy, offset by a $210,150 write-down of other real estate owned required by regulation.

Noninterest Expense

Noninterest expenses for the six months ended June 30, 2019 totaled $5,364,482 compared to $5,258,170 for the same period of 2018, an increase of $106,312 or 2.0%. The increase was due primarily to increases in salaries and benefits of $93,665.

Income Tax Expense

Income tax expense for the six months ended June 30, 2019 was $476,874, compared to $507,836 for the same period of 2018. The effective tax rate was 17.0% for the six months ended June 30, 2019, compared to 18.3% for the same period of 2018. The decreases in both income tax expense and the effective tax rate were due to a high percentage of tax exempt revenue for the six months ended June 30, 2019 when compared to the same period in 2018.

Comparison of Operating Results for the Three Months Ended June 30, 2019 and 2018

Net income for the three months ended June 30, 2019 was $1,225,821, compared to $1,145,247 for the same period of 2018. The increase of $80,574 or 7.0% was due to a $75,000 decrease in the provision for loan losses, a $32,737 increase in noninterest income, a $19,684 decrease in noninterest expense, and a $23,154 decrease in income taxes, offset by a $70,001 decrease in net interest income.

Net Interest Income

Net interest income was $3,734,592 for the three months ended June 30, 2019, compared to $3,804,593 for the same period of 2018.

Total interest income for the three months ended June 30, 2019 was $4,659,456, compared to $4,385,506 for the same period of 2018, an increase of $273,950 or 6.3%.

Total interest income on loans for the three months ended June 30, 2019 increased by $123,251 when compared to the same period of 2018 due to a higher loan yield of 4.89% for the three months ended June 30, 2019 versus 4.70% for the same period of 2018, offset by a $3.9 million lower average loan balance for the three months ended June 30, 2019 when compared to the same period of 2018. Investment income for the three months ended June 30, 2019 increased by $72,600 or 24.8% when compared to the same period of 2018 due to a $7.6 million higher average investment balance and an increase in fully-taxable equivalent yield to 3.07% for three months ended June 30, 2019, compared to 2.97% for the same period of 2018. The fully-taxable equivalent yield on total interest-earning assets was 4.55% for the three months ended June 30, 2019 compared to 4.45% for the same period in 2018. The average balance of total interest-earning assets increased by $16.4 million to $414.1 million for the three months ended June 30, 2019, compared to $397.7 million for the same period of 2018.

Total interest expense for the three months ended June 30, 2019 was $924,864, compared to $580,913 for the same period of 2018, an increase of $343,951 or 59.2%. The increase was due to a higher overall cost of funds of 1.16% for the three months ended June 30, 2019, compared to 0.76% for the same period of 2018, and a $15.0 million increase in the average balance of interest-bearing liabilities to $320.0 million for the three months ended June 30, 2019, compared to $305.0 million in the same period of 2018. Cost of funds for time deposits increased to 2.01% for the three months ended June 30, 2019 from 1.32% for the same period of 2018. Securities sold under repurchase agreements cost of funds increased to 1.30% for the three months ended June 30, 2019 from 0.72% for the same period of 2018.

Average noninterest-earning assets increased by $2.4 million to $17.8 million for the three months ended June 30, 2019, compared to $15.4 million in the same period of 2018. Average noninterest-bearing deposits decreased by $2.1 million to $60.1 million during the three months ended June 30, 2019, compared to $62.2 million in the same period of 2018. The average balance in stockholders’ equity increased by $4.1 million for the three months ended June 30, 2019 when compared with the same period of 2018.

The following table sets forth information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities for the three-month periods ended June 30, 2019 and 2018. Average balances are also provided for noninterest-earning assets and noninterest-bearing liabilities.

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
Assets:
Loans	$340,980,519	$4,172,235	4.89%	$344,844,889	$4,048,984	4.70%
Securities, taxable	34,539,984	223,841	2.59%	26,968,356	151,576	2.25%
Securities, tax exempt	17,764,788	178,155	4.01%	17,702,843	180,068	4.07%
Federal funds sold and other interest-earning assets	20,789,593	127,673	2.46%	8,178,822	46,685	2.28%
Total interest-earning assets	414,074,884	4,701,904	4.55%	397,694,910	4,427,313	4.45%
Noninterest-earning assets	17,838,442			15,381,884
Total assets	$431,913,326			$413,076,794

Liabilities and Stockholders’ Equity:
NOW, savings, and money market	$157,687,814	127,566	0.32%	$143,245,471	70,200	0.20%
Certificates of deposit	150,529,889	757,680	2.01%	130,577,083	429,716	1.32%
Securities sold under repurchase agreements	8,773,073	28,423	1.30%	19,453,450	35,012	0.72%
FHLB advances and other borrowings	3,000,000	11,195	1.49%	11,769,231	45,985	1.56%
Total interest-bearing liabilities	319,990,776	924,864	1.16%	305,045,235	580,913	0.76%

Noninterest-bearing deposits	60,106,687			62,212,060
Noninterest-bearing liabilities	4,407,313			2,487,567
Total liabilities	384,504,776			369,744,862
Stockholders' equity	47,408,550			43,331,932
Total liabilities and stockholders' equity	$431,913,326			$413,076,794

Net interest income		$3,777,040			$3,846,400

Interest rate spread			3.39%			3.69%

Net yield on interest-earning assets			3.65%			3.87%

Ratio of average interest-earning assets to Average interest-bearing liabilities			129.40%			130.37%

Interest on tax-exempt securities and other tax-exempt investments are reported on fully taxable equivalent basis.

Noninterest Income

Noninterest income for the three months ended June 30, 2019 was $323,233, compared to $290,496 for the same period of 2018, an increase of $32,737 or 11.3%. The increase was primarily a result of a $201,523 increase in bank owned life insurance income during the 2019 period due to proceeds received from a policy, an increase in mortgage banking revenue of $12,411, and a $19,350 increase in the unrealized gain on equity securities, offset by a $210,150 write-down of other real estate owned required by regulation.

Noninterest Expense

Noninterest expenses for the three months ended June 30, 2019 totaled $2,609,196, compared to $2,628,880 for the same period of 2018, a decrease of $19,684 or 0.8%. The decrease was due primarily to decreases in other expenses of $47,494, occupancy expenses of $8,072 and employee benefits of $8,423, offset by an increase in salaries of $44,305.

Income Tax Expense

Income tax expense for the three months ended June 30, 2019 was $222,808, compared to $245,962 for the same period of 2018. The effective tax rate was 15.4% for the three months ended June 30, 2019, compared to 17.7% for the same period of 2018. The decreases in both income tax expense and the effective tax rate were due to a higher percentage of tax exempt revenue for the three months ended June 30, 2019 when compared to the same period in 2018.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk is interest rate fluctuation and we have procedures in place to evaluate and mitigate this risk. This market risk and our procedures are described in Item 7 of Part II of Farmers and Merchants Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018 under the heading, “Interest Rate Risk”, which provides information as of December 31, 2018. Management believes that no material changes in market risk or our procedures used to evaluate and mitigate these risks have occurred since December 31, 2018.

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

An evaluation of the effectiveness of these disclosure controls as of June 30, 2019 was carried out under the supervision and with the participation of management, including the PEO and the PFO. Based on that evaluation, management, including the PEO and the PFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the quarter ended June 30, 2019, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1.     Legal Proceedings

None.

Item 1A.      Risk Factors

The risks and uncertainties to which our financial condition and operations are subject are discussed in detail in Item 1A of Part I of the Form 10-K. Except as set forth below, management does not believe that any material changes in our risk factors have occurred since they were last disclosed.

Our 2016 U.S. consolidated federal income tax return is currently being audited.

In April 2018, we were notified by the IRS that our 2016 U.S. consolidated federal tax return was selected for audit. As part of its audit, the IRS is reviewing the deductions related to, and the income generated by, the Insurance Subsidiary. Management cannot predict whether any of our tax positions, including those relating to the Insurance Subsidiary, will be challenged by the IRS or, if challenged, whether we will be successful in defending those tax positions. Defending our tax positions and challenging adverse IRS tax conclusions could require us to expend significant funds and there can be no assurance that we would be successful in any such defense or challenge.  If we are not successful in defending a challenge, then we may be required to amend our tax return and pay additional taxes, interest, fines and/or penalties and our taxable earnings and/or the effective tax rate on our future earnings could increase substantially, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

FARMERS AND MERCHANTS BANCSHARES, INC.

Date: August 8, 2019	/s/ James R. Bosley, Jr.
James R. Bosley, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date August 8, 2019	/s/ Mark C. Krebs
Mark C. Krebs
Mark C. Krebs, Treasurer and Chief Financial Officer
(Principal Financial Officer & Principal Accounting Officer)