Form 10-Q
period 2019-09-30
Farmers & Merchants Bancshares, Inc.
filed 2019-11-13
CIK 1698022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2019

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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,959,777 as of November 7, 2019.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30,	December 31,
	2019	2018
	(Unaudited)
Assets

Cash and due from banks	$16,281,158	$11,480,608
Federal funds sold and other interest-bearing deposits	3,313,899	3,137,629
Cash and cash equivalents	19,595,057	14,618,237
Certificate of deposit in other bank	100,000	100,000
Securities available for sale	40,101,155	26,591,991
Securities held to maturity	19,509,907	18,127,067
Equity security at fair value	531,714	503,827
Federal Home Loan Bank stock, at cost	503,700	575,800
Mortgage loans held for sale	1,538,574	573,638
Loans, less allowance for loan losses of $2,546,114 and $2,509,334	336,748,866	340,900,635
Premises and equipment	4,913,640	5,075,310
Accrued interest receivable	978,300	990,529
Deferred income taxes	950,207	1,179,454
Other real estate owned	-	210,150
Bank owned life insurance	7,102,589	7,053,354
Other assets	1,931,803	657,885
	$434,505,512	$417,157,877

Liabilities and Stockholders' Equity

Deposits
Noninterest-bearing	$58,298,592	$62,717,520
Interest-bearing	313,897,923	291,995,483
Total deposits	372,196,515	354,713,003
Securities sold under repurchase agreements	7,583,212	11,012,000
Federal Home Loan Bank of Atlanta advances	1,000,000	3,000,000
Accrued interest payable	348,862	311,489
Other liabilities	4,382,403	2,726,678
	385,510,992	371,763,170
Stockholders' equity
Common stock, par value $.01 per share, authorized 5,000,000 shares; issued and outstanding 2,959,777 in 2019 and 1,682,997 shares in 2018	29,598	16,830
Additional paid-in capital	27,561,138	27,324,794
Retained earnings	21,276,789	18,621,382
Accumulated other comprehensive income	126,995	(568,299)
	48,994,520	45,394,707
	$434,505,512	$417,157,877

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018

Interest income
Loans, including fees	$4,250,071	$4,189,626	$12,582,392	$12,171,765
Investment securities - taxable	234,274	145,791	631,382	450,649
Investment securities - tax exempt	150,141	142,493	431,354	428,055
Federal funds sold and other interest earning assets	84,526	47,280	280,876	117,973
Total interest income	4,719,012	4,525,190	13,926,004	13,168,442

Interest expense
Deposits	916,452	604,697	2,577,229	1,543,023
Securities sold under repurchase agreements	29,190	42,841	82,912	112,242
Federal Home Loan Bank advances and other borrowings	10,769	16,480	42,517	125,427
Total interest expense	956,411	664,018	2,702,658	1,780,692
Net interest income	3,762,601	3,861,172	11,223,346	11,387,750

Provision for loan losses	(13,000)	(100,000)	-	25,000

Net interest income after provision for loan losses	3,775,601	3,961,172	11,223,346	11,362,750

Noninterest income
Service charges on deposit accounts	176,577	160,665	494,752	496,393
Mortgage banking income	144,268	105,144	249,867	219,805
Bank owned life insurance income	39,443	40,880	321,841	121,274
Unrealized gain (loss) on equity security	3,966	(3,869)	18,721	(15,348)
Write down of other real estate owned	-	(55,350)	(210,150)	(55,350)
Gain on sale of SBA loans	-	3,317	139,535	63,825
Other fees and commissions	28,714	21,634	94,031	73,433
Total noninterest income	392,968	272,421	1,108,597	904,032

Noninterest expense
Salaries	1,358,208	1,344,759	3,993,998	3,892,971
Employee benefits	312,119	328,258	1,008,228	1,018,280
Occupancy	189,603	168,759	594,566	535,448
Furniture and equipment	149,191	148,945	460,271	475,953
Other	673,814	606,346	1,990,354	1,932,585
Total noninterest expense	2,682,935	2,597,067	8,047,417	7,855,237

Income before income taxes	1,485,634	1,636,526	4,284,526	4,411,545
Income taxes	307,724	327,838	784,508	835,674
Net income	$1,177,910	$1,308,688	$3,500,018	$3,575,871

Earnings per share - basic and diluted	$0.40	$0.45	$1.19	$1.22

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Net income	$1,177,910	$1,308,688	$3,500,018	$3,575,871

Other comprehensive income (loss), net of income taxes:

Securities available for sale
Net unrealized gain (loss) arising during the period	113,117	(115,428)	959,257	(534,867)
Income tax expense (benefit)	31,127	(31,762)	263,963	(147,181)
Total other comprehensive income (loss)	81,990	(83,666)	695,294	(387,686)

Total comprehensive income	$1,259,900	$1,225,022	$4,195,312	$3,188,185

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Nine months ended September 30, 2019 and 2018

(Unaudited except for year-end amounts)

			Additional		Accumulated other	Total
	Common stock		paid-in	Retained	comprehensive	stockholders'
	Shares	Par value	capital	earnings	income	equity
Balance, December 31, 2017	1,667,813	$16,678	$26,869,796	$15,306,625	$(394,167)	$41,798,932

Net income	-	-	-	3,575,871	-	3,575,871
Unrealized loss on securities available for sale net of income tax benefit of $147,181	-	-	-	-	(387,686)	(387,686)
Reclassification due to adoption of ASU No. 2016-01	-	-	-	(10,416)	10,416	-
Cash dividends, $0.23 per share	-	-	-	(667,192)	-	(667,192)
Dividends reinvested	7,337	73	215,406	-	-	215,479
Shares Issued	50	1	1,549	-	-	1,550

Balance, September 30, 2018	1,675,200	$16,752	$27,086,751	$18,204,888	$(771,437)	$44,536,954

Balance, December 31, 2018	1,682,997	$16,830	$27,324,794	$18,621,382	$(568,299)	$45,394,707

Net income	-	-	-	3,500,018	-	3,500,018
Unrealized gain on securities available for sale net of income tax expense of $263,963	-	-	-	-	695,294	695,294
Adjustment due to adoption of ASU No. 2016-02	-	-	-	(91,447)	-	(91,447)
Cash dividends, $0.25 per share	-	-	-	(740,477)	-	(740,477)
Dividends reinvested	8,095	81	236,344	-	-	236,425
Stock dividend	1,268,685	12,687	-	(12,687)	-	-

Balance, September 30, 2019	2,959,777	$29,598	$27,561,138	$21,276,789	$126,995	$48,994,520

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

Nine Months Ended September 30,	2019	2018

Cash flows from operating activities
Interest received	$13,871,203	$13,200,699
Fees and commissions received	1,111,256	789,631
Interest paid	(2,665,285)	(1,664,444)
Proceeds from sale of mortgage loans held for sale	12,266,054	10,513,771
Origination of mortgage loans held for sale	(13,230,990)	(10,336,071)
Cash paid to suppliers and employees	(7,504,291)	(7,490,137)
Income taxes paid, net of refunds received	(761,512)	(588,898)
	3,086,435	4,424,551

Cash flows from investing activities
Proceeds from maturity and call of securities
Available for sale	5,103,515	3,867,038
Held to maturity	1,043,420	165,000
Purchase of securities
Available for sale	(17,761,884)	-
Held to maturity	(2,406,339)	(63,242)
Purchase of certificate of deposit	-	(242,000)
Loans made to customers, net of principal collected	2,766,804	(9,473,587)
Proceeds from sale of loans	1,582,364	729,511
Redemption of stock in FHLB of Atlanta	72,100	487,800
Purchases of premises, equipment and software	(60,267)	(176,346)
	(9,660,287)	(4,705,826)

Cash flows from financing activities
Net increase (decrease) in
Noninterest-bearing deposits	(4,418,928)	(4,841,569)
Interest-bearing deposits	21,902,440	34,559,400
Securities sold under repurchase agreements	(3,428,788)	(9,605,084)
Federal Home Loan Bank of Atlanta advances (repayments)	(2,000,000)	(14,000,000)
Dividends paid, net of reinvestments	(504,052)	(451,713)
Common stock issued	-	1,550

	11,550,672	5,662,584

Net increase (decrease) in cash and cash equivalents	4,976,820	5,381,309

Cash and cash equivalents at beginning of period	14,618,237	7,237,385
Cash and cash equivalents at end of period	$19,595,057	$12,618,694

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

Nine Months Ended September 30,	2019	2018

Reconciliation of net income to net cash provided by operating activities
Net income	$3,500,018	$3,575,871
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	259,626	289,097
Provision for loan losses	-	25,000
Lease expense in excess of rent paid	31,403	-
Write down of other real estate owned	210,150	55,350
Equity security dividend reinvested	(9,166)	(8,383)
Unrealized (gain) loss on equity security	(18,721)	15,348
Gain on sale of loans	(139,535)	(63,825)
Decrease (increase) in mortgage loans held for sale	(964,936)	177,700
Amortization of premiums and accretion of discounts, net	88,541	100,989
Increase (decrease) in
Deferred loan fees	(57,864)	(10,665)
Accrued interest payable	37,373	116,248
Other liabilities	200,398	312,878
Decrease (increase) in
Accrued interest receivable	12,229	51,305
Bank owned life insurance cash surrender value	(49,235)	(121,274)
Other assets	(13,846)	(91,088)
	$3,086,435	$4,424,551

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods have been made. Such adjustments were normal and recurring in nature. The results of operations for the three months and nine months ended September 30, 2019 do not necessarily reflect the results that may be expected for the entire fiscal year ending December 31, 2019 or any future interim period. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2018, which are included in Farmers and Merchants Bancshares, Inc.’s Annual Report on Form 10-K.

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

Subsequent Events

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the consolidated financial statements were issued. No significant subsequent events were identified which would affect the presentation of the financial statements except as noted below.

On September 16, 2019, the Board of Directors of the Company declared a 75% stock dividend payable on October 31, 2019 to stockholders of record as of October 4, 2019. Accordingly, all per share information, including note 8, reflects the stock dividend.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3.	Investment Securities

Investments in debt securities are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
September 30, 2019	cost	gains	losses	value

Available for sale

State and municipal	$1,378,761	$11,464	$-	$1,390,225
SBA pools	2,388,707	-	51,269	2,337,438
Mortgage-backed securities	36,158,480	351,762	136,750	36,373,492
	$39,925,948	$363,226	$188,019	$40,101,155

Held to maturity

State and municipal	$19,509,907	$644,737	$563	$20,154,081

	Amortized	Unrealized	Unrealized	Fair
December 31, 2018	cost	gains	losses	value

Available for sale

State and municipal	$1,506,011	$11,161	$10,667	$1,506,505
SBA pools	2,779,411	-	60,039	2,719,372
Mortgage-backed securities	23,090,618	33,594	758,098	22,366,114
	$27,376,040	$44,755	$828,804	$26,591,991

Held to maturity

State and municipal	$18,127,067	$115,220	$209,194	$18,033,093

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

3.	Investment Securities (continued)

Contractual maturities, shown below, will differ from actual maturities because borrowers and issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
September 30, 2019	cost	value	cost	value

Within one year	$-	$-	$258,014	$263,101
Over one to five years	258,761	260,187	330,000	330,611
Over five to ten years	1,120,000	1,130,038	2,948,579	3,029,811
Over ten years	-	-	15,973,314	16,530,558
	1,378,761	1,390,225	19,509,907	20,154,081
Mortgage-backed securities and
SBA pools, due in monthly installments	38,547,187	38,710,930	-	-
	$39,925,948	$40,101,155	$19,509,907	$20,154,081

December 31, 2018

Within one year	$375,000	$375,653	$1,009,284	$1,011,165
Over one to five years	260,587	249,920	590,522	598,528
Over five to ten years	870,424	880,932	1,858,695	1,876,364
Over ten years	-	-	14,668,566	14,547,036
	1,506,011	1,506,505	18,127,067	18,033,093
Mortgage-backed securities and
SBA pools, due in monthly installments	25,870,029	25,085,486	-	-
	$27,376,040	$26,591,991	$18,127,067	$18,033,093

Securities with a carrying value of $7,465,493 and $11,706,765 as of September 30, 2019 and December 31, 2018, respectively, were pledged as collateral for government deposits and securities sold under repurchase agreements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

3.	Investment Securities (continued)

The following table sets forth the Company’s gross unrealized losses on a continuous basis for investments in debt securities, by category and length of time, at September 30, 2019 and December 31, 2018.

September 30, 2019	Less than 12 months		12 months or more		Total
Description of investments	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

State and municipal	$-	$-	$252,000	$563	$252,000	$563
SBA pools	-	-	2,337,438	51,269	2,337,438	51,269
Mortgage-backed securities	7,726,619	41,199	8,286,586	95,551	16,013,205	136,750
Total	$7,726,619	$41,199	$10,876,024	$147,383	$18,602,643	$188,582

December 31, 2018	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
Description of investments	Fair value	losses	Fair value	losses	Fair value	losses

State and municipal	$3,435,052	$42,080	$3,740,467	$177,781	$7,175,519	$219,861
SBA pools	443,288	6,707	2,276,084	53,332	2,719,372	60,039
Mortgage-backed securities	596,002	6,631	17,770,790	751,467	18,366,792	758,098
Total	$4,474,342	$55,418	$23,787,341	$982,580	$28,261,683	$1,037,998

Management has the ability and intent to hold securities classified as held to maturity until they mature, at which time the Company should receive full value for the securities. As of September 30, 2019 and December 31, 2018, management did not have the intent to sell any of the held to maturity or available for sale securities with unrealized losses before a recovery of cost. The unrealized losses detailed in the table above were due to increases in market interest rates over the yields available at the time the underlying securities were purchased as well as other market conditions for each particular security based upon the structure and remaining principal balance. The fair values of the investment securities are expected to recover as the securities approach their maturity dates or repricing dates or if market yields for such investments decline. Based on the foregoing factors, as of September 30, 2019 and December 31, 2018, management believes that these unrealized losses are temporary and, accordingly, have not been recognized in the Company’s consolidated statement of income.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

4.	Loans

Major categories of loans are as follows:

	September 30,	December 31,
	2019	2018

Real estate:
Commercial	$233,140,797	$238,834,149
Construction and land development	16,132,994	18,265,505
Residential	69,049,698	63,024,106
Commercial	21,134,598	23,323,073
Consumer	309,902	494,009
	339,767,989	343,940,842
Less: Allowance for loan losses	2,546,114	2,509,334
Deferred origination fees net of costs	473,009	530,873
	$336,748,866	$340,900,635

Non-accrual loans, segregated by class of loans, were as follows:

	September 30,	December 31,
	2019	2018

Commercial real estate	$-	$988,811

At September 30, 2019, the Company had no nonaccrual loans.

At December 31, 2018, the Company had two nonaccrual commercial real estate loans to the same borrower totaling $988,811. The loans were secured by real estate and business assets and were personally guaranteed. Gross interest income of $115,168 would have been recorded during the year ended December 31, 2018 if these nonaccrual loans had been current and performing in accordance with the original terms. The Company allocated $0 of its allowance for loan losses to these nonaccrual loans. The balance of the nonaccrual loans was net of charge-offs of $690,000 at December 31, 2018. The loans paid off during the nine months ended September 30, 2019 and the Company recorded a recovery of $15,299.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

4.	Loans (continued)

An age analysis of past due loans, segregated by type of loan, is as follows:

			90 Days				Past Due 90
	30 - 59 Days	60 - 89 Days	or More	Total		Total	Days or More
	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing
September 30, 2019
Real estate:
Commercial	$-	$-	$-	$-	$233,140,797	$233,140,797	$-
Construction and land development	-	-	-	-	16,132,994	16,132,994	-
Residential	31,857	-	-	31,857	69,017,841	69,049,698	-
Commercial	-	-	-	-	21,134,598	21,134,598	-
Consumer	-	-	-	-	309,902	309,902	-
Total	$31,857	$-	$-	$31,857	$339,736,132	$339,767,989	$-

December 31, 2018
Real estate:
Commercial	$-	$-	$988,811	$988,811	$237,845,338	$238,834,149	$-
Construction and land development	-	-	-	-	18,265,505	18,265,505	-
Residential	-	-	10,507	10,507	63,013,599	63,024,106	10,507
Commercial	-	25,000	-	25,000	23,298,073	23,323,073	-
Consumer	-	-	-	-	494,009	494,009	-
Total	$-	$25,000	$999,318	$1,024,318	$342,916,524	$343,940,842	$10,507

Impaired loans, segregated by class of loans with average recorded investment and interest recognized for the nine months ended September 30, 2019 and the year ended December 31, 2018, are set forth in the following table:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded
	Balance	Allowance	Allowance	Investment	Allowance	Investment
September 30, 2019
Real estate:
Commercial	$2,097,690	$2,097,690	$-	$2,097,690	$-	$2,610,536
Residential	50,790	50,790	-	50,790	-	25,395
	$2,148,480	$2,148,480	$-	$2,148,480	$-	$2,635,931

December 31, 2018
Real estate:
Commercial	$3,813,381	$3,123,381	$-	$3,123,381	$-	$4,153,282
Residential	54,000	54,000	-	54,000	-	27,000
	$3,867,381	$3,177,381	$-	$3,177,381	$-	$4,180,282

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

At September 30, 2019, the Company had one commercial real estate loan totaling $2,097,690 and one residential real estate loan totaling $50,790 that were classified as TDRs. All are included in impaired loans above. Each loan is paying as agreed. There have been no charge-offs or allowances associated with these two loans.

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

Loans by credit grade, segregated by loan type, are as follows:

		Above			Pass	Special
September 30, 2019	Excellent	average	Average	Acceptable	watch	mention	Substandard	Doubtful	Total

Real estate:
Commercial	$-	$3,056,485	$90,131,537	$108,685,401	$22,306,448	$-	$8,960,926	$-	$233,140,797
Construction and land development	-	202,500	4,820,218	8,187,688	2,922,588	-	-	-	16,132,994
Residential	37,425	1,572,805	24,944,785	33,582,371	6,372,666	-	2,539,646	-	69,049,698
Commercial	192,622	37,519	9,850,802	8,138,156	2,915,499	-	-	-	21,134,598
Consumer	2,659	102,472	98,925	63,494	20,000	-	440	21,912	309,902
	$232,706	$4,971,781	$129,846,267	$158,657,110	$34,537,201	$-	$11,501,012	$21,912	$339,767,989

		Above			Pass	Special
December 31, 2018	Excellent	average	Average	Acceptable	watch	mention	Substandard	Doubtful	Total

Real estate:
Commercial	$-	$3,632,231	$101,633,803	$104,454,812	$20,356,642	$-	$8,756,661	$-	$238,834,149
Construction and land development	-	-	8,190,212	7,871,642	2,203,651	-	-	-	18,265,505
Residential	35,926	1,178,899	26,856,131	30,169,305	2,093,825	-	2,690,020	-	63,024,106
Commercial	977,054	24,180	12,373,503	7,130,122	2,818,214	-	-	-	23,323,073
Consumer	3,668	80,670	266,704	63,160	-	-	1,340	78,467	494,009
	$1,016,648	$4,915,980	$149,320,353	$149,689,041	$27,472,332	$-	$11,448,021	$78,467	$343,940,842

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

The following table details activity in the allowance for loan losses by portfolio for the nine months ended September 30, 2019 and 2018, and the year ended December 31, 2018. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
September 30, 2019	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,754,372	$(47,253)	$-	$19,689	$1,726,808	$-	$1,726,808	$2,097,690	$231,043,107
Construction and land development	196,374	(34,932)	-	10,425	171,867	-	171,867	-	16,132,994
Residential	401,626	45,242	-	-	446,868	-	446,868	50,790	68,998,908
Commercial	102,610	(14,180)	-	6,666	95,096	-	95,096	-	21,134,598
Consumer	10,428	(5,521)	-	-	4,907	-	4,907	-	309,902
Unallocated	43,924	56,644	-	-	100,568	-	100,568	-	-
	$2,509,334	$-	$-	$36,780	$2,546,114	$-	$2,546,114	$2,148,480	$337,619,509

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
September 30, 2018	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,867,397	$(252,948)	$-	$202,660	$1,817,109	$210,686	$1,606,423	$3,825,462	$234,744,541
Construction and land development	223,274	99,933	(22,116)	1,462	302,553	-	302,553	-	23,971,982
Residential	247,953	143,681	-	-	391,634	-	391,634	44,254	60,271,255
Commercial	87,353	1,539	-	6,667	95,559	-	95,559	-	21,238,222
Consumer	7,027	(1,523)	-	-	5,504	-	5,504	-	467,592
Unallocated	25,907	34,318	-	-	60,225	-	60,225	-	-
	$2,458,911	$25,000	$(22,116)	$210,789	$2,672,584	$210,686	$2,461,898	$3,869,716	$340,693,592

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
December 31, 2018	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,867,397	$372,315	$(690,000)	$204,660	$1,754,372	$-	$1,754,372	$3,177,381	$235,656,768
Construction and land development	223,274	(78,496)	(12,115)	63,711	196,374	-	196,374	-	18,265,505
Residential	247,953	153,673	-	-	401,626	-	401,626	-	63,024,106
Commercial	87,353	6,090	-	9,167	102,610	-	102,610	-	23,323,073
Consumer	7,027	3,401	-	-	10,428	-	10,428	-	494,009
Unallocated	25,907	18,017	-	-	43,924	-	43,924	-	-
	$2,458,911	$475,000	$(702,115)	$277,538	$2,509,334	$-	$2,509,334	$3,177,381	$340,763,461

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

5.	Lease Commitments

The Company and its subsidiaries are obligated under operating lease for certain office premises.

The following table shows operating lease right of use assets and operating lease liabilities as of September 30, 2019:

	Consolidated Balance
	Sheet classification	September 30, 2019
Operating lease right of use asset	Other assets	$1,297,761
Operating lease liabilities	Other liabilities	$1,455,327

Operating lease cost included in occupancy expense in the statement of income for the three and nine months ended September 30, 2019 was $50,630 and $144,851, respectively.

Future minimum payments under the agreements, including those option years for which the Company is reasonably certain to renew, are as follows:

Year	Amount

2019	$35,058
2020	141,680
2021	146,120
2022	150,707
2023	155,447
Thereafter	911,770
Total lease payments	1,540,782
Less imputed interest	(85,455)
Present value of operating lease liabilities	$1,455,327

For operating leases as of September 30, 2019, the weighted average remaining lease term is 9.65 years and the weighted average discount rate is 3.36%. During the three and nine months ended September 30, 2019, cash paid for amounts included in the measurement of lease liabilities was $39,500 and $113,448, respectively.

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

The implementation of the capital conservation buffer began on January 1, 2016, at the 0.625% level and was phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reached 2.5% on January 1, 2019). The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and does not have current applicability to the Bank. As of September 30, 2019, the Bank met all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.

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

The following table presents actual and required capital ratios as of September 30, 2019 and December 31, 2018, for the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of September 30, 2019 and December 31, 2018 based on the phase-in provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. Capital ratios of the Company are substantially the same as the Bank’s.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

6.	Capital Standards (continued)

			Minimum
			Capital Adequacy		To Be Well
(Dollars in thousands)	Actual		Phase-In Schedule		Capitalized
September 30, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$50,078	14.37%	$36,590	10.50%	$34,848	10.00%
Tier 1 capital (to risk-weighted assets)	47,532	13.64%	29,621	8.50%	27,878	8.00%
Common equity tier 1 (to risk- weighted assets)	47,532	13.64%	24,393	7.00%	22,651	6.50%
Tier 1 leverage (to average assets)	47,532	11.00%	17,280	4.00%	21,600	5.00%

			Minimum
			Capital Adequacy		To Be Well
(Dollars in thousands)	Actual		Phase-In Schedule		Capitalized
December 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$47,857	13.50%	$34,996	9.88%	$35,439	10.00%
Tier 1 capital (to risk-weighted assets)	45,348	12.80%	27,908	7.88%	28,351	8.00%
Common equity tier 1 (to risk- weighted assets)	45,348	12.80%	22,593	6.38%	23,036	6.50%
Tier 1 leverage (to average assets)	45,348	10.86%	16,698	4.00%	20,872	5.00%

To be categorized as well capitalized, the Bank must maintain ratios as set forth in the table. As of September 30, 2019, the most recent notification from the FDIC has categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There have been no conditions or events since that notification that management believes have changed the Bank’s category.

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

The following table summarizes financial assets measured at fair value on a recurring and nonrecurring basis as of September 30, 2019 and December 31, 2018, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Carrying Value:

	Level 1	Level 2	Level 3	Total
September 30, 2019

Recurring
Available for sale securities
State and municipal	$-	$1,390,225	$-	$1,390,225
SBA pools	-	2,337,438	-	2,337,438
Mortgage-backed securities	-	36,373,492	-	36,373,492
	$-	$40,101,155	$-	$40,101,155

Equity security at fair value
Mutual fund	$531,714	$-	$-	$531,714

Nonrecurring
Impaired loans	-	-	2,148,480	2,148,480

December 31, 2018

Recurring
Available for sale securities
State and municipal	$-	$1,506,505	$-	$1,506,505
SBA pools	-	2,719,372	-	2,719,372
Mortgage-backed securities	-	22,366,114	-	22,366,114
	$-	$26,591,991	$-	$26,591,991

Equity security at fair value
Mutual fund	$503,827	$-	$-	$503,827

Nonrecurring
Other real estate owned	$-	$-	$210,150	$210,150
Impaired loans	-	-	3,177,381	3,177,381

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

7.	Fair Value (continued)

The estimated fair value of financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of the valuation inputs were as follows:

	September 30, 2019		December 31, 2018
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets
Level 2 inputs
Securities held to maturity	$19,509,907	$20,154,081	$18,127,067	$18,033,093
Mortgage loans held for sale	1,538,574	1,558,493	573,638	582,248
Federal Home Loan Bank stock	503,700	503,700	575,800	575,800
Level 3 inputs
Loans, net	336,748,866	335,928,611	340,900,635	337,385,842

Financial liabilities
Level 1 inputs
Noninterest-bearing deposits	$58,298,592	$58,298,592	$62,717,520	$62,717,520
Securities sold under repurchase agreements	7,583,212	7,583,212	11,012,000	11,012,000
Level 2 inputs
Interest-bearing deposits	313,897,923	314,857,923	291,995,483	281,761,483
Federal Home Loan Bank advances	1,000,000	1,000,000	3,000,000	2,971,000

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

Basic earnings per share is determined by dividing net income available to stockholders by the weighted-average number of shares of common stock outstanding during the period and does not include the effect of any potentially dilutive common stock equivalents, giving retroactive effect to stock dividends declared during the period. Diluted earnings per share is determined in the same manner, except that the weighted-average number of shares of common stock outstanding is adjusted for the dilutive effect of outstanding common stock equivalents. The following table sets forth the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2019 and 2018. There were no common stock equivalents outstanding for the three and nine months ended September 30, 2019 or 2018.

On September 16, 2019, the Board of Directors of the Company declared a 75% stock dividend payable on October 31, 2019. Accordingly, the weighted average shares and the earnings per share reflect the stock dividend for all periods presented.

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018

Net income	$1,177,910	$1,308,688	$3,500,018	$3,575,871
Weighted average shares outstanding	2,959,411	2,931,602	2,950,122	2,923,102
Earnings per share - basic and diluted	$0.40	$0.45	$1.19	$1.22

9.	Retirement Plans

The Company has a profit sharing plan qualifying under Section 401(k) of the Internal Revenue Code. All employees age 21 or more with six months of service are eligible for participation in the plan. The Company matches employee contributions up to 4% of total compensation and may make additional discretionary contributions. Employee and employer contributions are 100% vested when made. The Company’s contributions to this plan were $46,398 and $45,130 for the three months ended September 30, 2019 and 2018, respectively, and $148,991 and $133,118 for the nine months ended September 30, 2019 and 2018, respectively.

The Company has entered into agreements with 12 employees to provide certain life insurance benefits payable in connection with policies of life insurance on those employees that are owned by the Company. Each of the agreements provides for the amount of death insurance benefits to be paid to beneficiaries of the insured. For this plan, the Company expensed $1,468 and $1,418 for the three months ended September 30, 2019 and 2018, respectively, and $4,405 and $4,255 for the nine months ended September 30, 2019 and 2018, respectively.

The Company adopted supplemental executive retirement plans for three of its executives. The plans provide cash compensation to the executive officers under certain circumstances, including a separation of service. The benefits vest over the period from adoption to a specified age for each executive. The Company recorded expenses, including interest, of $30,600 and $60,457 for the three months ended September 30, 2019 and 2018, respectively, and $91,800 and $180,457 for the nine months ended September 30, 2019 and 2018, respectively, for these plans.

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

Financial Condition

Total assets increased by $17,347,635 or 4.2% to $434,505,512 at September 30, 2019 from $417,157,877 at December 31, 2018. The increase in total assets was due primarily to increases of $4,976,820 in cash and cash equivalents and $14,892,004 in debt securities, offset by a decrease in loans of $4,151,769.

Total liabilities increased $13,747,822 or 3.7% to $385,510,992 at September 30, 2019 from $371,763,170 at December 31, 2018. The increase was due primarily to an increase of $17,483,512 in deposits and $1,655,725 in other liabilities, offset by reductions of $3,428,788 in securities sold under repurchase agreements and $2,000,000 in FHLB advances.

Stockholders’ equity increased by $3,599,813 to $48,994,520 at September 30, 2019 from $45,394,707 at December 31, 2018. The increase was due primarily to net income for the period of $3,500,018 and an increase of $695,294 in accumulated other comprehensive income, offset by dividends paid, net of reinvestments, of $504,052.

Loans

Major categories of loans at September 30, 2019 and December 31, 2018 are as follows:

	September 30,		December 31,
	2019		2018

Real estate:
Commercial	$233,140,797	69%	$238,834,149	70%
Construction/Land development	16,132,994	5%	18,265,505	5%
Residential	69,049,698	20%	63,024,106	18%
Commercial	21,134,598	6%	23,323,073	7%
Consumer	309,902	0%	494,009	0%
	339,767,989	100%	343,940,842	100%
Less: Allowance for loan losses	2,546,114		2,509,334
Deferred origination fees net of costs	473,009		530,873
	$336,748,866		$340,900,635

Loans decreased by $4,151,769 or 1.2% to $336,748,866 at September 30, 2019 from $340,900,635 at December 31, 2018. The decline was due primarily to a $5,693,352 decrease in commercial real estate loans, a $2,132,511 decrease in construction/land development loans, and a decrease in commercial loans of $2,188,475, offset by an increase in residential loans of $6,025,592. The allowance for loan losses increased $36,780 to $2,546,114 at September 30, 2019 from $2,509,334 at December 31, 2018 as a result of net recoveries.

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

An age analysis of past due loans, segregated by class of loans, as of September 30, 2019 and December 31, 2018, is as follows:

			90 Days				Past Due 90
	30 - 59 Days	60 - 89 Days	or more	Total		Total	Days or More
	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing
September 30, 2019
Real estate:
Commerical	$-	$-	$-	$-	$233,140,797	$233,140,797	$-
Construction/Land development	-	-	-	-	16,132,994	16,132,994	-
Residential	31,857	-	-	31,857	69,017,841	69,049,698	-
Commercial	-	-	-	-	21,134,598	21,134,598	-
Consumer	-	-	-	-	309,902	309,902	-

Total	$31,857	$-	$-	$31,857	$339,736,132	$339,767,989	$-

			90 Days				Past Due 90
	30 - 59 Days	60 - 89 Days	or more	Total		Total	Days or More
	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing
December 31, 2018
Real estate:
Commerical	$-	$-	$988,811	$988,811	$237,845,338	$238,834,149	$-
Construction/Land development	-	-	-	-	18,265,505	18,265,505	-
Residential	-	-	10,507	10,507	63,013,599	63,024,106	10,507
Commercial	-	25,000	-	25,000	23,298,073	23,323,073	-
Consumer	-	-	-	-	494,009	494,009	-

Total	$-	$25,000	$999,318	$1,024,318	$342,916,524	$343,940,842	$10,507

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

Non-accrual loans as of September 30, 2019 and December 31, 2018, segregated by class of loans, were as follows:

	September 30,	December 31,
	2019	2018

Commercial real estate	$-	$988,811

At September 30, 2019, the Company had no nonaccrual loans or loans that were delinquent 90 days or greater.

At December 31, 2018, the Company had two nonaccrual commercial real estate loans to the same borrower totaling $988,811. The loans were secured by real estate and business assets and were personally guaranteed. Gross interest income of $115,168 would have been recorded during the year ended December 31, 2018 if these nonaccrual loans had been current and performing in accordance with the original terms. The Company allocated $0 of its allowance for loan losses to these nonaccrual loans. The balance of the nonaccrual loans was net of charge-offs of $690,000 at December 31, 2018. These loans paid off during the nine months ended September 30, 2019 and the Company recorded a recovery of $15,299.

Impaired loans as of September 30, 2019 and December 31, 2018 are set forth in the following table:

	September 30,	December 31,
	2019	2018

Impaired loans with no valuation allowance	$2,148,480	$3,177,381
Impaired loans with a valuation allowance	-	-
Total impaired loans	$2,148,480	$3,177,381

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

At September 30, 2019, the Company had one commercial real estate loan totaling $2,097,690 and one residential real estate loan totaling $50,790 that were classified as TDRs. All are included in impaired loans above. Each loan is paying as agreed. There have been no charge-offs or allowances associated with these two loans.

At December 31, 2018, the Company had one commercial real estate loan totaling $2,134,570 and one residential real estate loan totaling $54,000 that were classified as TDRs. The $54,000 loan was restructured as a TDR during 2018. All are included in impaired loans above. Each loan is paying as agreed. There have been no charge-offs or allowances associated with these two loans.

	September 30,	December 31,
	2019	2018

Restructured loans (TDRs):
Performing as agreed	$2,148,480	$2,188,570
Not performing as agreed	-	-
Total TDRs	$2,148,480	$2,188,570

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

The following table details activity in the allowance for loan losses by portfolio for the nine months ended September 30, 2019 and 2018, and for the year ended December 31, 2018. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
September 30, 2019	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,754,372	$(47,253)	$-	$19,689	$1,726,808	$-	$1,726,808	$2,097,690	$231,043,107
Construction and land development	196,374	(34,932)	-	10,425	171,867	-	171,867	-	16,132,994
Residential	401,626	45,242	-	-	446,868	-	446,868	50,790	68,998,908
Commercial	102,610	(14,180)	-	6,666	95,096	-	95,096	-	21,134,598
Consumer	10,428	(5,521)	-	-	4,907	-	4,907	-	309,902
Unallocated	43,924	56,644	-	-	100,568	-	100,568	-	-
	$2,509,334	$-	$-	$36,780	$2,546,114	$-	$2,546,114	$2,148,480	$337,619,509

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
September 30, 2018	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,867,397	$(252,948)	$-	$202,660	$1,817,109	$210,686	$1,606,423	$3,825,462	$234,744,541
Construction and land development	223,274	99,933	22,116	1,462	302,553	-	302,553	-	23,971,982
Residential	247,953	143,681	-	-	391,634	-	391,634	44,254	60,271,255
Commercial	87,353	1,539	-	6,667	95,559	-	95,559	-	21,238,222
Consumer	7,027	(1,523)	-	-	5,504	-	5,504	-	467,592
Unallocated	25,907	34,318	-	-	60,225	-	60,225	-	-
	$2,458,911	$25,000	$22,116	$210,789	$2,672,584	$210,686	$2,461,898	$3,869,716	$340,693,592

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
December 31, 2018	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,867,397	$372,315	$(690,000)	$204,660	$1,754,372	$-	$1,754,372	$3,177,381	$235,656,768
Construction and land development	223,274	(78,496)	(12,115)	63,711	196,374	-	196,374	-	18,265,505
Residential	247,953	153,673	-	-	401,626	-	401,626	-	63,024,106
Commercial	87,353	6,090	-	9,167	102,610	-	102,610	-	23,323,073
Consumer	7,027	3,401	-	-	10,428	-	10,428	-	494,009
Unallocated	25,907	18,017	-	-	43,924	-	43,924	-	-
	$2,458,911	$475,000	$(702,115)	$277,538	$2,509,334	$-	$2,509,334	$3,177,381	$340,763,461

The provision for loan losses was $0 for the nine months ended September 30, 2019 and $25,000 for the nine months ended September 30, 2018.

During the nine months ended September 30, 2019, the Company had no loan charge-offs and had recoveries of $36,780 from loans written off in prior periods. During the nine months ended September 30, 2018, the Company had loan charge-offs of $22,116 and had recoveries of $210,789 from loans written off in prior periods.

As of September 30, 2019, the Company had $9,352,531 of loans on a watch list, other than impaired loans, for which the borrowers have the potential for experiencing financial difficulties. As of December 31, 2018, the Company had $7,079,718 of such loans. These loans are subject to ongoing management attention and their classifications are reviewed regularly.

Investment Securities

Investments in debt securities increased by $14,892,004 or 33.3% to $59,611,062 at September 30, 2019 from $44,719,058 at December 31, 2018. At September 30, 2019 and December 31, 2018, the Company had classified 67% and 59%, respectively, of the investment portfolio as available for sale. The balance of the portfolio was classified as held to maturity.

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

The following table sets forth the carrying value of investments in debt securities at September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
Available for sale
State and municipal	$1,390,225	$1,506,505
SBA pools	2,337,438	2,719,372
Mortgage-backed securities	36,373,492	22,366,114
	$40,101,155	$26,591,991

Held to maturity
State and municipal	$19,509,907	$18,127,067

The following table sets forth the scheduled maturities of investments in debt securities at September 30, 2019:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Within 1 year	$-	$-	$258,014	$263,101
Over 1 to 5 years	258,761	260,187	330,000	330,611
Over 5 to 10 years	1,120,000	1,130,038	2,948,579	3,029,811
Over 10 years	-	-	15,973,314	16,530,558
	1,378,761	1,390,225	19,509,907	20,154,081
SBA Pools	2,388,707	2,337,438	-	-
Mortgage-backed securities	36,158,480	36,373,492	-	-
	$39,925,948	$40,101,155	$19,509,907	$20,154,081

SBA pools and mortgage-backed securities are due in monthly installments.

Other Real Estate Owned

The Bank owns one property in Cecil County, Maryland that was acquired through foreclosure in 2007 and is classified as other real estate owned (“OREO”). The Bank was required by statute to write this property down to $0 due to the length of time that it has been held by the Bank. The property is under contract to be sold by the end of 2020.

Other real estate owned at December 31, 2018 included the one property discussed above and had a carrying value of $210,150.

Deposits

Total deposits increased by $17,483,512 or 4.9% to $372,196,515 at September 30, 2019 from $354,713,003 at December 31, 2018. The increase in deposits was due to a $5,953,085 increase in savings accounts, a $3,004,524 increase in interest bearing checking accounts and a $15,695,738 increase in time deposits, offset by a $2,750,907 decrease in money market accounts and a $4,418,928 decrease in noninterest-bearing accounts.

The following table shows the average balances and average costs of deposits for the nine months ended September 30, 2019 and 2018:

	September 30, 2019		September 30, 2018
	Average		Average
	Balance	Cost	Balance	Cost

Noninterest bearing demand deposits	$58,922,450	0.00%	$62,012,619	0.00%
Interest bearing demand deposits	55,466,882	0.32%	45,806,884	0.18%
Savings and money market deposits	100,681,579	0.31%	97,016,596	0.24%
Time deposits	148,466,527	1.98%	130,107,665	1.34%
	$363,537,438	0.94%	$334,943,764	0.61%

Liquidity Management

Liquidity describes our ability to meet financial obligations that arise out of the ordinary course of business. Liquidity is primarily needed to meet depositor withdrawal requirements, to fund loans, and to fund our other debts and obligations as they come due in the normal course of business. We maintain our asset liquidity position internally through short-term investments, the maturity distribution of the investment portfolio, loan repayments, and income from earning assets. On the liability side of the balance sheet, liquidity is affected by the timing of maturing liabilities and the ability to generate new deposits or borrowings as needed. The Bank is approved to borrow 75% of eligible pledged single family residential loans and 50% of eligible pledged commercial loans as well as investment securities, or approximately $53.2 million under a secured line of credit with the FHLB. The Bank also has a facility with the Federal Reserve Bank of Richmond (the “Reserve Bank”) under which the Bank can borrow approximately $22.8 million. Finally, the Bank has an $18,500,000 ($9,500,000 unsecured and $9,000,000 secured) overnight federal funds line of credit available from two commercial banks. FHLB advances of $1,000,000 and $3,000,000 were outstanding as of September 30, 2019 and December 31, 2018, respectively. There were no borrowings from the Reserve Bank or our commercial bank lenders at September 30, 2019 and December 31, 2018. Management believes that we have adequate liquidity sources to meet all anticipated liquidity needs over the next 12 months. Management knows of no trend or event which is likely to have a material impact on our ability to maintain liquidity at satisfactory levels.

Borrowings and Other Contractual Obligations

The Company’s contractual obligations consist primarily of borrowings and operating leases for various facilities.

Securities sold under agreements to repurchase represent overnight borrowings from customers. Securities owned by the Company which are used as collateral for these borrowings are primarily U.S. government agency securities.

Specific information about the Company’s borrowings and contractual obligations is set forth in the following table:

	September 30,	December 31,
	2019	2018
Amount oustanding at period-end:
Securities sold under repurchase agreements	$7,583,212	$11,012,000
Federal Home Loan Bank advances mature in 2019	1,000,000	3,000,000
Weighted average rate paid at period-end:
Securites sold under repurchase agreements	1.13%	1.07%
Federal Home Loan Bank advances	1.99%	1.50%

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

Additional information regarding the capital requirements that apply to us can be found in Note 6 to the consolidated financial statements presented elsewhere in this report and in Item 1 of Part I of Farmers and Merchants Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018 under the heading, “Supervision and Regulation – Capital Requirements”.

The following table presents actual and required capital ratios as of September 30, 2019 and December 31, 2018 for the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of September 30, 2019 and December 31, 2018, based on the phase-in provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

			Minimum
			Capital Adequacy		To Be Well
(Dollars in thousands)	Actual		Phased In Schedule		Capitalized
September 30, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$50,078	14.37%	$37,046	10.50%	$35,282	10.00%
Tier 1 capital (to risk-weighted assets)	47,532	13.64%	29,990	8.50%	28,226	8.00%
Common equity tier 1 (to risk- weighted assets)	47,532	13.64%	24,697	7.00%	22,933	6.50%
Tier 1 leverage (to average assets)	47,532	11.00%	17,307	4.00%	21,633	5.00%

December 31, 2018

Total capital (to risk-weighted assets)	$47,857	13.50%	$34,996	9.88%	$35,439	10.00%
Tier 1 capital (to risk-weighted assets)	45,348	12.80%	27,908	7.88%	28,351	8.00%
Common equity tier 1 (to risk- weighted assets)	45,348	12.80%	22,593	6.38%	23,036	6.50%
Tier 1 leverage (to average assets)	45,348	10.86%	16,698	4.00%	20,872	5.00%

The Company intends to fund future growth primarily with cash, federal funds, maturities of investment securities and deposit growth. Management knows of no other trend or event that will have a material impact on capital.

Off-Balance Sheet Arrangements

In the normal course of business, the Bank makes commitments to extend credit and issues standby letters of credit. Outstanding loan commitments, unused lines of credit, and letters of credit as of September 30, 2019 and December 31, 2018 are as follows:

	September 30,	December 31,
	2019	2018

Loan commitments
Construction and land development	$5,625,475	$6,800,240
Commercial	6,988,541	1,143,217
Commercial real estate	8,688,778	2,853,913
Residential	3,267,400	1,557,500
	$24,570,194	$12,354,870

Unused lines of credit
Home-equity lines	$3,770,253	$3,594,847
Commercial lines	18,955,684	23,389,326
	$22,725,937	$26,984,173

Letters of credit	$2,069,910	$1,905,553

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

RESULTS OF OPERATIONS

Comparison of Operating Results for the Nine Months Ended September 30, 2019 and 2018

General

Net income for the nine months ended September 30, 2019 was $3,500,018, compared to $3,575,871 for the same period of 2018. The decrease of $75,853 or 2.1% was due to a $164,404 decrease in net interest income and a $192,180 increase in noninterest expense, offset by a $204,565 increase in noninterest income, a $25,000 decrease in the loan loss provision, and a $51,166 decrease in income taxes.

Net Interest Income

Net interest income, which is the difference between interest income on loans and investments and interest expense on deposits and borrowings, was $11,223,346 for the nine months ended September 30, 2019, compared to $11,387,750 for the same period of 2018.

Total interest income for the nine months ended September 30, 2019 was $13,926,004, compared to $13,168,442 for the same period of 2018, an increase of $757,562 or 5.8%.

Total interest income on loans for the nine months ended September 30, 2019 increased by $410,627 when compared to the same period of 2018 due to a higher loan yield of 4.90% for the first nine months of 2019 versus 4.73% for the same period of 2018, offset by a $0.7 million lower average loan balance for the first nine months of 2019 when compared to the same period of 2018. Investment income for the first nine months of 2019 increased by $184,032 or 20.9% when compared to the same period of 2018 due to a $6.8 million higher average investment balance and an increase in fully-taxable equivalent yield to 3.06% for nine months ended September 30, 2019, compared to 2.96% for the same period of 2018. The fully-taxable equivalent yield on total interest-earning assets increased 10 basis points to 4.58% for the nine months ended September 30, 2019, compared to 4.48% for the same period of 2018. The average balance of total interest-earning assets increased by $14.7 million to $409.8 million for the nine months ended September 30, 2019, compared to $395.1 million for the same period of 2018.

Total interest expense for the nine months ended September 30, 2019 was $2,702,658, compared to $1,780,692 for the same period of 2018, an increase of $921,966, or 51.8%. The increase was due to a higher overall cost of funds on interest bearing deposits and borrowings of 1.14% for the nine months ended September 30, 2019, compared to 0.78% for the same period of 2018, and a $13.6 million increase in the average balance of interest-bearing liabilities to $317.0 million in the first six months of 2019, compared to $303.4 million in the same period of 2018. Cost of funds for time deposits increased to 1.98% for the nine months ended September 30, 2019 from 1.34% for the same period of 2018. Securities sold under repurchase agreements cost of funds increased to 1.23% for the first nine months of 2019 from 0.77% for the first nine months of 2018. FHLB advances and other borrowings cost of funds increased to 1.66% for the first nine months of 2019 from 1.51% for the first nine months of 2018.

Average noninterest-earning assets increased by $1.3 million to $17.4 million in the first nine months of 2019, compared to $16.1 million in the same period of 2018. Average noninterest-bearing deposits decreased by $3.1 million to $58.9 million during the first nine months of 2019, compared to $62.0 million in the same period of 2018. The average balance in stockholders’ equity increased by $4.1 million for the nine months ended September 30, 2019, when compared with the same period of 2018.

The FRB raised rates nine times from 2015 to 2018. The cost of deposits and borrowings has increased significantly over that time. However, the yields on loans and investments have increased only slightly. During 2019, the FRB has reduced rates three times and management currently anticipates that more rate cuts will occur in the near term. This should begin to reduce our cost of funds. Management will closely monitor its asset-liability position so that it can respond to any future changes in interest rates and/or changes to the Bank’s interest rate spread.

The following table sets forth information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities for the nine-month periods ended September 30, 2019 and 2018. Average balances are also provided for noninterest-earning assets and noninterest-bearing liabilities.

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
Assets:
Loans	$342,398,030	$12,582,392	4.90%	$343,101,120	$12,171,765	4.73%
Securities, taxable	33,467,239	636,235	2.53%	26,976,380	455,372	2.25%
Securities, tax exempt	17,942,912	545,007	4.05%	17,676,548	536,856	4.05%
Federal funds sold and other interest-earning assets	16,034,923	293,151	2.44%	7,367,251	125,224	2.27%
Total interest-earning assets	409,843,104	14,056,785	4.58%	395,121,299	13,289,217	4.48%
Noninterest-earning assets	17,395,304			16,135,350
Total assets	$427,238,408			$411,256,649

Liabilities and Stockholders’ Equity:
NOW, savings, and money market	$156,148,461	370,726	0.32%	$142,823,480	232,740	0.22%
Certificates of deposit	148,466,527	2,206,503	1.98%	130,107,665	1,310,283	1.34%
Securities sold under repurchase agreements	9,006,627	82,912	1.23%	19,376,770	112,242	0.77%
FHLB advances and other borrowings	3,421,989	42,517	1.66%	11,082,051	125,427	1.51%
Total interest-bearing liabilities	317,043,604	2,702,658	1.14%	303,389,966	1,780,692	0.78%

Noninterest-bearing deposits	58,922,450			62,012,619
Noninterest-bearing liabilities	3,868,457			2,574,249
Total liabilities	379,834,511			367,976,834
Stockholders' equity	47,403,897			43,279,815
Total liabilities and stockholders' equity	$427,238,408			$411,256,649

Net interest income		$11,354,127			$11,508,525

Interest rate spread			3.44%			3.70%

Net yield on interest-earning assets			3.69%			3.88%

Ratio of average interest-earning assets to
Average interest-bearing liabilities			129.27%			130.24%

Interest on tax-exempt securities and other tax-exempt investments are reported on fully taxable equivalent basis.

Noninterest Income

Noninterest income for the nine months ended September 30, 2019 was $1,108,597, compared to $904,032 for the same period of 2018, an increase of $204,565 or 22.6%. The increase was primarily a result of a $75,710 higher gain on the sale of SBA loans, a $200,567 increase in bank owned life insurance income due to proceeds received from a policy, a $30,062 increase in mortgage banking income, and a $34,069 increase in the unrealized gain on equity security, offset by a $154,800 increase in the write-down of other real estate owned required by regulation.

Noninterest Expense

Noninterest expenses for the nine months ended September 30, 2019 totaled $8,047,417 compared to $7,855,237 for the same period of 2018, an increase of $192,180 or 2.5%. The increase was due primarily to increases in salaries and benefits of $90,975, an increase in occupancy of $59,118, and an increase in other of $57,769.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2019 was $784,508, compared to $835,674 for the same period of 2018. The effective tax rate was 18.3% for the nine months ended September 30, 2019, compared to 18.9% for the same period of 2018. The decrease in income tax expense was due primarily to lower income before income taxes and a higher percentage of tax exempt revenue for the nine months ended September 30, 2019 when compared to the same period in 2018.

Comparison of Operating Results for the Three Months Ended September 30, 2019 and 2018

Net income for the three months ended September 30, 2019 was $1,177,910, compared to $1,308,688 for the same period of 2018. The decrease of $130,778 or 10.0% was due to a $98,571 decrease in net interest income, an $87,000 smaller reversal of the provision for loan losses, an $85,868 increase in noninterest expense, offset by a $120,547 increase in noninterest income and a $20,114 decrease in income taxes.

Net Interest Income

Net interest income was $3,762,601 for the three months ended September 30, 2019, compared to $3,861,172 for the same period of 2018.

Total interest income for the three months ended September 30, 2019 was $4,719,012, compared to $4,525,190 for the same period of 2018, an increase of $193,822 or 4.3%.

Total interest income on loans for the three months ended September 30, 2019 increased by $60,445 when compared to the same period of 2018 due to a higher loan yield of 4.97% for the three months ended September 30, 2019 versus 4.83% for the same period of 2018, offset by a $5.1 million lower average loan balance for the three months ended September 30, 2019 when compared to the same period of 2018. Investment income for the three months ended September 30, 2019 increased by $96,131 or 33.4% when compared to the same period of 2018 due to a $13.5 million higher average investment balance. The fully-taxable equivalent yield on total interest-earning assets was 4.61% for the three months ended September 30, 2019 compared to 4.58% for the same period in 2018. The average balance of total interest-earning assets increased by $14.5 million to $413.7 million for the three months ended September 30, 2019, compared to $399.2 million for the same period of 2018.

Total interest expense for the three months ended September 30, 2019 was $956,411, compared to 664,018 for the same period of 2018, an increase of $292,393 or 44.0%. The increase was due to a higher overall cost of funds on interest bearing deposits and borrowings of 1.20% for the three months ended September 30, 2019, compared to 0.87% for the same period of 2018, and a $15.6 million increase in the average balance of interest-bearing liabilities to $320.4 million for the three months ended September 30, 2019, compared to $304.8 million in the same period of 2018. Cost of funds for time deposits increased to 2.09% for the three months ended September 30, 2019 from 1.49% for the same period of 2018. Securities sold under repurchase agreements cost of funds increased to 1.24% for the three months ended September 30, 2019 from 0.95% for the same period of 2018.

Average noninterest-earning assets increased by $3.0 million to $18.4 million for the three months ended September 30, 2019, compared to $15.4 million in the same period of 2018. Average noninterest-bearing deposits decreased by $4.4 million to $58.5 million during the three months ended September 30, 2019, compared to $62.9 million in the same period of 2018. The average balance in stockholders’ equity increased by $4.5 million for the three months ended September 30, 2019 when compared with the same period of 2018.

The following table sets forth information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities for the three-month periods ended September 30, 2019 and 2018. Average balances are also provided for noninterest-earning assets and noninterest-bearing liabilities.

	Three Months Ended			Three Months Ended
	September 30, 2019			September 30, 2018
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
Assets:
Loans	$342,050,963	$4,250,071	4.97%	$347,166,050	$4,189,626	4.83%
Securities, taxable	38,073,848	235,978	2.48%	25,669,789	147,363	2.30%
Securities, tax exempt	18,759,966	191,462	4.08%	17,630,254	178,493	4.05%
Federal funds sold and other interest-earning assets	14,790,327	88,506	2.39%	8,748,562	50,022	2.29%
Total interest-earning assets	413,675,104	4,766,017	4.61%	399,214,655	4,565,504	4.58%
Noninterest-earning assets	18,389,380			15,378,346
Total assets	$432,064,484			$414,593,001

Liabilities and Stockholders’ Equity:
NOW, savings, and money market	$156,924,885	124,712	0.32%	$145,991,228	95,337	0.26%
Certificates of deposit	151,279,838	791,740	2.09%	136,310,325	509,360	1.49%
Securities sold under repurchase agreements	9,394,922	29,190	1.24%	18,098,334	42,841	0.95%
FHLB advances and other borrowings	2,826,120	10,769	1.52%	4,369,565	16,480	1.51%
Total interest-bearing liabilities	320,425,765	956,411	1.20%	304,769,452	664,018	0.87%

Noninterest-bearing deposits	58,548,434			62,940,499
Noninterest-bearing liabilities	4,523,982			2,807,530
Total liabilities	383,498,181			370,517,481
Stockholders' equity	48,566,303			44,075,520
Total liabilities and stockholders' equity	$432,064,484			$414,593,001

Net interest income		$3,809,606			$3,901,486

Interest rate spread			3.41%			3.71%

Net yield on interest-earning assets			3.68%			3.91%

Ratio of average interest-earning assets to
Average interest-bearing liabilities			129.10%			130.99%

Interest on tax-exempt securities and other tax-exempt investments are reported on fully taxable equivalent basis.

Noninterest Income

Noninterest income for the three months ended September 30, 2019 was $392,968, compared to $272,421 for the same period of 2018, an increase of $120,547 or 44.3%. The increase was primarily a result of an increase in mortgage banking income of $39,124, a $15,912 increase in service charges on deposit accounts, and a $55,350 reduction in the write-down of other real estate owned.

Noninterest Expense

Noninterest expenses for the three months ended September 30, 2019 totaled $2,682,935, compared to $2,597,067 for the same period of 2018, an increase of $85,868 or 3.3%. The increase was due primarily to increases in other expenses of $67,468 and occupancy expenses of $20,844.

Income Tax Expense

Income tax expense for the three months ended September 30, 2019 was $307,724, compared to $327,838 for the same period of 2018. The effective tax rate was 20.7% for the three months ended September 30, 2019, compared to 20.0% for the same period of 2018.

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

An evaluation of the effectiveness of these disclosure controls as of September 30, 2019 was carried out under the supervision and with the participation of management, including the PEO and the PFO. Based on that evaluation, management, including the PEO and the PFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the quarter ended September 30, 2019, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FARMERS AND MERCHANTS BANCSHARES, INC.

Date: November 13, 2019	/s/ James R. Bosley, Jr.
James R. Bosley, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date November 13, 2019	/s/ Mark C. Krebs
Mark C. Krebs, Treasurer and Chief Financial Officer
(Principal Financial Officer & Principal Accounting Officer)

43