Form 10-K
period 2019-12-31
Farmers & Merchants Bancshares, Inc.
filed 2020-03-06
CIK 1698022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the last business day of the registrant’s most recently completed second fiscal quarter: $48,037,034.

The number of shares of the registrant’s common stock outstanding as of March 5, 2020: 2,974,019.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

●	the impact of acquisitions and other strategic transactions; and

●	the effects of fiscal and governmental policies of the United States federal government.

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

Recent Developments

On March 6, 2020. the Company, Anthem Acquisition Sub, a wholly-owned subsidiary of the Company (“Merger Sub”) and Carroll Bancorp, (“Carroll”), the parent company of Carroll Community Bank, a Maryland commercial bank (“Carroll Bank”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Merger Sub will be merged with and into Carroll, with Carroll as the surviving corporation, and, immediately thereafter, Carroll will be merged with and into the Company, with the Company as the surviving corporation (collectively, the “Merger”). The Merger Agreement, which has been approved by the boards of the Company, Merger Sub and Carroll, provides that the outstanding shares of Carroll’s common stock will be converted into the right to receive cash in the aggregate amount of $25 million, subject to a dollar-for-dollar reduction if and to the extent Carroll’s tangible book value prior to the closing does not equal or exceed $18,200,000. Immediately following the Merger, Carroll Bank will be merged with and into Farmers and Merchants Bank, a Maryland commercial bank and wholly-owned subsidiary of the Company (the “Bank”), with the Bank as the surviving insured depository institution (the “Bank Merger”).

Consummation of the Merger is subject to certain conditions, including, among others, the approval of the Merger by the stockholders of Carroll and the receipt of required regulatory approvals. The Merger Agreement includes customary representations, warranties and covenants of the parties. The Merger Agreement contains termination rights of the Company and Carroll and further provides that Carroll will be required to pay us a termination fee of $1,000,000 if the Merger Agreement is terminated under specified circumstances set forth therein.

We expect the Merger to close in the third quarter of 2020, but this date is subject to change. For additional information regarding the pending Merger, please see as our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2020.

You should keep in mind that discussions in this annual report that refer to the Company’s business, operations and risks in the future refer to the Company as a stand-alone entity up to the closing of the proposed Merger or if the Merger does not close, and that these considerations will be different with respect to the combined company after the closing of the Merger.

General

Farmers and Merchants Bancshares, Inc. is a Maryland corporation chartered on August 8, 2016 that is registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). At the time it registered as a bank holding company, the Company also elected to become a financial holding company, which allows it to engage in certain activities, and own shares or control of certain entities, that are in addition to those permissible for an entity that is a bank holding company only. Effective November 1, 2016, the Company consummated a bank holding company reorganization involving the Bank pursuant to which the Bank became a wholly-owned subsidiary of the Company and all of the Bank’s stockholders became stockholders of the Company (the “Reorganization”).

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

At December 31, 2019, our consolidated assets totaled approximately $442 million and stockholders’ equity was approximately $49.5 million.

Banking Activities

The Bank has been doing business in Maryland since 1919 and is engaged in both the commercial and consumer banking business. At December 31, 2019, the Bank had approximately 14,990 deposit accounts, representing $377 million in deposits. At December 31, 2019, the Bank had $359 million in loans, representing 81% of its total assets of $442 million.

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

Investment Activities

The Bank maintains a portfolio of investment securities to provide liquidity and income. The current portfolio of $56 million equals approximately 13% of the total assets at December 31, 2019 and is invested primarily in mortgage-backed securities and municipal bonds.

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

The Basel III capital rules include new risk-based capital and leverage ratios, which were phased in from 2015 to 2019, and which refine the definition of what constitutes “capital” for purposes of calculating those ratios. The minimum capital level requirements applicable to the Company under the final rules are: (i) a common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The final rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital. The following minimum ratios were in effect at the beginning of 2019: (a) a common equity Tier 1 capital ratio of 7.0%, (b) a Tier 1 capital ratio of 8.5% and (c) a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

As of December 31, 2019, we are in compliance with the applicable requirements of the Basel III rules.

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

As of December 31, 2019, the Bank was “well capitalized” based on the aforementioned ratios.

Liquidity Requirements

We require cash to fund loans, satisfy our obligations under the Bank’s letters of credit, meet the deposit withdrawal demands of the Bank’s customers, and satisfy our other monetary obligations. To the extent that deposits are not adequate to fund these requirements, we can rely on the funding sources identified in Item 2 of this Annual Report under the heading, “Liquidity Management”. At December 31, 2019, the Bank had $18.5 million available through unsecured and secured lines of credit with correspondent banks, $21.2 million available through a secured line of credit with the Fed Discount Window and approximately $59.1 million available through the Federal Home Loan Bank (“FHLB”). Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our ability to meet our future liquidity requirements.

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

DIF-insured institutions pay a Financing Corporation (“FICO”) assessment in order to fund the interest on bonds issued in the 1980s in connection with the failures in the thrift industry. These assessments ended in 2019. In addition, when the DIF reserve ratio exceeded 1.35%, smaller institutions were eligible to receive a credit. The Bank’s credit was $98,970 with most of it realized in 2019. The Bank expensed $30,571 and $125,143 in FDIC insurance premiums, including FICO assessments and net of the credit, in 2019 and 2018, respectively.

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

Mortgage Lending and Servicing

The Bank’s mortgage lending and servicing activities are subject to various laws and regulations that are enforced by the federal banking regulators and the CFPB, such as the Truth in Lending Act, the Real Estate Settlement Procedures Act, and various rules adopted thereunder, including those relating to consumer disclosures, appraisal requirements, mortgage originator compensation, prohibitions on mandatory arbitration provisions under certain circumstances, and the obligation to credit payments and provide payoff statements within certain time periods and provide certain notices prior to interest rate and payment adjustments.

The Bank is required to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Qualified mortgages that that are not “higher-priced” are afforded a safe harbor presumption of compliance with the ability to repay rules, while qualified mortgages that are “higher-priced” garner a rebuttable presumption of compliance with the ability to repay rules. In general, a “qualified mortgage” is a mortgage loan without negative amortization, interest-only payments, balloon payments, or a term exceeding 30 years, where the lender determines that the borrower has the ability to repay, and where the borrower’s points and fees do not exceed 3% of the total loan amount. “Higher-priced” mortgages must have escrow accounts for taxes and insurance and similar recurring expenses.

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

Laws Related to the Insurance Subsidiary

The Insurance Subsidiary is treated as a separate legal entity for state law purposes and is licensed and supervised by the Tennessee Department of Commerce and Insurance as a series protected cell of a protected cell captive insurance company. Tennessee insurance law requires a protected cell to possess and maintain unimpaired paid-in capital and surplus of at least $25,000, and the Tennessee Department of Commerce and Insurance has the authority to prescribe additional requirements based on the type, volume and nature of insurance business to be conducted. No captive insurance company may pay a dividend out of, or other distribution with respect to, capital or surplus without the prior approval of the Tennessee Department of Commerce and Insurance.

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

As of December 31, 2019, we employed 88 individuals, of whom 72 were full-time employees.

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

Risks Related to Our Pending Merger with Carroll Bancorp, Inc.

Completion of the Merger is conditioned upon the satisfaction of customary closing conditions.

Although the Company and Carroll have agreed in the Merger Agreement to use reasonable best efforts to consummate the Merger, the Merger is subject to various closing conditions that might not be satisfied. The Merger will not be consummated unless and until all of those closing conditions are either satisfied or waived by the parties. In addition, satisfying the conditions to, and completion of, the Merger may take longer than, and could cost more than, we expect. Any delay in completing the Merger may adversely affect the benefits that the Company and Carroll expect to achieve from the Merger and the integration of our businesses. In addition, failure to complete the Merger may adversely affect the Company.

Failure to complete the Merger could materially and adversely impact our stock price and future businesses and financial results.

If the Merger is not completed, then our ongoing business may be materially and adversely affected and we will be subject to several risks, including the following:

●	We will be required to pay certain costs relating to the Merger, whether or not the Merger is completed, such as legal, accounting, financial advisor and printing fees; and

●

Matters relating to the Merger have required and may require substantial commitments of time and resources by our management that could otherwise have been devoted to other opportunities that may have been beneficial the Company as an independent company.

In addition, if the Merger is not completed, we may experience negative reactions from the financial markets and from our customers and employees. We also could be subject to litigation related to any failure to complete the Merger or to enforcement proceedings commenced against us to perform our obligations under the Merger Agreement. If the Merger is not completed, we cannot assure our stockholders that the risks described above will not materialize and will not materially and adversely affect our business, financial results and stock price.

If the Merger is completed, then we may fail to realize all of the anticipated benefits of the Merger.

Realization of the anticipated benefits in the Merger for our stockholders in the Merger will depend, in part, on the combined company’s ability to successfully integrate the businesses and operations of the Company and Carroll. The combined company will be required to devote significant management attention and resources to integrating its business practices, operations and support functions.

The success of the Merger will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining the businesses of Carroll and the Company. To realize these anticipated benefits and cost savings, however, we must successfully combine the businesses of Carroll and the Company. If we are unable to achieve these objectives, then the anticipated benefits and cost savings of the Merger may not be realized fully or at all or may take longer to realize than expected.

Carroll and the Company have operated and, until the completion of the Merger, will continue to operate, independently. It is possible that the integration process could result in the loss of key employees, the loss of key depositors or other bank customers, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the Company’s and Carroll’s ability to maintain their relationships with their respective clients, customers, depositors and employees or to achieve the anticipated benefits of the Merger. Integration efforts between the two companies may, to some extent, also divert management attention and resources. These integration matters could have an adverse effect on each of the Company and Carroll during such transition period.

If the Merger is not completed, then we will have incurred substantial expenses without realizing the expected benefits.

We have incurred substantial expenses in connection with the execution of the Merger Agreement and the Merger. The completion of the Merger depends on the satisfaction of specified conditions, including the approval of the Merger by stockholders of Carroll. There is no guarantee that these conditions will be satisfied. If the Merger is not completed, then these expenses could have a material and adverse impact on our financial condition and/or results of operations because we would not have realized the expected benefits of the Merger.

Because the aggregate consideration to be received in the Merger is subject to adjustment, we will not know the value of the consideration that we will pay in the Merger until its effective time.

Upon completion of the Merger, Carroll’s stockholders will receive aggregate cash merger consideration of $25 million, subject to adjustment if and to the extent that Carroll’s tangible book value prior to the Closing does not equal or exceed $17,775,000. Therefore, the value of the aggregate consideration to be received by Carroll’s stockholders in the Merger will depend on the extent of any adjustment. The impact of this adjustment on the actual cash merger consideration will depend on a variety of factors, including general market and economic conditions, changes in the business, operations and prospects of Carroll and regulatory considerations. Many of these factors are beyond our or Carroll’s control.

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

Although our core growth strategy has historically focused around organic growth, we may from time to time consider acquisition and expansion opportunities involving a bank or other entity operating in the financial services industry, such as the Merger. We cannot predict if or when we will engage in strategic transactions, or the nature or terms of any such transactions. To the extent that we grow through an acquisition, we cannot assure investors that we will be able to adequately and profitably manage that growth or that an acquired business will be integrated into our existing businesses as efficiently or as timely as we may anticipate. Acquiring another business would generally involve risks commonly associated with acquisitions, including:

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

Our failure to execute on our acquisition strategy could adversely affect our business, results of operations, financial condition and future prospects risks of unknown or contingent liabilities.

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

Most of the Bank’s loans are made to borrowers located in Maryland, and many of these loans, including construction and land development loans, are secured by real estate. At December 31, 2019, approximately 5%, or $18 million, of our total loans were real estate acquisition, construction and development loans that were secured by real estate. Accordingly, a decline in local economic conditions would likely have an adverse impact on our financial condition and results of operations, and the impact on us would likely be greater than the impact felt by larger financial institutions whose loan portfolios are geographically diverse. We cannot guarantee that any risk management practices we implement to address our geographic and loan concentrations will be effective to prevent losses relating to our loan portfolio.

The Bank’s concentrations of commercial real estate loans could subject it to increased regulatory scrutiny and directives, which could force us to preserve or raise capital and/or limit future commercial lending activities.

The federal banking regulators believe that institutions with particularly high concentrations of CRE loans in their lending portfolios face a heightened risk of financial difficulties in the event of adverse changes in the economy and CRE markets. Accordingly, through published guidance, these regulators have directed institutions whose concentrations exceed certain percentages of capital to implement heightened risk management practices appropriate to their concentration risk. The guidance provides that banking regulators may require such institutions to reduce their concentrations and/or maintain higher capital ratios than institutions with lower concentrations in CRE. At December 31, 2019, our CRE concentrations were above the heightened risk management thresholds set forth in this guidance. The Bank has implemented enhanced risk management practices and monitoring controls, but no assurance can be given that such controls will be effective.

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

The Financial Accounting Standards Board (the “FASB”) has adopted a new accounting standard that will be effective for the Company beginning with our first full fiscal year after December 15, 2022. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses. This standard will change the current method of providing allowances for loan losses that are probable, which would likely require us to increase our allowance for loan losses, and to greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for loan losses. Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on our financial condition and results of operations.

The market value of our investments could decline.

As of December 31, 2019, investment securities in our investment portfolio having a cost basis of $36.5 million and a market value of $36.5 million were classified as available-for-sale pursuant to FASB Accounting Standards Codification (“ASC”) Topic 320, Investments – Debt and Equity Securities, relating to accounting for investments. Topic 320 requires that unrealized gains and losses in the estimated value of the available-for-sale portfolio be “marked to market” and reflected as a separate item in stockholders’ equity (net of tax) as accumulated other comprehensive gain or loss. There can be no assurance that future market performance of our investment portfolio will enable us to realize income from sales of securities. Stockholders’ equity will continue to reflect the unrealized gains and losses (net of tax) of these investments. Moreover, there can be no assurance that the market value of our investment portfolio will not decline, causing a corresponding decline in stockholders’ equity.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Assessing the need for, or the sufficiency of, a valuation allowance requires management to evaluate all available evidence, both negative and positive, including the recent trend of quarterly earnings. Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carryback and carry forward periods is available under the tax law, including the use of tax planning strategies. When negative evidence (e.g., cumulative losses in recent years, history of operating loss or tax credit carry forwards expiring unused) exists, more positive evidence than negative evidence will be necessary. At December 31, 2019, our net deferred tax assets were valued at $1.0 million.

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

The CFPB has broad rulemaking authority to administer and carry out the provisions of the Dodd-Frank Act with respect to financial institutions that offer covered financial products and services to consumers. The CFPB has also been directed to adopt rules identifying practices or acts that are unfair, deceptive or abusive in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. The concept of what may be considered to be an “abusive” practice is new under the law. The full scope of the impact of this authority has not yet been determined as the CFPB has not yet released significant supervisory guidance. Any new rules adopted by the CFPB could require the Bank to dedicate significant personnel resources and could have a material adverse effect on our operations.

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

In April 2018, we were notified by the IRS that our fiscal year 2016 U.S. consolidated federal tax return was selected for audit. As part of its audit, the IRS is reviewing the deductions related to, and the income generated by, the Insurance Subsidiary. Management cannot predict whether any of our tax positions, including those relating to the Insurance Subsidiary, will be challenged by the IRS or, if challenged, whether we will be successful in defending those tax positions. If we are not successful in defending a challenge, then we may be required to amend our tax return and pay additional taxes, interest, fines and/or penalties and our taxable earnings and/or the effective tax rate on our future earnings could increase substantially, any of which could have a material adverse effect on our business, financial condition and results of operations. See Note 12 to the consolidated financial statements presented elsewhere in this report for further information about this risk.

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

Maryland law also contains provisions that are intended to, or could have the effect of, discourage a takeover of the Company. The Maryland Business Combination Act generally prohibits, subject to certain limited exceptions, corporations from being involved in any “business combination” (defined as a variety of transactions, including a merger, consolidation, share exchange, asset transfer or issuance or reclassification of equity securities) with any “interested shareholder” for a period of five years following the most recent date on which the interested shareholder became an interested shareholder. An interested shareholder is defined generally as a person who is the beneficial owner of 10% or more of the voting power of the outstanding voting stock of a corporation after the date on which that corporation had 100 or more beneficial owners of its stock or who is an affiliate or associate of that corporation and was the beneficial owner, directly or indirectly, of 10% percent or more of the voting power of the then outstanding stock of that corporation at any time within the two-year period immediately prior to the date in question and after the date on which that corporation had 100 or more beneficial owners of its stock. The Maryland Control Share Acquisition Act applies to acquisitions of “control shares”, which, subject to certain exceptions, are shares the acquisition of which entitle the holder, directly or indirectly, to exercise or direct the exercise of the voting power of shares of stock of a corporation in the election of directors within any of the following ranges of voting power: one-tenth or more, but less than one-third of all voting power; one-third or more, but less than a majority of all voting power or a majority or more of all voting power. Control shares have limited voting rights. Finally, Maryland law prohibits any person, without the prior approval of the Maryland Commissioner, from acquiring stock of a Maryland bank if that acquisition would affect the power to direct or to cause the direction of the management or policy of the bank, and this law provides that any doubt as to whether a stock acquisition will have such effect must be resolved in favor of filing an application with the Maryland Commissioner. Stock acquired in violation of this law cannot be voted for five years.

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

The Bank’s book value investment in land and buildings at December 31, 2019 totaled $4.5 million or 1% of total assets. Other than for banking purposes, the Bank does not invest in real estate. For future expansion purposes, the Bank owns two properties adjacent to its main office at 15216 and 15218 Hanover Pike, Upperco, Maryland 21155. The properties presently consist of two lots, each with a single family residence. One property is rented on a month-to-month lease. The other property has not been rented since 2011. The total rental income for both properties for 2019 was $10,200.

There are no encumbrances on any of these properties. Management believes that all of its properties are adequately insured. In 2019, the properties owned by the Bank in Baltimore County, MD were subject to state and county real estate taxes at a combined rate of 1.24% and the property owned by the Bank in Carroll County, MD was subject to state, county and municipal real estate taxes at combined rate of 1.68%. The Bank expensed $75,474 in real estate taxes on these properties in 2019.

The Bank operates under leases at the following properties:

LocationITEM	Square Feet	Current Annual Rent	Lease Expiration
Greenmount In-Store Branch 2205 Hanover Pike Hampstead, MD 21074	709	$54,544	1/31/2023 with option to renew for one consecutive five-year term

Hampstead Branch 735 Hanover Pike Hampstead, MD 21074 (Land lease)	22,000	$53,200	9/30/2024 with option to renew for five consecutive five-year terms

Atrium Branch 4730 Atrium Court Owings Mills, Maryland 21117	120	$1.00	7/31/2020 with seven one-year renewals remaining

Corporate Offices 4510 Lower Beckleysville Road Suite H Hampstead, MD 20174	4,171	$45,356	6/17/2020, with option to renew for four consecutive five-year terms

Carroll Lutheran Village Branch 300 St. Luke Circle Westminster, MD 21158	1,024	$12,000	5/15/2023, with option to renew for two consecutive five-year terms

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

Market Price Analysis and Dividends

As of February 27, 2020, the shares of the Company’s common stock were held by approximately 477 stockholders. Although many trades occur through privately-negotiated transactions, the shares of the Company’s common stock are traded in the over-the-counter market by certain broker-dealers and price quotations are available through the OTC Markets Group’s OTC Pink Market (the “Pink Market”) under the symbol “FMFG”. Price quotations reported through the Pink Market do not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

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

ITEM 6.	SELECTED FINANCIAL DATA

	2019	2018	2017	2016	2015

OPERATING DATA

Interest income	$18,702,338	$17,768,333	$16,594,803	$15,351,497	$14,705,401
Interest expense	3,679,953	2,507,241	1,707,240	1,346,120	1,189,646
Net interest income	15,022,385	15,261,092	14,887,563	14,005,377	13,515,755
Provision for loan losses	40,000	475,000	410,000	-	-
Net interest income after provision for loan losses	14,982,385	14,786,092	14,477,563	14,005,377	13,515,755
Noninterest income	1,493,567	1,365,273	1,337,094	1,465,197	1,986,260
Noninterest expense	10,875,814	10,332,480	10,023,102	9,534,625	8,703,588
Income before income taxes	5,600,138	5,818,885	5,791,555	5,935,949	6,798,427
Income taxes	1,039,334	1,106,209	2,002,314	2,026,820	2,530,205
Net income	$4,560,804	$4,712,676	$3,789,241	$3,909,129	$4,268,222

PER SHARE DATA

Net income (Basic)	$1.54	$1.61	$1.30	$1.35	$1.49
Dividends	$0.51	$0.47	$0.43	$0.40	$0.37
Book value	$16.63	$15.41	$14.32	$13.46	$12.57

KEY RATIOS

Return on average assets	1.06%	1.14%	0.96%	1.08%	1.29%
Return on average equity	9.52%	10.77%	9.26%	10.26%	12.26%
Net yield on interest-earning assets	3.67%	3.88%	3.96%	4.13%	4.33%
Efficiency ratio	65.85%	62.15%	61.78%	61.63%	56.14%
Average equity to average assets	11.10%	10.60%	10.32%	10.56%	10.50%
Dividend payout ratio	33.12%	29.19%	33.08%	29.63%	24.83%

AT PERIOD END

Total assets	$442,215,098	$417,157,877	$402,904,469	$379,831,359	$345,309,996
Gross loans	362,494,703	343,940,842	332,861,406	296,171,072	268,249,402
Cash and cash equivalents	9,121,352	14,618,237	7,237,385	13,312,915	20,192,839
Securities	56,041,792	44,719,058	46,637,573	52,373,567	40,248,651
Deposits	376,613,314	354,713,003	319,796,424	302,715,136	275,964,737
Borrowings	10,958,118	14,012,000	38,768,507	36,226,159	31,490,619
Stockholders' equity	49,453,516	45,394,707	41,798,932	39,012,277	36,223,361

SELECTED AVERAGE BALANCES

Total assets	$431,595,287	$412,586,954	$396,454,271	$361,005,005	$331,522,302
Gross loans	344,793,736	343,573,784	316,724,821	281,709,043	269,406,618
Cash and cash equivalents	20,124,328	12,054,442	12,428,778	13,271,319	15,227,040
Securities	53,049,768	44,471,457	51,508,146	50,876,488	31,998,098
Deposits	367,570,825	339,624,630	315,159,559	284,921,811	265,634,314
Borrowings	11,975,017	26,524,352	38,627,588	36,175,989	29,363,070
Stockholders' equity	47,927,778	43,748,434	40,926,674	38,115,746	34,810,159

ASSET QUALITY

Nonperforming assets	$-	$1,209,468	$2,657,702	$1,166,889	$1,429,313

Nonperforming assets/total assets	0.00%	0.29%	0.66%	0.31%	0.41%

Allowance for loan losses/total loans	0.72%	0.73%	0.73%	0.79%	0.95%

Farmers and Merchants Bancshares, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto for the years ended December 31, 2019 and 2018, which are presented elsewhere in this annual report.

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

FINANCIAL CONDITION

Total assets were $442,215,098 at December 31, 2019, an increase of $25,057,221, or 6.0%, over the $417,157,877 recorded at December 31, 2018. The increase was due primarily to an increase of $18,482,208 in loans and an increase of $9,939,783 in securities available for sale, offset by a decrease of $5,496,885 in cash and cash equivalents.

Total liabilities were $392,761,582 at December 31, 2019, an increase of $20,998,412, or 5.6%, over the $371,763,170 recorded at December 31, 2018. The increase was due primarily to an increase of $21,900,311 in deposits and an increase of $2,117,258 in other liabilities, offset by decreases of $3,000,000 in Federal Home Loan Bank (“FHLB”) advances. The increase in deposits was comprised of a $23,958,816 increase in interest-bearing accounts, offset by a $2,058,505 decrease in noninterest-bearing accounts.

Stockholders’ equity was $49,453,516 at December 31, 2019 compared to $45,394,707 at December 31, 2018, an increase of $4,058,809. The increase was due primarily to net income for 2019 of $4,560,804 and an increase in the after-tax unrealized gain on available for sale securities of $610,923, offset by dividends paid, net of reinvestments, of $1,021,471.

Loans

Major categories of loans at December 31, 2019, 2018, 2017, 2016, and 2015, are as follows:

	2019		2018		2017		2016		2015

Real estate:
Commercial	$240,938,149	67%	$238,834,149	70%	$234,026,574	70%	$206,145,076	69%	$186,703,868	69%
Construction/Land development	18,194,955	5%	18,265,505	5%	18,160,366	5%	14,392,992	5%	12,820,165	5%
Residential	76,122,069	21%	63,024,106	18%	59,241,416	18%	54,710,809	18%	51,290,828	19%
Commercial	26,947,503	7%	23,323,073	7%	23,613,543	7%	22,152,773	8%	19,562,302	7%
Consumer	292,027	0%	494,009	0%	554,017	0%	725,269	0%	886,175	0%
	362,494,703	100%	343,940,842	100%	335,595,916	100%	298,126,919	100%	271,263,338	100%
Less: Allowance for loan losses	2,593,715		2,509,334		2,458,911		2,363,086		2,583,445
Deferred origination fees net of costs	518,145		530,873		603,299		477,261		430,491
	$359,382,843		$340,900,635		$332,533,706		$295,286,572		$268,249,402

The Company had no foreign loans for any of the years presented.

Loans increased by $18,482,208, or 5.4%, to $359,382,843 at December 31, 2019 from $340,900,635 at December 31, 2018. The growth was due to increases in commercial real estate loans of $2,104,000, commercial loans of $3,624,430, and residential real estate loans of $13,097,963, offset by decreases in construction/land development loans of $70,550 and consumer loans of $201,982. The allowance for loan losses increased $84,381 to $2,593,715 at December 31, 2019 as compared to $2,509,334 at December 31, 2018.

The following table sets forth at December 31, 2019 the maturity and rate repricing distribution of the loan portfolio. Demand loans and overdrafts are reported as due in one year or less. The table does not take into account prepayments or scheduled principal repayment assumptions, which could shorten the average loan life.

	Maturing	Maturing After
	Within One	One Year But	Maturing After
	Year	Within Five Years	Five Years	Total

Real estate:
Commercial	$24,276,554	$122,440,313	$94,221,282	$240,938,149
Construction/Land development	6,569,860	11,532,904	92,191	18,194,955
Residential	10,893,629	43,869,381	21,359,059	76,122,069
Commercial	11,804,962	6,608,185	8,534,356	26,947,503
Consumer	26,316	229,231	36,480	292,027
	$53,571,321	$184,680,014	$124,243,368	$362,494,703
Classified by Sensitivity to Change In Interest Rates
Fixed-Interest Rate Loans	$36,637,288	$155,832,490	$83,154,800	$275,624,578
Adjustable-Interest Rate Loans	16,934,033	28,847,524	41,088,568	86,870,125
	$53,571,321	$184,680,014	$124,243,368	$362,494,703

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

An age analysis of past due loans, segregated by class of loans, as of year-end, is as follows:

			90 Days				Past Due 90
	30 - 59 Days	60 - 89 Days	or more	Total		Total	Days or More
	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing
2019
Real estate:
Commercial	$224,794	$-	$-	$224,794	$240,713,355	$240,938,149	$-
Construction/Land development	-	-	-	-	18,194,955	18,194,955	-
Residential	59,892	-	-	59,892	76,062,177	76,122,069	-
Commercial	-	-	-	-	26,947,503	26,947,503	-
Consumer	-	-	-	-	292,027	292,027	-

Total	$284,686	$-	$-	$284,686	$362,210,017	$362,494,703	$-

			90 Days				Past Due 90
	30 - 59 Days	60 - 89 Days	or more	Total		Total	Days or More
	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing
2018
Real estate:
Commercial	$-	$-	$988,811	$988,811	$237,845,338	$238,834,149	$-
Construction/Land development	-	-	-	-	18,265,505	18,265,505	-
Residential	-	-	10,507	10,507	63,013,599	63,024,106	10,507
Commercial	-	25,000	-	25,000	23,298,073	23,323,073	-
Consumer	-	-	-	-	494,009	494,009	-

Total	$-	$25,000	$999,318	$1,024,318	$342,916,524	$343,940,842	$10,507

			90 Days				Past Due 90
	30 - 59 Days	60 - 89 Days	or more	Total		Total	Days or More
	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing
2017
Real estate:
Commercial	$-	$-	$2,245,743	$2,245,743	$231,780,831	$234,026,574	$-
Construction/Land development	-	-	-	-	18,160,366	18,160,366	-
Residential	-	-	146,459	146,459	59,094,957	59,241,416	146,459
Commercial	-	-	-	-	23,613,543	23,613,543	-
Consumer	-	-	-	-	554,017	554,017	-
Total	$-	$-	$2,392,202	$2,392,202	$333,203,714	$335,595,916	$146,459

			90 Days				Past Due 90
	30 - 59 Days	60 - 89 Days	or more	Total		Total	Days or More
	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing
2016
Real estate:
Commercial	$-	$-	$-	$-	$206,145,076	$206,145,076	$-
Construction/Land development	-	-	752,889	752,889	13,640,103	14,392,992	-
Residential	824,554	-	-	824,554	53,886,255	54,710,809	-
Commercial	48,719	-	-	48,719	22,104,054	22,152,773	-
Consumer	-	-	-	-	725,269	725,269	-

Total	$873,273	$-	$752,889	$1,626,162	$296,500,757	$298,126,919	$-

			90 Days				Past Due 90
	30 - 59 Days	60 - 89 Days	or more	Total		Total	Days or More
	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing
2015
Real estate:
Commercial	$-	$-	$-	$-	$186,703,868	$186,703,868	$-
Construction/Land development	-	-	956,813	956,813	11,863,352	12,820,165	-
Residential	-	-	-	-	51,290,828	51,290,828	-
Commercial	-	-	-	-	19,562,302	19,562,302	-
Consumer	-	-	-	-	886,175	886,175	-

Total	$-	$-	$956,813	$956,813	$270,306,525	$271,263,338	$-

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

Year-end non-accrual loans, segregated by class of loans, were as follows:

	2019	2018	2017	2016	2015
Non-accrual loans
Commercial real estate	$-	$988,811	$2,245,743	$-	$-
Construction/Land development	-	-	-	752,889	956,813
Total non-accrual loans	$-	$988,811	$2,245,743	$752,889	$956,813

At December 31, 2019, the Company had no nonaccrual loans.

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

At December 31, 2019, the Company had no loans that were delinquent 90 days or greater. At December 31, 2018, the Company had one residential real estate loan totaling $10,507 that was delinquent 90 days or greater in addition to the nonaccrual loans noted above.

Year-end impaired loans are set forth in the following table:

	2019	2018	2017	2016	2015

Impaired loans no valuation allowance	$2,135,045	$3,177,381	$2,937,439	$2,348,275	$2,443,681
Impaired loans with a valuation allowance	-	-	2,245,743	994,469	956,813
Total impaired loans	$2,135,045	$3,177,381	$5,183,182	$3,342,744	$3,400,494
Valuation allowance related to impaired loans	$-	$-	$127,213	$24,167	$167,211

Impaired loans include certain loans that have been modified in troubled debt restructurings (“TDRs”) where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance, or other actions. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months

At December 31, 2019, the Company had one commercial real estate loan totaling $2,084,988 and one residential loan totaling $50,057 classified as TDRs. The $50,057 loan was restructured as a TDR during 2018. All are included in impaired loans above. Each loan is paying as agreed. There have been no charge-offs or allowances associated with these two loans.

At December 31, 2018, the Company had one commercial real estate loan totaling $2,134,570 and one residential loan totaling $54,000 classified as TDRs. The $54,000 loan was restructured as a TDR during 2018. All are included in impaired loans above. Each loan is paying as agreed. There have been no charge-offs or allowances associated with these two loans.

	2019	2018	2017	2016	2015

Restructured loans (TDRs):
Performing as agreed	$2,135,045	$2,188,570	$2,937,439	$2,348,275	$2,443,681
Not performing as agreed	-	-	-	241,580	-
Total TDRs	$2,135,045	$2,188,570	$2,937,439	$2,589,855	$2,443,681

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

	2019	2018	2017	2016	2015

Special mention	$-	$-	$5,391,589	$8,962,940	$6,366,296
Substandard	11,399,425	11,448,021	4,625,568	6,399,618	7,843,897
Doubtful	19,192	78,467	2,274,162	29,742	25,525
Total	$11,418,617	$11,526,488	$12,291,319	$15,392,300	$14,235,718

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

The following tables detail activity in the allowance for loan losses by portfolio for the years ended December 31, 2019, 2018, 2017, 2016, and 2015. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
December 31, 2019	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,754,372	$(11,700)	$-	$21,189	$1,763,861	$-	$1,763,861	$2,084,988	$238,853,161
Construction and land development	196,374	(17,571)	-	14,025	192,828	-	192,828	-	18,194,955
Residential	401,626	76,498	-	-	478,124	-	478,124	50,057	76,072,012
Commercial	102,610	(3,995)	-	9,167	107,782	-	107,782	-	26,947,503
Consumer	10,428	(6,295)	-	-	4,133	-	4,133	-	292,027
Unallocated	43,924	3,063	-	-	46,987	-	46,987	-	-
	$2,509,334	$40,000	$-	$44,381	$2,593,715	$-	$2,593,715	$2,135,045	$360,359,658

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
December 31, 2018	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,867,397	$372,315	$(690,000)	$204,660	$1,754,372	$-	$1,754,372	$3,177,381	$235,656,768
Construction and land development	223,274	(78,496)	(12,115)	63,711	196,374	-	196,374	-	18,265,505
Residential	247,953	153,673	-	-	401,626	-	401,626	-	63,024,106
Commercial	87,353	6,090	-	9,167	102,610	-	102,610	-	23,323,073
Consumer	7,027	3,401	-	-	10,428	-	10,428	-	494,009
Unallocated	25,907	18,017	-	-	43,924	-	43,924	-	-
	$2,458,911	$475,000	$(702,115)	$277,538	$2,509,334	$-	$2,509,334	$3,177,381	$340,763,461

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
December 31, 2017	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,717,749	$419,868	$(275,000)	$4,780	$1,867,397	$127,213	$1,740,184	$5,183,182	$228,843,392
Construction and land development	204,860	65,850	(47,436)	-	223,274	-	223,274	-	18,160,366
Residential	247,437	368	-	148	247,953	-	247,953	-	59,241,416
Commercial	125,260	(41,240)	-	3,333	87,353	-	87,353	-	23,613,543
Consumer	8,826	(1,799)	-	-	7,027	-	7,027	-	554,017
Unallocated	58,954	(33,047)	-	-	25,907	-	25,907	-	-
	$2,363,086	$410,000	$(322,436)	$8,261	$2,458,911	$127,213	$2,331,698	$5,183,182	$330,412,734

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
December 31, 2016	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,718,256	$29,493	$(30,000)	$-	$1,717,749	$7,580	$1,710,169	$2,425,089	$203,719,987
Construction and land development	306,982	97,878	(200,000)	-	204,860	16,587	188,273	752,889	13,640,103
Residential	322,084	(184,773)	-	110,126	247,437	-	247,437	-	54,710,809
Commercial	132,362	93,383	(100,485)	-	125,260	-	125,260	164,766	21,988,007
Consumer	7,900	926	-	-	8,826	-	8,826	-	725,269
Unallocated	95,861	(36,907)	-	-	58,954	-	58,954	-	-
	$2,583,445	$-	$(330,485)	$110,126	$2,363,086	$24,167	$2,338,919	$3,342,744	$294,784,175

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
December 31, 2015	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,848,163	$(129,907)	$-	$-	$1,718,256	$-	$1,718,256	$2,240,046	$184,463,822
Construction and land development	458,211	48,771	(200,000)	-	306,982	167,211	139,771	956,813	11,863,352
Residential	278,943	42,299	-	842	322,084	-	322,084	-	51,290,828
Commercial	171,104	(41,096)	-	2,354	132,362	-	132,362	203,635	19,358,667
Consumer	8,215	(315)	-	-	7,900	-	7,900	-	886,175
Unallocated	15,613	80,248	-	-	95,861	-	95,861	-	-
	$2,780,249	$-	$(200,000)	$3,196	$2,583,445	$167,211	$2,416,234	$3,400,494	$267,862,844

	2019	2018	2017	2016	2015

Allowance for loan losses to total loans outstanding	0.72%	0.73%	0.73%	0.79%	0.95%

Ratio of net charge-offs to average loans oustanding during the period	-0.01%	0.12%	0.10%	0.08%	0.07%

The Company recorded $44,381 in net recoveries in 2019 versus $424,577 in net charge-offs in 2018. The provision for loan losses was $40,000 in 2019 and $475,000 in 2018.

Other Real Estate Owned

Other real estate owned (“OREO”) at December 31, 2019 and 2018 included one property with a carrying value of $0 and $210,150, respectively. The property is land in Cecil County, Maryland and was acquired through foreclosure in 2007. The property consists of 10.43 acres and is currently under contract for a gross sales price of $295,000 with closing expected in 2020. Due to the length of time the property has been held, Maryland regulation required a write-down of the value to $0 in 2019.

	2019	2018	2017	2016	2015

Other Real Estate Owned	$-	$210,150	$265,500	$414,000	$472,500

Investment Securities

Investment securities increased $11,322,734, or 25.3%, to $56,041,792 at December 31, 2019 from $44,719,058 at December 31, 2018. At December 31, 2019 and 2018, the Company had classified 65% and 59%, respectively, of the investment portfolio as available for sale. The remaining balance of the portfolio was classified as held to maturity.

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

The following table sets forth the carrying value of investment securities at December 31:

	2019	2018	2017
Available for sale
State and municipal	$512,670	$1,506,505	$1,539,207
SBA pools	2,151,797	2,719,372	3,199,846
Mortgage-backed securities	33,867,307	22,366,114	23,190,457
	$36,531,774	$26,591,991	$27,929,510
Held to maturity
State and municipal	$19,510,018	$18,127,067	$18,204,182

The following table sets forth the scheduled maturities of investment securities at December 31, 2019:

	Available for Sale			Held to Maturity
	Amortized Cost	Fair Value	Yield	Amortized Cost	Fair Value	Yield

Within 1 year	$-	$-	0.00%	$257,150	$261,204	3.61%
Over 1 to 5 years	258,134	258,838	2.25%	562,587	565,140	3.17%
Over 5 to 10 years	250,000	253,832	3.10%	2,717,125	2,782,474	3.73%
Over 10 years	-	-	0.00%	15,973,156	16,489,113	3.19%
	508,134	512,670	2.67%	19,510,018	20,097,931	3.27%
SBA Pools	2,203,834	2,151,797	2.71%	-	-	-
Mortgage-backed securities	33,760,999	33,867,307	2.39%	-	-	-
	$36,472,967	$36,531,774	2.41%	$19,510,018	$20,097,931	3.27%

SBA pools and mortgage-backed securities are due in monthly installments.

Deposits

Total deposits were $376,613,314 at December 31, 2019 compared to $354,713,003 at December 31, 2018, an increase of $21,900,311, or 6.2%. The increase was due to a $13,691,088 increase in time deposits, a $3,934,154 increase in savings accounts, and a $7,005,488 increase in interest bearing checking accounts, offset by a $671,914 decrease in money market accounts and a $2,058,505 decrease in noninterest-bearing accounts. The following table shows the average balances and average costs of deposits for the years ended December 31:

	2019		2018		2017
	Average Balance	Cost	Average Balance	Cost	Average Balance	Cost
Noninterest bearing demand deposits	$59,374,960	0.00%	$61,972,038	0.00%	$60,346,388	0.00%
Interest bearing demand deposits	56,851,471	0.19%	48,070,664	0.22%	42,370,867	0.14%
Savings and money market deposits	101,375,083	0.40%	97,644,061	0.25%	104,943,540	0.23%
Time deposits	149,969,311	2.01%	131,937,867	1.42%	107,498,764	1.00%
	$367,570,825	0.96%	$339,624,630	0.65%	$315,159,559	0.44%

As of December 31, 2019, certificates of deposit of $100,000 or more mature as follows:

Period	Balance
3 months or less	$18,391,810
Over 3 months to 6 months	13,301,468
Over 6 months to 12 months	13,544,392
Over 12 months	22,711,878
Total	$67,949,548

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

At December 31, 2019, the Company’s off-balance sheet financial instruments were as follows:

Loan commitments	$13,755,488
Unused lines of credit	$25,929,499
Letters of credit	$1,935,613

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

Specific information about the Company’s borrowings and contractual obligations is set forth in the following table:

	At December 31,
	2019	2018	2017
Amount oustanding at year-end:
Securities sold under repurchase agreements	$10,958,118	$11,012,000	$21,768,507
Federal Home Loan Bank advances	-	3,000,000	17,000,000
Federal Home Loan Bank advances mature in:
2018	$-	$-	$14,000,000
2019	-	3,000,000	3,000,000
Weighted average rate paid at December 31:
Securites sold under repurchase agreements	1.49%	1.07%	0.65%
Federal Home Loan Bank advances	0.00%	1.50%	1.35%

	For years ended December 31,
	2019	2018	2017
Maximum amount of borrowings outstanding at any month end:
Securities sold under repurchase agreeents	$10,958,118	$22,173,010	$30,786,064
Federal Home Loan Bank advances	6,500,000	19,000,000	18,000,000

Average amount of borrowings oustanding with respect to:
Securities sold under repurchase agreements	$9,273,092	$17,479,418	$24,702,931
Federal Home Loan Bank advances	2,610,959	8,795,890	13,846,575
Borrowings from FRB and commerical banks	90,966	249,044	78,082

Average rate paid for the year:
Securities sold under repurchase agreements	1.24%	0.83%	0.66%
Federal Home Loan Bank advances	1.62%	1.50%	1.20%
Borrowings from FRB and commerical banks	2.91%	1.93%	1.64%

The terms of the Company’s operating leases, including the future minimum payments under those leases, are disclosed in Note 7 to the consolidated financial statements.

RESULTS OF OPERATIONS

Overview

The Company reported net income of $4,560,804 for the year ended December 31, 2019 compared to $4,712,676 for the year ended December 31, 2018. The decrease of $151,872 from 2018 was due to a decrease in net interest income of $238,707 and an increase in noninterest expense of $543,334, offset by an increase in noninterest income of $128,294, a decrease in income taxes of $66,875, and a decrease in the provision for loan losses of $435,000.

Net Interest Income

The primary source of income for the Company is net interest income, which is the difference between interest income on interest-earning assets, such as investment securities and loans, and interest expense incurred on interest-bearing sources of funds, such as deposits and borrowings.

For the year ended December 31, 2019, the Company recorded net interest income of $15,022,385 compared to $15,261,092 for 2018, a decrease of $238,707. The decrease was attributable to a decline in the net yield on interest-earning assets, offset by an increase in the average balance of interest-earning assets. The net average tax equivalent yield on interest earning assets declined 21 basis points to 3.67% in 2019 when compared to the 3.88% recorded in 2018. Average interest earning assets increased $18,028,572 to $414,714,708 in 2019 from $396,686,136 in 2018.

Total interest income for the year ended December 31, 2019 increased by $934,005 to $18,702,338, compared to $17,768,333 for 2018. The increase was due primarily to the aforementioned increase in average interest earning assets and an increase of 4 basis points in the tax equivalent yield on interest earning assets to 4.55% in 2019 from 4.51% in 2018.

Interest income from loans was $16,894,567 in 2019 compared to $16,401,554 in 2018, an increase of $493,103. This increase was attributable to a $1,219,952 increase in the average balance of loans to $344,793,736 in 2019 from $343,573,784 in 2018 and a 13 basis point increase in the average yield on loans to 4.90% in 2019 from 4.77% in 2018.

For the year ended December 31, 2019, the Company recorded interest income on securities of $1,449,841. For the same period of 2018, interest income on securities was $1,181,480. The $268,361 increase in 2019 was attributable to a $8,578,311 increase in the average balance of securities to $53,049,768 in 2019 from $44,471,457 in 2018 and a 10 basis point increase in the average tax equivalent yield on securities to 3.05% in 2019 from 2.95% in 2018.

Interest income on federal funds sold and other interest-earning assets (FHLB stock and certificates of deposit) increased $172,541 to $357,840 in 2019 compared to $185,299 in 2018. The increase was due to a 3 basis point increase in the average tax equivalent yield to 2.21% in 2019 from 2.18% in 2018, and a $8,230,309 increase in the average balance of federal funds sold and other interest-earning assets to $16,871,204 in 2019 from $8,640,895 in 2018.

Total interest expense increased $1,172,712 to $3,679,953 in 2019 compared to $2,507,241 in 2018. The increase was primarily due to an increase of $15,993,938 in the average balance of interest-bearing liabilities to $320,170,882 in 2019 from $304,176,944 in 2018 and a 33 basis point increase in the cost of interest-bearing liabilities to 1.15% in 2019 from 0.82% in 2018.

Interest paid on NOW, savings, and money market deposit accounts increased $158,969 to $507,385 in 2019 compared to $348,416 in 2018. The increase was due to a 8 basis point increase in the cost of funds to 0.32% in 2019 from 0.24% in 2018 and a $12,511,829 increase in the average balance of these deposits to $158,226,554 in 2019 from $145,714,725 in 2018.

Interest paid on time deposits increased $1,135,375 to $3,012,575 in 2019 compared to $1,877,200 in 2018. The increase in interest expense was due to an increase of 59 basis points in the average rate paid to 2.01% in 2019 from 1.42% in 2018 and an increase of $18,031,444 in the average balance to $149,969,311 in 2019 from $131,937,867 in 2018.

Interest paid on securities sold under repurchase agreements decreased $30,240 to $114,641 in 2019 compared to $144,881 in 2018. The decrease was attributable to a $8,206,326 decrease in the average balance of securities sold under repurchase agreements to $9,273,092 in 2019 from $17,479,418 in 2018, offset by an increase of 41 basis points in the average rate to 1.24% in 2019 from 0.83% in 2018.

Interest paid on FHLB advances and other borrowings decreased $91,392 to $45,352 in 2019 from $136,744 in 2018. The decrease was attributable to a $6,343,009 decrease in the average balance of FHLB advances and other borrowings to $2,701,925 in 2019 from $9,044,934 in 2018, offset by an increase of 17 basis points in the average rate to 1.68% in 2019 from 1.51% in 2018.

The following table sets forth certain information relating to the Company’s average interest-earning assets and interest-bearing liabilities for the periods indicated. The yields are calculated by dividing interest income or expense by the average daily balance of assets or liabilities, respectively. Non-accruing loans are included in the average balance.

	2019			2018			2017
	Average Balance	Interest	Yield	Average Balance	Interest	Yield	Average Balance	Interest	Yield
Assets:
Loans	$344,793,736	$16,894,657	4.90%	$343,573,784	$16,401,554	4.77%	$319,825,707	$15,189,238	4.75%
Securities, taxable	34,949,183	875,715	2.51%	26,807,959	617,249	2.30%	32,115,690	715,689	2.23%
Securities, tax exempt	18,100,585	740,077	4.09%	17,663,498	695,282	3.94%	18,135,837	883,901	4.87%
Federal funds sold and other interest earning assets	16,871,204	373,678	2.21%	8,640,895	188,479	2.18%	6,090,159	99,840	1.64%
Total interest-earning assets	414,714,708	18,884,127	4.55%	396,686,136	17,902,564	4.51%	376,167,393	16,888,668	4.49%
Noninterest-earning assets	16,880,579			15,900,818			20,286,878
Total assets	$431,595,287			$412,586,954			$396,454,271

Liabilities and Stockholders' Equity:
NOW, savings, and money market	$158,226,554	507,385	0.32%	$145,714,725	348,416	0.24%	$147,314,407	299,586	0.20%
Certificates of deposit	149,969,311	3,012,575	2.01%	131,937,867	1,877,200	1.42%	107,498,764	1,078,722	1.00%
Securities sold under repurchase agreements	9,273,092	114,641	1.24%	17,479,418	144,881	0.83%	24,702,931	161,914	0.66%
FHLB advances and other borrowings	2,701,925	45,352	1.68%	9,044,934	136,744	1.51%	13,924,657	167,018	1.20%
Total interest-bearing deposits	320,170,882	3,679,953	1.15%	304,176,944	2,507,241	0.82%	293,440,759	1,707,240	0.58%

Noninterest-bearing deposits	59,374,960			61,972,038			60,346,388
Noninterest-bearing liabilities	4,121,667			2,689,538			1,740,450
Total liabilities	383,667,509			368,838,520			355,527,597
Stockholders' equity	47,927,778			43,748,434			40,926,674
Total liabilities and stockholders' equity	$431,595,287			$412,586,954			$396,454,271
Net interest income		$15,204,174			$15,395,323			$15,181,428

Interest rate spread			3.40%			3.69%			3.91%

Net yield on interest-earning assets			3.67%			3.88%			4.04%

Ratio of average interest-earning assets to average interest-bearing liabilities			129.53%			130.41%			128.19%

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

RATE/VOLUME ANALYSIS

	Year ended December 31, 2019 compared to 2018			Year ended December 31, 2018 compared to 2017
	Change due to variance in			Change due to variance in
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans	$58,420	$434,683	$493,103	$1,133,307	$79,009	$1,212,316
Securities, taxable	200,268	58,198	258,466	(121,552)	23,112	(98,440)
Securities, tax exempt	17,465	27,330	44,795	(22,493)	(166,126)	(188,619)
Federal funds sold and other interest-earning assets	182,248	2,951	185,199	49,541	39,098	88,639
Total interest-earning assets	458,401	523,162	981,563	1,038,803	(24,907)	1,013,896
Interest expense:
NOW, savings, and money market	31,969	127,000	158,969	(3,286)	52,116	48,830
Certificates of deposit	282,876	852,499	1,135,375	281,349	517,129	798,478
Securities sold under repurchase agreements	(84,353)	54,113	(30,240)	(53,923)	36,890	(17,033)
FHLB advances and other borrowings	(105,032)	13,640	(91,392)	(67,274)	37,000	(30,274)
Total interest-bearing liabilities	125,460	1,047,252	1,172,712	156,866	643,135	800,001

Change in net interest income	$332,941	$(524,090)	$(191,149)	$881,937	$(668,042)	$213,895

Noninterest Income

Total noninterest income increased by $128,294, or 9.4%, to $1,493,567 in 2019 from $1,365,273 in 2018. The increase was primarily a result of a $202,965 increase in bank owned life insurance income due to proceeds received from a policy, a $125,943 increase in mortgage banking income due to an increase in volume originated, and a $27,661 increase in the unrealized gain on equity security, offset by a $154,800 increase in the write-down of other real estate owned required by regulation and a $86,491 lower gain on the sale of SBA loans.

Noninterest Expense

Total noninterest expense increased by $543,334, or 5.3%, to $10,875,814 in 2019 from $10,332,480 in 2018. The increase was due primarily to an increase in salary and employee benefit expenses of $316,548, or 4.9%, to $6,824,811 in 2019 compared to $6,508,263 in 2018, an increase in occupancy expenses of $65,724, or 9.3%, and an increase in other expenses of $178,849, or 7.2%. The increase in salaries and benefits was due primarily to merit increases in salaries paid to existing staff, incentives, and higher payroll taxes and benefits. Occupancy increased primarily as a result of the new lease accounting that was implemented in 2019 along with an increase in actual rent paid. The increase in other expenses was due primarily to an increase of $130,774 in insurance claims reserve, an increase of $54,793 in advertising, and an increase in professional fees of $47,945, offset by a decrease of $94,572 in FDIC assessments. Note 11 to the consolidated financial statements provides additional information about the Company’s other expenses.

Income Taxes

Income taxes decreased $66,875 to $1,039,334 in 2019 from $1,106,209 in 2018. Lower income before taxes was the primary driver of the decrease.

The Company’s effective tax rate decreased to 18.6% in 2019, from 19.0% in 2018. The decrease was due to higher percentage of tax-exempt revenue. Note 12 to the consolidated financial statements provides additional information about the Company’s taxes, including a reconciliation of the Company’s effective tax rate to the Federal statutory rate of 21%.

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

Based upon the simulation analysis performed at December 31, 2019 and 2018, management estimated the following changes in NII, assuming the indicated rate changes:

Change in Rate	2019	2018
400 basis point increase	$(854,000)	$(623,000)
300 basis point increase	(547,000)	(384,000)
200 basis point increase	(310,000)	(204,000)
100 basis point increase	(136,000)	(80,000)
100 basis point decrease	115,000	193,000
200 basis point decrease	74,000	48,000
300 basis point decrease	84,000	(41,000)

LIQUIDITY MANAGEMENT

Liquidity describes our ability to meet financial obligations that arise out of the ordinary course of business. Liquidity is primarily needed to meet depositor withdrawal requirements, to fund loans, and to fund our other debts and obligations as they come due in the normal course of business. We maintain our asset liquidity position internally through short-term investments, the maturity distribution of the investment portfolio, loan repayments, and income from earning assets. On the liability side of the balance sheet, liquidity is affected by the timing of maturing liabilities and the ability to generate new deposits or borrowings as needed. The Bank is approved to borrow 75% of eligible pledged single family residential loans and 50% of eligible pledged commercial loans as well as investment securities, or approximately $59.1 million under a secured line of credit with the FHLB. The Bank also has a facility with the Federal Reserve Bank of Richmond (the “Reserve Bank”) under which the Bank can borrow approximately $21.2 million. Finally, the Bank has $18,500,000 ($9,500,000 unsecured and $9,000,000 secured) overnight federal funds lines of credit available from commercial banks. FHLB advances of $0 and $3,000,000 were outstanding as of December 31, 2019 and 2018, respectively. There were no borrowings from the Reserve Bank or our commercial bank lenders at December 31, 2019 and 2018. Management believes that we have adequate liquidity sources to meet all anticipated liquidity needs over the next 12 months. Management knows of no trend or event which is likely to have a material impact on our ability to maintain liquidity at satisfactory levels.

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

Additional information regarding the capital requirements that apply to us can be found in Note 13 of the consolidated financial statements and notes thereto included in the Annual Report.

The following table presents actual and required capital ratios as of December 31, 2019 and 2018, for the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2019 and 2018, based on the phase-in provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

			Minimum		To Be Well
(Dollars in thousands)	Actual		Capital Adequacy		Capitalized
December 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$51,274	13.88%	$38,775	10.50%	$36,928	10.00%
Tier 1 capital (to risk-weighted assets)	48,681	13.18%	31,389	8.50%	29,543	8.00%
Common equity tier 1 (to risk-weighted assets)	48,681	13.18%	25,850	7.00%	24,003	6.50%
Tier 1 leverage (to average assets)	48,681	10.94%	17,798	4.00%	22,247	5.00%

December 31, 2018

Total capital (to risk-weighted assets)	$47,857	13.50%	$34,996	9.88%	$35,439	10.00%
Tier 1 capital (to risk-weighted assets)	45,348	12.80%	27,908	7.88%	28,351	8.00%
Common equity tier 1 (to risk-weighted assets)	45,348	12.80%	22,593	6.38%	23,036	6.50%
Tier 1 leverage (to average assets)	45,348	10.86%	16,698	4.00%	20,872	5.00%

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

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 841).” Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company adopted the provisions of ASU 2016-02, effective January 1, 2019, by recording an asset of $1,400,855, a liability of $1,527,019, a $91,447 adjustment to retained earnings, and a $34,717 adjustment to deferred income taxes.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses”. The ASU sets forth a “current expected credit loss” (CECL) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. ASU 2019-10 “Financial Instruments – Credit Losses (Topic 326), Derivatives and hedging (Topic 815), and Leases (Topic 842): Effective Dates” extended the implementation date to 2023 for SEC registered smaller reporting companies and private companies. The Company is considered a smaller reporting company. The Company has engaged a third-party vendor to assist in the implementation of this ASU.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Farmers and Merchants Bancshares, Inc.

Hampstead, Maryland

Opinion on the Financial Statements

      We have audited the accompanying consolidated balance sheets of Farmers and Merchants Bancshares, Inc. (the Company) as of December 31, 2019 and 2018, and the related statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

March 6, 2020

8100 Sandpiper Circle, Suite 308, Baltimore, Maryland  21236

443-725-5395  Fax 443-725-5074

Website:  www.Rowles.com

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31,	2019	2018

Assets
Cash and due from banks	$6,664,307	$11,480,608
Federal funds sold and other interest-bearing deposits	2,457,045	3,137,629
Cash and cash equivalents	9,121,352	14,618,237
Certificate of deposit in other bank	100,000	100,000
Securities available for sale	36,531,774	26,591,991
Securities held to maturity	19,510,018	18,127,067
Equity security at fair value	532,321	503,827
Federal Home Loan Bank stock, at cost	376,200	575,800
Mortgage loans held for sale	242,000	573,638
Loans, less allowance for loan losses of $2,593,715 and $2,509,334	359,382,843	340,900,635
Premises and equipment	5,036,851	5,075,310
Accrued interest receivable	1,019,540	990,529
Deferred income taxes	1,036,078	1,179,454
Other real estate owned	-	210,150
Bank owned life insurance	7,145,477	7,053,354
Other assets	2,180,644	657,885
	$442,215,098	$417,157,877

Liabilities and Stockholders' Equity
Deposits
Noninterest-bearing	$60,659,015	$62,717,520
Interest-bearing	315,954,299	291,995,483
Total deposits	376,613,314	354,713,003
Securities sold under repurchase agreements	10,958,118	11,012,000
Federal Home Loan Bank of Atlanta advances	-	3,000,000
Accrued interest payable	346,214	311,489
Other liabilities	4,843,936	2,726,678
	392,761,582	371,763,170
Stockholders' equity
Common stock, par value $.01 per share, authorized 5,000,000 shares; issued and outstanding 2,974,019 shares in 2019 and 1,682,997 shares in 2018	29,740	16,830
Additional paid-in capital	27,812,991	27,324,794
Retained earnings	21,568,161	18,621,382
Accumulated other comprehensive income (loss)	42,624	(568,299)
	49,453,516	45,394,707
	$442,215,098	$417,157,877

 The accompanying notes are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

Years Ended December 31,	2019	2018

Interest income
Loans, including fees	$16,894,657	$16,401,554
Investment securities - taxable	869,457	610,951
Investment securities - tax exempt	580,384	570,529
Federal funds sold and other interest earning assets	357,840	185,299
Total interest income	18,702,338	17,768,333

Interest expense
Deposits	3,519,960	2,225,616
Securities sold under repurchase agreements	114,641	144,881
Federal Home Loan Bank advances and other borrowings	45,352	136,744
Total interest expense	3,679,953	2,507,241
Net interest income	15,022,385	15,261,092

Provision for loan losses	40,000	475,000
Net interest income after provision for loan losses	14,982,385	14,786,092

Noninterest income
Service charges on deposit accounts	663,675	670,653
Mortgage banking income	397,710	271,767
Bank owned life insurance income	364,729	161,764
Unrealized gain (loss) on equity security	16,232	(11,429)
Write down of other real estate owned	(210,150)	(55,350)
Gain on sale of SBA loans	139,535	226,026
Other fees and commissions	121,836	101,842
Total noninterest income	1,493,567	1,365,273

Noninterest expense
Salaries	5,472,609	5,194,871
Employee benefits	1,352,202	1,313,392
Occupancy	771,917	706,193
Furniture and equipment	614,543	632,330
Other	2,664,543	2,485,694
Total noninterest expense	10,875,814	10,332,480

Income before income taxes	5,600,138	5,818,885
Income taxes	1,039,334	1,106,209
Net income	$4,560,804	$4,712,676

Earnings per share - basic and diluted	$1.54	$1.61

 The accompanying notes are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Years Ended December 31,	2019	2018

Net income	$4,560,804	$4,712,676

Other comprehensive income (loss), net of income taxes:

Securities available for sale
Net unrealized gain (loss) arising during the period	842,856	(254,609)
Income tax (expense) benefit	(231,933)	70,061
Total other comprehensive loss	610,923	(184,548)

Total comprehensive income	$5,171,727	$4,528,128

The accompanying notes are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

			Additional		Accumulated other	Total
	Common stock		paid-in	Retained	comprehensive	stockholders'
	Shares	Par value	capital	earnings	income (loss)	equity

Balance, December 31, 2017	1,667,813	$16,678	$26,869,796	$15,306,625	$(394,167)	$41,798,932

Net income	-	-	-	4,712,676	-	4,712,676
Unrealized loss on securities available for sale net of income tax benefit of $70,061	-	-	-	-	(184,548)	(184,548)
Reclassification due to adoption of ASU No. 2016-01	-	-	-	(10,416)	10,416	-
Shares Issued	50	1	1,549	-	-	1,550
Cash dividends, $0.47 per share	-	-	-	(1,387,503)	-	(1,387,503)
Dividends reinvested	15,134	151	453,449	-	-	453,600
Balance, December 31, 2018	1,682,997	16,830	27,324,794	18,621,382	(568,299)	45,394,707

Net income	-	-	-	4,560,804	-	4,560,804
Unrealized loss on securities available for sale net of income tax expense of $231,933	-	-	-	-	610,923	610,923
Reclassification due to adoption of ASU No. 2016-02	-	-	-	(91,447)	-	(91,447)
Cash dividends, $0.51 per share	-	-	-	(1,509,895)	-	(1,509,895)
Dividends reinvested	22,705	227	488,197	-	-	488,424
Stock Dividend	1,268,317	12,683	-	(12,683)	-	-
Balance, December 31, 2019	2,974,019	$29,740	$27,812,991	$21,568,161	$42,624	$49,453,516

The accompanying notes are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31,	2019	2018

Cash flows from operating activities
Interest received	$18,648,337	$17,714,259
Fees and commissions received	1,455,827	1,044,262
Interest paid	(3,645,228)	(2,376,372)
Proceeds from sale of mortgage loans held for sale	20,046,955	13,093,197
Origination of mortgage loans held for sale	(19,715,317)	(13,339,135)
Cash paid to suppliers and employees	(10,019,091)	(9,372,508)
Income taxes paid	(1,055,967)	(1,399,920)
Cash provided by operating activities	5,715,516	5,363,783

Cash flows from investing activities
Proceeds from maturity and call of securities
Available for sale	8,507,098	4,943,748
Held to maturity	1,101,420	223,000
Purchase of securities
Available for sale	(17,761,884)	(4,007,664)
Held to maturity	(2,457,087)	(122,313)
Loans made to customers, net of principal collected	(19,952,309)	(11,427,440)
Proceeds from sale of SBA loans	1,582,364	2,883,963
Redemption of stock in FHLB of Atlanta	199,600	487,800
Purchases of premises and equipment	(256,561)	(191,744)
Cash used by investing activities	(29,037,359)	(7,210,650)

Cash flows from financing activities
Net increase (decrease) in Noninterest-bearing deposits	(2,058,505)	(1,685,613)
Interest-bearing deposits	23,958,816	36,602,192
Securities sold under repurchase agreements	(53,882)	(10,756,507)
Federal Home Loan Bank of Atlanta advances	(3,000,000)	(14,000,000)
Dividends paid, net of reinvestments	(1,021,471)	(933,903)
Common stock issued	-	1,550
Cash provided by financing activities	17,824,958	9,227,719

Net increase (decrease) in cash and cash equivalents	(5,496,885)	7,380,852

Cash and cash equivalents at beginning of period	14,618,237	7,237,385
Cash and cash equivalents at end of period	$9,121,352	$14,618,237

The accompanying notes are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31,	2019	2018

Reconciliation of net income to net cash provided by operating activities
Net income	$4,560,804	$4,712,676
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	344,171	380,461
Provision for loan losses	40,000	475,000
Lease expense in excess of rent paid	40,912	-
Write down of other real estate owned	210,150	55,350
Write down of other assets	-	4,500
Equity security dividends reinvested	(12,262)	(11,375)
Unrealized (gain) loss on equity security	(16,232)	11,429
Gain on sale of SBA loans	(139,535)	(226,026)
Deferred income taxes	(53,841)	(111,360)
Amortization of premiums and accretion of discounts, net	130,575	123,253
Increase (decrease) in
Deferred loan fees	(12,728)	(72,426)
Accrued interest payable	34,725	130,869
Other liabilities	557,902	366,692
Decrease (increase) in
Mortgage loans held for sale	331,638	(245,938)
Accrued interest receivable	(29,011)	29,727
Bank owned life insurance cash surrender value	(92,123)	(161,764)
Other assets	(179,629)	(97,285)
Cash provided by operating activities	$5,715,516	$5,363,783

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

Business

The Bank provides banking services to individuals and businesses located in Baltimore County, Maryland, Carroll County, Maryland and surrounding areas of northern Maryland. The Insurance Subsidiary is a captive insurance entity that provides insurance coverage for the Bank. Reliable Community Financial Services, Inc. is licensed to provide a wide range of investment and insurance products to its customers, but is inactive.

Reclassifications

Certain reclassifications have been made to the 2018 financial statements to conform to the current year presentation. These reclassifications had no effect on net income.

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

Equity security at fair value

On January 1, 2018, the Company adopted the new accounting standard for financial instruments, which requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The adoption of this guidance resulted in a $10,416 decrease to retained earnings and a $10,416 increase to accumulated other comprehensive income (loss) during the year ended December 31, 2018.

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

Historical valuation allowances are calculated based on the historical loss experience of specific types of loans. The Company calculates historical loss ratios for pools of similar loans with similar characteristics based on the proportion of actual charge-offs experienced to the total population of loans in the pool over the prior eight to twenty quarters. As of December 31, 2019 and 2018, management used a twenty quarter period for the historical loss ratio. The historical loss ratios are updated quarterly based on actual charge-off experience. A historical valuation allowance is established for each pool of similar loans based upon the product of the historical loss ratio and the total dollar amount of the loans in the pool.

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

Revenue recognition

On January 1, 2018, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers and all subsequent amendments to the standard which (i) creates a single framework for recognizing revenue from contracts with customers that fall within its scope and (ii) revises when it is appropriate to recognize a gain (loss) from the transfer of nonfinancial assets, such as other real estate owned. The majority of the Company’s revenues come from interest income and other sources, including loans and securities that are outside the scope of the standard. The Company’s services that fall within the scope of standard are presented within noninterest revenue and are recognized as revenue as the Company satisfies its obligation to the customer. Services within the scope of the standard include service charges on deposits, interchange income, and the sale of other real estate owned. The implementation of the standard had no significant impact on our financial statements.

Operating Leases

On January 1, 2019, the Company adopted FASB ASU 2016-02, “Leases (Topic 842).” Among other things, in the amendments in ASU 2016-02, lessees are required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The Company adopted the provisions of ASU 2016-02, effective January 1, 2019, by recording an asset of $1,400,855, a liability of $1,527,019, a $91,447 adjustment to retained earnings, and a $34,717 adjustment to deferred income taxes.

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

Per share data

Earnings per share are determined by dividing net income by the weighted average number of shares of common stock outstanding, giving retroactive effect to any stock dividends. In September 2019, the Company’s Board of Directors’ declared a 75% stock dividend that was paid on October 31, 2019. Weighted average shares were 2,952,904 and 2,925,631 for 2019 and 2018, respectively. Diluted earnings per share is derived by dividing net income available by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding common stock equivalents. No potentially dilutive stock equivalents were outstanding at December 31, 2019 or 2018.

Subsequent events

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of December 31, 2019 for items that should potentially be recognized or disclosed in these financial statements as prescribed by FASB Accounting Standards Codification Topic 855, Subsequent Events.

On March 6, 2020, the Company issued a press release in which it announced the execution of an Agreement and Plan of Merger (the “Merger Agreement”) with Carroll Bancorp, Inc. (“Carroll”) pursuant to which Carroll will be merged with and into the Company, with the Company as the surviving corporation (the “Merger”) and, as soon as possible thereafter, Carroll Community Bank, a Maryland commercial bank and wholly-owned subsidiary of Carroll (“Carroll Bank”), will be merged with and into the Bank, with the Bank as the surviving insured depository institution (the “Bank Merger”). Based on financial results as of December 31, 2019, the combined company would have pro forma total assets of $620 million, total deposits of $521 million, and total loans of $512 million. The Merger has been unanimously approved by the boards of directors of both companies. The closing of the Merger is subject to various conditions, including approval of the Merger Agreement by Carroll’s stockholders, the companies’ receipt of regulatory approvals, and other customary closing conditions. Currently, the Merger is expected to close in the third quarter of 2020, after all such conditions are met. The Merger Agreement provides that Carroll’s stockholders will receive cash merger consideration in the aggregate amount of $25 million, subject to a dollar-for-dollar reduction if and to the extent that Carroll’s tangible book value prior to the closing does not equal or exceed $18,200,000. Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 contains, under the heading “Risks Relating to Our Pending Merger with Carroll Bancorp, Inc.”, a discussion of the most significant risks relating to the Merger.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2.	Cash and Cash Equivalents

The Company normally carries balances with other banks that exceed the federally insured limit.  The average balance carried in excess of the limit, including unsecured federal funds sold to the same banks, was $8,500,311 and $5,349,977 during the years ended December 31, 2019 and 2018, respectively.

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

3.	Investment Securities

Investment securities are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
December 31, 2019	cost	gains	losses	value
Available for sale
State and municipal	$508,134	$4,536	$-	$512,670
SBA pools	2,203,834	-	52,037	2,151,797
Mortgage-backed securities	33,760,999	255,843	149,535	33,867,307
	$36,472,967	$260,379	$201,572	$36,531,774
Held to maturity
State and municipal	$19,510,018	$588,393	$480	$20,097,931

December 31, 2018
Available for sale
State and municipal	$1,506,011	$11,161	$10,667	$1,506,505
SBA pools	2,779,411	-	60,039	2,719,372
Mortgage-backed securities	23,090,618	33,594	758,098	22,366,114
	$27,376,040	$44,755	$828,804	$26,591,991
Held to maturity
State and municipal	$18,127,067	$115,220	$209,194	$18,033,093

Contractual maturities, shown below, will differ from actual maturities because borrowers and issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
December 31, 2019	cost	value	cost	value
Within one year	$-	$-	$257,150	$261,204
Over one to five years	258,134	258,838	562,587	565,140
Over five to ten years	250,000	253,832	2,717,125	2,782,474
Over ten years	-	-	15,973,156	16,489,113
	508,134	512,670	19,510,018	20,097,931
Mortgage-backed securities and SBA pools, due in monthly installments	35,964,833	36,019,104	-	-
	$36,472,967	$36,531,774	$19,510,018	$20,097,931

December 31, 2018
Within one year	$375,000	$375,653	$1,009,284	$1,011,165
Over one to five years	260,587	249,920	590,522	598,528
Over five to ten years	870,424	880,932	1,858,695	1,876,364
Over ten years	-	-	14,668,566	14,547,036
	1,506,011	1,506,505	18,127,067	18,033,093
Mortgage-backed securities and SBA pools, due in monthly installments	25,870,029	25,085,486	-	-
	$27,376,040	$26,591,991	$18,127,067	$18,033,093

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

3.	Investment Securities (Continued)

Securities with a carrying value of $11,441,474 and $11,706,765 as of December 31, 2019 and 2018, respectively, were pledged as collateral for securities sold under repurchase agreements.

The following table sets forth the Company's gross unrealized losses on a continuous basis for investment securities, by category and length of time.

December 31, 2019	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
Description of investments	Fair value	losses	Fair value	losses	Fair value	losses
State and municipal	$251,618	$480	$-	$-	$251,618	$480
SBA pools	-	-	2,151,797	52,037	2,151,797	52,037
Mortgage-backed securities	10,643,624	58,063	7,295,788	91,472	17,939,412	149,535
Total	$10,895,242	$58,543	$9,447,585	$143,509	$20,342,827	$202,052

December 31, 2018	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
Description of investments	Fair value	losses	Fair value	losses	Fair value	losses
State and municipal	$3,435,052	$42,080	$3,740,467	$177,781	$7,175,519	$219,861
SBA pools	443,288	6,707	2,276,084	53,332	2,719,372	60,039
Mortgage-backed securities	596,002	6,631	17,770,790	751,467	18,366,792	758,098
Total	$4,474,342	$55,418	$23,787,341	$982,580	$28,261,683	$1,037,998

Management has the ability and intent to hold securities classified as held to maturity until they mature, at which time the Company should receive full value for the securities. As of December 31, 2019, management did not have the intent to sell any of the securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased as well as other market conditions for each particular security based upon the structure and remaining principal balance. The fair values of the investment securities are expected to recover as the securities approach their maturity dates or repricing dates or if market yields for such investments decline. Based on the these factors, as of December 31, 2019, management believes the unrealized losses detailed in the table above are temporary and, accordingly, none of these unrealized losses have been recognized in the Company’s consolidated statement of income.

In 2019 and 2018, the Company had no security sales.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

4.	Related Party Transactions

Certain executive officers and directors of the Company, including members of their immediate families and companies in which they are significant owners (more than 10%), were indebted to the Company. The loans were made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with borrowers who are not related to the Company. During the years ended December 31, 2019 and 2018, the activity of these loans was as follows:

	2019	2018
Balance, beginning of year	$13,955,097	$15,577,316
Additions	5,934,975	2,069,000
Amounts collected	(5,338,836)	(2,669,653)
Change in related parties	-	(1,021,566)
Balance, end of year	$14,551,236	$13,955,097

Unused lines of credit to related parties totaled $337,000 and $634,724 at December 31, 2019 and 2018, respectively.

Deposits at the Company from related parties totaled $16,237,540 and $14,665,183 at December 31, 2019 and 2018, respectively.

Payments to companies controlled by directors totaled $22,469 in 2019 and $4,144 in 2018.

5.	Loans

Major categories of loans at December 31, 2019 and 2018 are as follows:

	2019	2018
Real estate:
Commercial	$240,938,149	$238,834,149
Construction and land development	18,194,955	18,265,505
Residential	76,122,069	63,024,106
Commercial	26,947,503	23,323,073
Consumer	292,027	494,009
	362,494,703	343,940,842
Less: Allowance for loan losses	2,593,715	2,509,334
Deferred origination fees net of costs	518,145	530,873
	$359,382,843	$340,900,635

The maturity and rate repricing distribution of the loan portfolio as of December 31, 2019 and 2018, is as follows:

	2019	2018
Variable rate, immediately	$80,832,310	$65,523,966
Due within one year	42,583,270	42,060,188
Due over one to five years	155,924,323	153,190,636
Due over five years	83,154,800	83,166,052
	$362,494,703	$343,940,842

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

5.	Loans (Continued)

Year-end nonaccrual loans, segregated by class of loans, were as follows:

	2019	2018
Commercial real estate	$-	$988,811

At December 31, 2019, the Company had no nonaccrual loans.

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

An age analysis of past due loans, segregated by class of loans, as of year-end, is as follows:

			90 Days				Past Due 90
	30 - 59 Days	60 - 89 Days	or More	Total		Total	Days or More
	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing
December 31, 2019
Real estate:
Commercial	$224,794	$-	$-	$224,794	$240,713,355	$240,938,149	$-
Construction and land development	-	-	-	-	18,194,955	18,194,955	-
Residential	59,892	-	-	59,892	76,062,177	76,122,069	-
Commercial	-	-	-	-	26,947,503	26,947,503	-
Consumer	-	-	-	-	292,027	292,027	-
Total	$284,686	$-	$-	$284,686	$362,210,017	$362,494,703	$-

December 31, 2018
Real estate:
Commercial	$-	$-	$988,811	$988,811	$237,845,338	$238,834,149	$-
Construction and land development	-	-	-	-	18,265,505	18,265,505	-
Residential	-	-	10,507	10,507	63,013,599	63,024,106	10,507
Commercial	-	25,000	-	25,000	23,298,073	23,323,073	-
Consumer	-	-	-	-	494,009	494,009	-
Total	$-	$25,000	$999,318	$1,024,318	$342,916,524	$343,940,842	$10,507

Year-end impaired loans, segregated by class of loans, are set forth in the following table:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded	Interest
	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
December 31, 2019
Commercial real estate	$2,084,988	$2,084,988	$-	$2,084,988	$-	$2,631,185	$106,874
Residential real estate	50,057	50,057	-	50,057	-	25,029	2,876
	$2,135,045	$2,135,045	$-	$2,135,045	$-	$2,656,213	$109,750
December 31, 2018
Commercial real estate	$3,867,381	$3,177,381	$-	$3,177,381	$-	$3,177,381	$120,193

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

5.	Loans (Continued)

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

At December 31, 2019, the Company had one commercial real estate loan totaling $2,084,988 and one residential loan totaling $50,057 classified as TDRs. The $50,057 loan was restructured as a TDR during 2018. Both are included in impaired loans above. Each loan is paying as agreed. There have been no charge-offs or allowances associated with these two loans.

At December 31, 2018, the Company had one commercial real estate loan totaling $2,134,570 and one residential loan totaling $54,000 classified as TDRs. The $54,000 loan was restructured as a TDR during 2018. Both are included in impaired loans above. Each loan is paying as agreed. There have been no charge-offs or allowances associated with these two loans.

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

Loans by credit grade, segregated by loan type, at year-end, are as follows:

		Above			Pass	Special
December 31, 2019	Excellent	average	Average	Acceptable	watch	mention	Substandard	Doubtful	Total

Real estate:
Commercial	$-	$2,769,944	$91,274,940	$110,566,629	$27,438,005	$-	$8,888,631	$-	$240,938,149
Construction and land development	-	216,000	4,737,737	8,572,151	4,669,067	-	-	-	18,194,955
Residential	39,817	1,633,783	30,767,418	34,784,120	6,386,377	-	2,510,554	-	76,122,069
Commercial	153,848	20,000	11,682,299	11,995,143	3,096,213	-	-	-	26,947,503
Consumer	2,327	99,385	91,620	60,049	19,214	-	240	19,192	292,027
	$195,992	$4,739,112	$138,554,014	$165,978,092	$41,608,876	$-	$11,399,425	$19,192	$362,494,703

		Above			Pass	Special
December 31, 2018	Excellent	average	Average	Acceptable	watch	mention	Substandard	Doubtful	Total

Real estate:
Commercial	$-	$3,632,231	$101,633,803	$104,454,812	$20,356,642	$-	$8,756,661	$-	$238,834,149
Construction and land development	-	-	8,190,212	7,871,642	2,203,651	-	-	-	18,265,505
Residential	35,926	1,178,899	26,856,131	30,169,305	2,093,825	-	2,690,020	-	63,024,106
Commercial	977,054	24,180	12,373,503	7,130,122	2,818,214	-	-	-	23,323,073
Consumer	3,668	80,670	266,704	63,160	-	-	1,340	78,467	494,009
	$1,016,648	$4,915,980	$149,320,353	$149,689,041	$27,472,332	$-	$11,448,021	$78,467	$343,940,842

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

5.	Loans (Continued)

The following tables detail activity in the allowance for loan losses by portfolio for the years ended December 31, 2019 and 2018. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
December 31, 2019	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,754,372	$(11,700)	$-	$21,189	$1,763,861	$-	$1,763,861	$2,084,988	$238,853,161
Construction and land development	196,374	(17,571)	-	14,025	192,828	-	192,828	-	18,194,955
Residential	401,626	76,498	-	-	478,124	-	478,124	50,057	76,072,012
Commercial	102,610	(3,995)	-	9,167	107,782	-	107,782	-	26,947,503
Consumer	10,428	(6,295)	-	-	4,133	-	4,133	-	292,027
Unallocated	43,924	3,063	-	-	46,987	-	46,987	-	-
	$2,509,334	$40,000	$-	$44,381	$2,593,715	$-	$2,593,715	$2,135,045	$360,359,658

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
December 31, 2018	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,867,397	$372,315	$(690,000)	$204,660	$1,754,372	$-	$1,754,372	$3,177,381	$235,656,768
Construction and land development	223,274	(78,496)	(12,115)	63,711	196,374	-	196,374	-	18,265,505
Residential	247,953	153,673	-	-	401,626	-	401,626	-	63,024,106
Commercial	87,353	6,090	-	9,167	102,610	-	102,610	-	23,323,073
Consumer	7,027	3,401	-	-	10,428	-	10,428	-	494,009
Unallocated	25,907	18,017	-	-	43,924	-	43,924	-	-
	$2,458,911	$475,000	$(702,115)	$277,538	$2,509,334	$-	$2,509,334	$3,177,381	$340,763,461

Loans with a balance of approximately $80 million were pledged as collateral to the FHLB as of December 31, 2019. Loans with a balance of approximately $46 million were pledged as collateral to the Federal Reserve Bank of Richmond (the “FRB”) as of December 31, 2019. At December 31, 2019 and 2018, the Company serviced participation loans for others totaling $24.2 and $31.7 million, respectively.

The Company makes loans to customers located primarily in Baltimore County and Carroll County, Maryland and in surrounding areas of northern Maryland. Although the loan portfolio is diversified, many loans are secured by real estate and its performance will be influenced by the economy of the region, including local real estate markets.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6.	Premises and Equipment

A summary of premises and equipment is as follows:

	Useful lives (In years)			2019	2018
Land and improvements		-		$1,952,998	$1,952,998
Buildings and improvements	15	-	39	5,659,635	5,659,635
Furniture and equipment	3	-	10	4,053,075	3,796,514
				11,665,708	11,409,147
Accumulated depreciation and amortization				6,628,857	6,333,837
				$5,036,851	$5,075,310
Depreciation and amortization expense				$295,020	$322,705

Software with a net book value of $47,802 and $73,022 as of December 31, 2019 and 2018, respectively, is included in other assets. Amortization expense of $49,151 and $57,756 was recorded in 2019 and 2018, respectively.

7.	Commitments and Contingencies

Lease Commitments

The Company has an operating lease for the land on which the Hampstead branch is located. The initial term of the lease expired on September 30, 2009 and the lease has been renewed for three five year terms with an expiration date of September 30, 2024. The lease has options to renew for five additional consecutive five-year terms. Effective in July 2012, the Company entered into an operating lease for certain facilities where the Greenmount branch is located. The initial term of the lease was for five years and, effective January 2018, the lease has been renewed for one five-year term with an option to renew for an additional five-year term. The Company has an operating lease for its Atrium branch facility with a term of one year and nine one-year renewals. The lease was renewed in 2019 for another year. The Company entered into an operating lease for the corporate headquarters in June 2015. In July 2019, the lease was amended to increase the amount of space. The lease expires in June 2020 with options to renew for four additional consecutive five year terms. In May 2018, the Company entered into a lease for its Carroll Lutheran Village branch with a term of five years and the option to renew for two additional five year terms.

The following table shows operating lease right of use assets and operating lease liabilities as of December 31, 2019:

	Consolidated Balance
	Sheet classification	December 31, 2019
Operating lease right of use asset	Other assets	$1,392,281
Operating lease liabilities	Other liabilities	$1,559,356

Operating lease cost included in occupancy expense in the statement of income was $195,039 during 2019 and $138,778 during 2018.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

7.	Commitments and Contingencies (continued)

Future undiscounted lease payments for operating leases with initial terms of one year or more as of December 31, 2019 are as follows:

Year	Amount
2020	$165,099
2021	175,784
2022	185,622
2023	191,939
2024	197,586
Thereafter	911,190
Total lease payments	1,827,220
Less imputed interest	(267,864)
Present value of operating lease liabilities	$1,559,356

For operating leases as of December 31, 2019, the weighted average remaining lease term is 9.51 years and the weighted average discount rate is 3.25%. During 2019, cash paid for amounts included in the measurement of lease liabilities was $154,127.

Credit Commitments

Outstanding loan commitments, unused lines of credit, and letters of credit as of December 31, were as follows:

	2019	2018

Loan commitments
Construction and land development	$1,322,275	$6,800,240
Commercial	4,102,000	1,143,217
Commercial real estate	7,560,714	2,853,913
Residential	770,499	1,557,500
	$13,755,488	$12,354,870

Unused lines of credit
Home-equity lines	$3,700,404	$3,594,847
Commercial lines	22,229,095	23,389,326
	$25,929,499	$26,984,173

Letters of credit	$1,935,613	$1,905,553

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

Insurance Reserves

The Insurance Subsidiary insures risks of the Bank (primarily professional liability) that are not available in typical commercially available policies. In addition, the Insurance Subsidiary, as one protected cell of a protected cell captive insurance company (‘CIC”), is responsible for a portion of all claims filed by the other protected cells in the CIC. The Company records liabilities for claims incurred but not reported based on historical loss information and claim emergence patterns. Total liabilities related to Insurance Subsidiary claims at December 31, 2019 and 2018 were $191,951 and $48,618, respectively, and are included in other liabilities in the Consolidated Balance Sheet.

8.	Retirement Plans

The Company has a profit sharing plan qualifying under Section 401(k) of the Internal Revenue Code. All employees age 21 or more with six months of service are eligible for participation in the plan. The Company matches employee contributions up to 4% of total compensation and may make additional discretionary contributions. Employee and employer contributions are 100% vested when made. The Company's contributions to this plan were $193,109 and $173,848 for 2019 and 2018, respectively.

The Company has entered into agreements with 12 employees to provide certain life insurance benefits payable in connection with policies of life insurance on those employees that are owned by the Company. Each of the agreements provides for the amount of death insurance benefits to be paid to beneficiaries of the insured. For this plan, the Company expensed $5,873 and $5,673 in 2019 and 2018, respectively.

The Company adopted supplemental executive retirement plans for three of its executives. The plans provide cash compensation to the executive officers under certain circumstances, including a separation of service. The benefits vest over the period from adoption to a specified age for each executive. The Company recorded expenses, including interest, of $145,964 and $240,609 in 2019 and 2018, respectively, for these plans.

Retirement plan expenses are included in employee benefits on the Consolidated Statements of Income.

9.	Interest-Bearing Deposits

Major classifications of interest-bearing deposits are as follows:

	2019	2018
NOW	$63,299,218	$56,293,730
Money market	54,323,501	54,995,415
Savings	47,572,517	43,638,363
Certificates of deposit, $250,000 or more	33,251,181	23,335,007
Other time deposits	117,507,882	113,732,968
	$315,954,299	$291,995,483

As of December 31, 2019, certificates of deposit mature as follows:

Year	Amount
2020	$96,757,612
2021	34,086,443
2022	12,142,807
2023	5,993,296
2024	1,778,905
$150,759,063

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

10.	Borrowed Funds

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

	2019	2018
Amounts outstanding at year-end:
Securities sold under repurchase agreements	$10,958,118	$11,012,000

Federal Home Loan Bank advances are summarized as follows:

Maturity date	Interest Rate	Amount
9/23/2019	1.25%	-	2,000,000
11/22/2019	1.99%	-	1,000,000
	Total	$-	$3,000,000

Weighted average rate paid at December 31:
Securities sold under repurchase agreements	1.49%	1.07%
Federal Home Loan Bank advances	0.00%	1.50%

Maximum month-end amount outstanding during the year ended December 31:
Securities sold under repurchase agreements	$10,958,118	$22,173,010
Federal Home Loan Bank advances	6,500,000	19,000,000

Average amount outstanding during the year ended December 31:
Securities sold under repurchase agreements	$9,273,092	$17,479,418
Federal Home Loan Bank advances	2,610,959	8,795,890
Borrowings from FRB and commercial banks	90,966	249,044

Average rate paid during the year ended December 31:
Securities sold under repurchase agreements	1.24%	0.83%
Federal Home Loan Bank advances	1.62%	1.50%
Borrowings from FRB and commercial banks	2.91%	1.93%

Investment securities underlying the repurchase agreements at December 31:
Carrying value	$11,441,474	$11,706,765
Estimated fair value	11,859,595	11,710,458

Loans and investment securities pledged to the Federal Home Loan Bank at December 31:
Carrying value - loans	$80,432,808	$63,305,452

Loans pledged to the Federal Reserve Bank at December 31:
Carrying value	$46,086,041	$50,682,236

The Company is approved to borrow approximately $59.1 million against eligible pledged single family residential loans, eligible pledged multi-family loans, eligible pledged commercial loans, and eligible pledged securities under a secured line of credit with the FHLB. In addition, the Company has a facility with the FRB whereby the Company can borrow up to $21.2 million. The Company also has available an unsecured federal funds line of credit of $9.5 million and a secured federal funds line of credit of $9 million from commercial banks.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

11.	Other Noninterest Expenses

Other noninterest expenses include the following:

	2019	2018
Professional services	$448,704	$400,759
Advertising	292,301	237,508
Automated teller machine and debit card expenses	254,792	210,644
Directors fees	212,161	197,116
Telephone	204,486	193,631
Stationery, printing, and supplies	181,823	190,057
Insurance claims	178,500	47,726
Postage, delivery, and armored carrier	154,583	179,677
Internet banking fees	152,750	155,208
Correspondent bank services	128,622	94,763
Travel and conferences	52,152	50,553
Liability insurance	49,447	43,414
Maryland state regulatory assessment	48,794	47,967
Dues and subscriptions	41,261	44,603
Remote deposit expenses	31,278	31,923
Federal Deposit Insurance Corporation premiums	30,571	125,143
Credit reports	29,825	26,860
Payroll preparation	21,406	21,652
Other real estate owned	13,408	42,762
Other	137,679	143,728
	$2,664,543	$2,485,694

12.	Income Taxes

The components of income tax expense are as follows:

	2019	2018
Current
Federal	$756,984	$834,327
State	336,191	383,242
	1,093,175	1,217,569
Deferred	(53,841)	(111,360)
	$1,039,334	$1,106,209

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

12.	Income Taxes (Continued)

The components of the deferred tax expense are as follows:

	2019	2018
Depreciation	$10,501	$(6,049)
Provision for loan losses	(11,007)	287
Other real estate owned allowance for loss	(57,828)	(15,231)
Nonaccrual interest	31,691	(8,888)
Prepaid captive insurance premium	21,373	(9,325)
Write-down of equity securities	9,767	(4,383)
Capitol loss carryover	(5,300)	-
Lease liability, net of right of use asset	(11,258)	-
Post-retirement benefits	(41,780)	(67,771)
	$(53,841)	$(111,360)

The components of the net deferred tax asset are as follows:

Deferred tax assets
Allowance for loan losses	$637,848	$626,841
Other real estate owned allowance for loss	286,182	228,354
Write-down of equity securities	2,864	12,631
Capital loss carryover	5,300	-
Nonaccrual interest	-	31,692
Post-retirement benefits	544,442	502,661
Unrealized loss on securities available for sale	-	215,751
Lease liability, net of right of use asset	45,975	-
	1,522,611	1,617,930
Deferred tax liabilities
Prepaid captive insurance premium	295,039	273,665
Unrealized gain on securities available for sale	16,182	-
Depreciation	175,312	164,811
	486,533	438,476
Net deferred tax asset	$1,036,078	$1,179,454

The differences between the federal income tax rate in effect each year and the effective tax rate for the Company are reconciled as follows:

Statutory federal income tax rate	21.0%	21.0%
Increase (decrease) resulting from:
Federal tax-exempt income	(7.0)	(6.5)
State income taxes, net of federal income tax benefit	4.4	4.7
Nondeductible expenses	0.1	0.1
Other	0.1	(0.3)
	18.6%	19.0%

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

12.	Income Taxes (Continued)

Included in Federal tax-exempt income is the insurance premium revenue of the Insurance Subsidiary.

Our fiscal year 2016 U.S. consolidated federal tax return is under audit by the IRS. As part of its audit, the IRS is reviewing the deductions related to, and the income generated by, the Insurance Subsidiary. The IRS has not completed its audit and has not communicated its position with respect to our tax treatment of the Insurance Subsidiary. If the IRS were to disagree with our tax treatment of the Insurance Subsidiary and we do not prevail in any challenge to this decision, then we could be required to pay taxes, interest, and penalties totaling approximately $2.1 million as of December 31, 2019. Management believes that it is more than likely that the Company would prevail in any challenge to our tax treatment of the Insurance Subsidiary and, therefore, a reserve for uncertain tax positions has not been recorded.

The Company does not have other material uncertain tax positions and did not recognize any adjustments for unrecognized tax benefits. The Company remains subject to examination of income tax returns for the years ending after December 31, 2015.

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

Under the revised prompt corrective action requirements, insured depository institutions are required to meet the following in order to qualify as "well capitalized:" (1) a Common Equity Tier 1 risk-based capital ratio of 6.5%; (2) a Tier 1 risk-based capital ratio of 8%; (3) a total risk-based capital ratio of 10%; and (4) a Tier 1 leverage ratio of 5%.

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

The following table presents actual and required capital ratios as of December 31, 2019 and 2018, for the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2019 and 2018, based on the phase-in provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

As of December 31, 2019 the most recent notification from the FDIC has categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain ratios as set forth in the table. There have been no conditions or events since that notification that management believes have changed the Bank's category. Capital ratios of the Company are substantially the same as the Bank’s.

The FDIC, through formal or informal agreement, has the authority to require an institution to maintain higher capital ratios than those provided by statute, to be categorized as well capitalized under the regulatory framework for prompt corrective action. The following table presents actual and required capital ratios as of December 31, 2019 and 2018, for the Bank under the Basel III Capital Rules.

			Minimum		To Be Well
(Dollars in thousands)	Actual		Capital Adequacy		Capitalized
December 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$51,274	13.88%	$38,775	10.50%	$36,928	10.00%
Tier 1 capital (to risk-weighted assets)	48,681	13.18%	31,389	8.50%	29,543	8.00%
Common equity tier 1 (to risk-weighted assets)	48,681	13.18%	25,850	7.00%	24,003	6.50%
Tier 1 leverage (to average assets)	48,681	10.94%	17,798	4.00%	22,247	5.00%

			Minimum		To Be Well
(Dollars in thousands)	Actual		Capital Adequacy		Capitalized
December 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$47,857	13.50%	$34,996	9.88%	$35,439	10.00%
Tier 1 capital (to risk-weighted assets)	45,348	12.80%	27,908	7.88%	28,351	8.00%
Common equity tier 1 (to risk-weighted assets)	45,348	12.80%	22,593	6.38%	23,036	6.50%
Tier 1 leverage (to average assets)	45,348	10.86%	16,698	4.00%	20,872	5.00%

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

14.	Fair Value

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

●

Other real estate owned (“OREO”): Nonrecurring fair value adjustments to OREO reflect full or partial write-downs that are based on the OREO’s observable market price or current appraised value of the real estate. Since the market for OREO is not active, OREO subjected to nonrecurring fair value adjustments based on the current appraised value of the real estate are classified as Level 3. The appraised value is obtained annually from an independent third party appraiser and is reduced by expected sales costs, which has historically been 10% of the appraised value. State of Maryland regulations require that OREO is written down to $0 after a certain period of time.

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

The following table summarizes financial assets measured at fair value on a recurring and nonrecurring basis as of December 31, 2019 and 2018, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Carrying Value:
	Level 1	Level 2	Level 3	Total
December 31, 2019
Recurring
Available for sale securities
State and municipal	$-	$512,670	$-	$512,670
SBA pools	-	2,151,797	-	2,151,797
Mortgage-backed securities	-	33,867,307	-	33,867,307
	$-	$36,531,774	$-	$36,531,774
Equity security at fair value	$532,321	$-	$-	$532,321
Nonrecurring
Other real estate owned	$-	$-	$-	$-
Impaired loans	-	-	2,135,045	2,135,045

December 31, 2018
Recurring
Available for sale securities
State and municipal	$-	$1,506,505	$-	$1,506,505
SBA pools	-	2,719,372	-	2,719,372
Mortgage-backed securities	-	22,366,114	-	22,366,114
	$-	$26,591,991	$-	$26,591,991
Equity security at fair value	$503,827	$-	$-	$503,827
Nonrecurring
Other real estate owned	$-	$-	$210,150	$210,150
Impaired loans	-	-	3,177,381	3,177,381

Reconciliation of Level 3 Inputs

	Other Real	Impaired
	Estate Owned	Loans
December 31, 2018 fair value	$210,150	$3,177,381
Additions	-	-
Advances	-	-
Write-downs/charge-offs	(210,150)	-
Recoveries	-	15,299
Loan loss provision	-	(15,299)
Principal payments received	-	(1,042,336)
December 31, 2019 fair value	$-	$2,135,045

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

14.	Fair Value (continued)

The estimated fair value of financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of the valuation inputs were as follows:

	December 31, 2019		December 31, 2018
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets
Level 2 inputs
Securities held to maturity	$19,510,018	$20,097,931	$18,127,067	$18,033,093
Mortgage loans held for sale	242,000	245,857	573,638	582,248
Federal Home Loan Bank stock	376,200	376,200	575,800	575,800
Level 3 inputs
Loans, net	359,382,843	359,346,031	340,900,635	337,385,842

Financial liabilities
Level 1 inputs
Noninterest-bearing deposits	$60,659,015	$60,659,015	$62,717,520	$62,717,520
Securities sold under repurchase agreements	10,958,118	10,958,118	11,012,000	11,012,000
Level 2 inputs
Interest-bearing deposits	315,954,299	313,622,299	291,995,483	281,761,483
Federal Home Loan Bank advances	-	-	3,000,000	2,971,000

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

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

15.	Parent Company Financial Information

The condensed financial statements for the Company (parent only) are presented below:

Balance Sheets

December 31,	2019	2018

Assets
Cash and cash equivalents	$64,152	$64,243
Investment in subsidiaries	49,389,364	45,330,464
	$49,453,516	$45,394,707

Liabilities and Stockholders' Equity

Stockholders' equity
Common stock, par value $.01 per share, authorized 5,000,000 shares; issued and outstanding 2,974,019 shares in 2019 and 1,682,997 shares in 2018	$29,740	$16,830
Additional paid-in capital	27,812,991	27,324,794
Retained earnings	21,568,161	18,621,382
Accumulated other comprehensive income	42,624	(568,299)
	49,453,516	45,394,707
	$49,453,516	$45,394,707

Statements of Income

Years Ended December 31,	2019	2018

Income
Cash dividends from subsidiary	$1,331,917	$1,541,225
Total income	1,331,917	1,541,225

Noninterest expense	537	492

Income before before income taxes and equity in undistributed income of subsidiaries	1,331,380	1,540,733
Income taxes (benefit)	-	-
Income before before equity in undistributed income of subsidiaries	1,331,380	1,540,733
Equity in undistributed income of subsidiaries	3,229,424	3,171,943
Net Income	$4,560,804	$4,712,676

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

15.	Parent Company Financial Information (continued)

Statements of Cash Flows

Years Ended December 31,	2019	2018

Cash flows from operating activities
Net Income	$4,560,804	$4,712,676
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(3,229,424)	(3,171,943)
Other	-	7,479
Cash provided by operating activities	1,331,380	1,548,212

Cash flows from investing activities
Contibution of capital to subsdiaries	(310,000)	(600,000)
Cash used by investing activities	(310,000)	(600,000)

Cash flows from financing activities
Proceeds from sale of common stock	-	1,550
Dividends paid, net of reinvestments	(1,021,471)	(933,903)
Cash provided by financing activities	(1,021,471)	(932,353)

Net increase (decrease) in cash and cash equivalents	(91)	15,859

Cash and cash equivalents at beginning of period	64,243	48,384
Cash and cash equivalents at end of period	$64,152	$64,243

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

16.	Quarterly Results of Operations

	Three Months Ended
	Unaudited
2019	December 31	September 30	June 30	March 31

Interest income	$4,776,334	$4,719,012	$4,659,456	$4,547,536
Interest expense	977,295	956,411	924,864	821,383
Net interest income	3,799,039	3,762,601	3,734,592	3,726,153
Provision for loan losses	40,000	(13,000)	-	13,000
Net income	1,060,786	1,177,910	1,225,821	1,096,287
Earnings per share - basic and diluted	$0.36	$0.40	$0.42	$0.37

2018	December 31	September 30	June 30	March 31

Interest income	$4,599,891	$4,525,190	$4,385,506	$4,257,746
Interest expense	726,549	664,018	580,913	535,761
Net interest income	3,873,342	3,861,172	3,804,593	3,721,985
Provision for loan losses	450,000	(100,000)	75,000	50,000
Net income	1,136,805	1,308,688	1,145,065	1,122,118
Earnings per share - basic and diluted	$0.39	$0.45	$0.39	$0.38

17.	Litigation

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

An evaluation of the effectiveness of these disclosure controls as of December 31, 2019 was carried out under the supervision and with the participation of the Company’s management, including the PEO and the PFO. Based on that evaluation, the Company’s management, including the PEO and the PFO, has concluded that the Company’s disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the fourth quarter of 2019, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has performed an evaluation and testing of the Company’s internal control over financial reporting as of December 31, 2019. Management’s report on the Company’s internal control over financial reporting is included on the following page. The Company’s is a “smaller reporting company” as defined by Rule 12b-2 under the Exchange Act and, accordingly, its independent registered public accounting firm is not required to attest to the foregoing management report.

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

Management assessed the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2019 based upon criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment and on the foregoing criteria, management has concluded that, as of December 31, 2019, the Bank’s internal control over financial reporting is effective.

March 6, 2020

/s/James R. Bosley, Jr.	/s/Mark C. Krebs
James R. Bosley, Jr.	Mark C. Krebs
President & Chief Executive Officer	Executive Vice President & Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company has adopted a Code of Ethics applicable to its principal executive officer, principal financial officer, principal accounting officer, or controller, or persons performing similar functions. This Code of Ethics is applicable to all directors and employees. A copy of this Codes of Ethics is available on our website, www.fmb1919.bank, and may be accessed by clicking on “Investor Relations”, then “Corporate Overview” and then “Code of Ethics”.

All other information required by this item is incorporated herein by reference to the following sections of the Company’s definitive proxy statement for the 2020 annual meeting of stockholders that was filed with the SEC pursuant to Regulation 14A (the “2020 Proxy Statement”):

●	ELECTION OF DIRECTORS (Proposal 1);
●	CONTINUING DIRECTORS;
●	QUALIFICATIONS FOR DIRECTOR NOMINEES AND CURRENT DIRECTORS;
●	EXECUTIVE OFFICERS;
●	SECTION 16(a) BENEFICIAL OWNERSHIP AND REPORTING COMPLIANCE; and
●	CORPORATE GOVERNANCE (under “Committees of the Board of Directors - Audit Committee”).

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the sections of the 2020 Proxy Statement entitled “DIRECTOR COMPENSATION” and “EXECUTIVE COMPENSATION”.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company has not adopted or implemented any equity compensation plans or arrangements.

All other information required by this item is incorporated herein by reference to the section of the 2020 Proxy Statement entitled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT”.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the sections of the 2020 Proxy Statement entitled “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” and “CORPORATE GOVERNANCE MATTERS” (under “Director Independence”).

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section of the 2020 Proxy Statement entitled “AUDIT FEES AND SERVICES”.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1), (2) and (c) Financial Statements.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2019 and 2018

Consolidated Statements of Income for the years ended December 31, 2019 and 2018

Consolidated Statement of Comprehensive Income for the years ended December 31, 2019 and 2018

Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2019 and 2018

Consolidated Statement of Cash Flows for the years ended December 31, 2019 and 2018

Notes to Consolidated Financial Statements for the years ended December 31, 2019 and 2018

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

10.1

Supplemental Executive Retirement Agreement, dated as of December 30, 2010, between Farmers and Merchants Bank and James R. Bosley, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10)

10.2

First Amendment to Supplemental Executive Retirement Agreement, dated as of February 22, 2011, between Farmers and Merchants Bank and James R. Bosley, Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10)

10.3

Supplemental Executive Retirement Agreement, dated as of December 30, 2010, between Farmers and Merchants Bank and Christopher T. Oswald (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10)

10.4

First Amendment to Supplemental Executive Retirement Agreement, dated as of February 22, 2011, between Farmers and Merchants Bank and Christopher T. Oswald (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10)

10.5

Performance Driven Retirement Plan Agreement, dated as of November 17, 2015, between Farmers and Merchants Bank and Mark C. Krebs (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10)

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

FARMERS AND MERCHANTS BANCSHARES, INC.

Dated: March 6, 2020	By:	/s/ James R. Bosley, Jr.
James R. Bosley, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ James R. Bosley, Jr.	/s/ Roger D. Cassell
James R. Bosley, Jr., Director, President and Chief Executive Officer	Roger D. Cassell, Director
(Principal Executive Officer)	March 6, 2020
March 6, 2020

/s/ Steven W. Eline	/s/ Edward A. Halle, Jr.
Steven W. Eline, Director	Edward A. Halle, Jr., Director
March 6, 2020	March 6, 2020

/s/ Ronald W. Hux	/s/ Mark C. Krebs
Ronald W. Hux, Director	Mark C. Krebs, Treasurer and Chief Financial Officer
March 6, 2020	(Principal Financial Officer and Principal Accounting Officer)
March 6, 2020

/s/ Bruce L. Schindler	/s/ J. Lawrence Mekulski
Bruce L. Schindler, Director	J. Lawrence Mekulski, Director
March 6, 2020	March 6, 2020

/s/ Teresa L. Smack	/s/ John J. Schuster, Jr.
Teresa L. Smack, Director	John J. Schuster, Jr., Director
March 6, 2020	March 6, 2020

/s/ Louna S. Primm	/s/ Paul F. Wooden, Jr.
Louna S. Primm, Director	Paul F. Wooden, Jr., Director
March 6, 2020	March 6, 2020