Form 10-Q
period 2020-03-31
Farmers & Merchants Bancshares, Inc.
filed 2020-05-13
CIK 1698022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,974,019 as of May 12, 2020.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31,	December 31,
	2020	2019
	(Unaudited)
Assets

Cash and due from banks	$17,409,858	$6,664,307
Federal funds sold and other interest-bearing deposits	5,233,944	2,457,045
Cash and cash equivalents	22,643,802	9,121,352
Certificate of deposit in other bank	100,000	100,000
Securities available for sale	40,666,044	36,531,774
Securities held to maturity	19,017,782	19,510,018
Equity security at fair value	543,600	532,321
Federal Home Loan Bank stock, at cost	611,300	376,200
Mortgage loans held for sale	1,481,450	242,000
Loans, less allowance for loan losses of $2,740,150 and $2,593,715	358,319,859	359,382,843
Premises and equipment	5,136,920	5,036,851
Accrued interest receivable	1,065,397	1,019,540
Deferred income taxes	988,558	1,036,078
Bank owned life insurance	7,187,489	7,145,477
Other assets	1,839,179	2,180,644
	$459,601,380	$442,215,098

Liabilities and Stockholders' Equity

Deposits
Noninterest-bearing	$61,153,068	$60,659,015
Interest-bearing	328,611,361	315,954,299
Total deposits	389,764,429	376,613,314
Securities sold under repurchase agreements	9,708,344	10,958,118
Federal Home Loan Bank of Atlanta advances	5,000,000	-
Accrued interest payable	349,725	346,214
Other liabilities	4,356,888	4,843,936
	409,179,386	392,761,582
Stockholders' equity
Common stock, par value $.01 per share, authorized 5,000,000 shares; issued and outstanding 2,974,019 in 2020 and 2019	29,740	29,740
Additional paid-in capital	27,812,991	27,812,991
Retained earnings	22,411,468	21,568,161
Accumulated other comprehensive income	167,795	42,624
	50,421,994	49,453,516
	$459,601,380	$442,215,098

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three months ended
	March 31
	2020	2019

Interest income
Loans, including fees	$4,322,654	$4,160,086
Investment securities - taxable	210,506	152,317
Investment securities - tax exempt	144,084	160,607
Federal funds sold and other interest earning assets	32,792	74,526
Total interest income	4,710,036	4,547,536

Interest expense
Deposits	906,199	775,531
Securities sold under repurchase agreements	38,194	25,299
Federal Home Loan Bank advances and other borrowings	109	20,553
Total interest expense	944,502	821,383
Net interest income	3,765,534	3,726,153

Provision for loan losses	125,000	13,000

Net interest income after provision for loan losses	3,640,534	3,713,153

Noninterest income
Service charges on deposit accounts	158,555	152,060
Mortgage banking income	62,257	32,719
Bank owned life insurance income	42,012	40,386
Unrealized gain on equity security	8,510	7,845
Gain on sale of SBA loans	-	130,015
Other fees and commissions	30,668	29,371
Total noninterest income	302,002	392,396

Noninterest expense
Salaries	1,354,919	1,326,783
Employee benefits	447,104	381,964
Occupancy	183,152	214,420
Furniture and equipment	160,449	155,147
Acquisition	179,824	-
Other	620,865	676,972
Total noninterest expense	2,946,313	2,755,286

Income before income taxes	996,223	1,350,263
Income taxes	152,916	253,976
Net income	$843,307	$1,096,287

Earnings per share - basic and diluted	$0.28	$0.37

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019

Net income	$843,307	$1,096,287

Other comprehensive income, net of income taxes:

Securities available for sale
Net unrealized gain arising during the period	172,691	412,306
Income tax expense	47,520	113,456
Total other comprehensive income	125,171	298,850

Total comprehensive income	$968,478	$1,395,137

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Three months ended March 31, 2020 and 2019

(Unaudited except for year-end amounts)

			Additional		Accumulated other	Total
	Common stock		paid-in	Retained	comprehensive	stockholders'
	Shares	Par value	capital	earnings	income	equity
Balance, December 31, 2018	1,682,997	$16,830	$27,324,794	$18,621,382	$(568,299)	$45,394,707

Net income	-	-	-	1,096,287	-	1,096,287
Unrealized loss on securities available for sale net of income tax expense of $113,456	-	-	-	-	298,850	298,850
Reclassification due to adoption of ASU No. 2016-02	-	-	-	(91,447)	-	(91,447)

Balance, March 31, 2019	1,682,997	$16,830	$27,324,794	$19,626,222	$(269,449)	$46,698,397

Balance, December 31, 2019	2,974,019	$29,740	$27,812,991	$21,568,161	$42,624	$49,453,516

Net income	-	-	-	843,307	-	843,307
Unrealized gain on securities available for sale net of income tax expense of $47,520	-	-	-	-	125,171	125,171

Balance, March 31, 2020	2,974,019	$29,740	$27,812,991	$22,411,468	$167,795	$50,421,994

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

Three Months Ended March 31,	2020	2019

Cash flows from operating activities
Interest received	$4,640,609	$4,508,539
Fees and commissions received	251,480	214,151
Interest paid	(940,991)	(782,666)
Proceeds from sale of mortgage loans held for sale	3,148,200	1,488,092
Origination of mortgage loans held for sale	(4,387,650)	(1,331,919)
Cash paid to suppliers and employees	(3,112,503)	(2,865,997)
	(400,855)	1,230,200

Cash flows from investing activities
Proceeds from maturity and call of securities
Available for sale	2,412,263	1,438,497
Held to maturity	500,000	200,000
Purchase of securities
Available for sale	(6,434,692)	(5,062,430)
Held to maturity	-	(132,187)
Loans made to customers, net of principal collected	958,785	4,403,357
Proceeds from sale of loans	-	1,483,594
Redemption (purchase) of stock in FHLB of Atlanta	(235,100)	72,100
Purchases of premises, equipment and software	(179,292)	(33,464)
	(2,978,036)	2,369,467

Cash flows from financing activities
Net increase (decrease) in
Noninterest-bearing deposits	494,053	(2,285,616)
Interest-bearing deposits	12,657,062	12,760,098
Securities sold under repurchase agreements	(1,249,774)	(1,879,205)
Federal Home Loan Bank of Atlanta advances	5,000,000	-
	16,901,341	8,595,277

Net increase in cash and cash equivalents	13,522,450	12,194,944

Cash and cash equivalents at beginning of period	9,121,352	14,618,237
Cash and cash equivalents at end of period	$22,643,802	$26,813,181

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

Three Months Ended March 31,	2020	2019

Reconciliation of net income to net cash provided by operating activities
Net income	$843,307	$1,096,287
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	89,852	90,167
Provision for loan losses	125,000	13,000
Lease expense in excess of rent paid	8,672	11,083
Equity security dividend reinvested	(2,769)	(3,045)
Unrealized gain on equity security	(8,510)	(7,845)
Gain on sale of loans	-	(130,015)
Decrease (increase) in mortgage loans held for sale	(1,239,450)	156,173
Amortization of premiums and accretion of discounts, net	53,086	19,721
Increase (decrease) in
Deferred loan fees	(20,801)	(11,680)
Accrued interest payable	3,511	38,717
Other liabilities	(458,358)	(115,566)
Decrease (increase) in
Accrued interest receivable	(45,857)	(24,271)
Bank owned life insurance cash surrender value	(42,012)	(40,386)
Other assets	293,474	137,860

	$(400,855)	$1,230,200

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods have been made. Such adjustments were normal and recurring in nature. The results of operations for the three months ended March 31, 2020 do not necessarily reflect the results that may be expected for the entire fiscal year ending December 31, 2020 or any future interim period. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2019, which are included in Farmers and Merchants Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) - Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 modifies the disclosure requirements on fair value measurements in ASC Topic 820. The amendments in this update remove disclosures that no longer are considered cost beneficial, modify/clarify the specific requirements of certain disclosures, and add disclosure requirements identified as relevant. ASU 2018-13 was effective for us on January 1, 2020, with early adoption permitted, and did not have a material impact on the Company’s financial statements.

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

In August 2018, the FASB issued ASU 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” ASU 2018-15 clarifies certain aspects of ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” which was issued in April 2015. Specifically, ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 does not affect the accounting for the service element of a hosting arrangement that is a service contract. ASU 2018-15 was effective for us on January 1, 2020, with early adoption permitted, and did not have a material impact on the Company’s financial statements.

Subsequent Events

On March 11, 2020, the World Health Organization declared a pandemic as a result of the global spread of the coronavirus, commonly referred to as COVID-19.  The spread of the disease quickly accelerated in the United States and to date, all 50 states have reported cases.  The U.S. and state governments reacted to the pandemic by issuing shelter-at-home orders and requiring that non-essential businesses be closed to prevent spread of the virus.  The health crisis quickly turned into a financial crisis resulting in guidance and mandates regarding foreclosures and repossessions and accounting and regulatory changes designed to encourage banks to work with customers suffering detrimental financial impact.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

As a result of the pandemic effecting the states and local markets in which it operates, the Company successfully implemented its Pandemic Contingency Plan with the goal of protecting the health, safety and financial well-being of its associates and customers.  As part of its plan to protect the financial well-being of its customers, the Company chose to participate and educate its customers on the government sponsored plans established to provide financial assistance to businesses.

The U.S. Government’s Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) established the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) which provides small businesses with resources to maintain payroll, hire back employees who may have been laid off, and to cover applicable overhead expenses.  We acted expeditiously to prepare our associates so they could guide our customers on the proper procedures necessary to enable them to take advantage of this program.  We developed an SBA PPP specific information site within our website that provided detailed information, links and materials for eligible customers to access.  Internally, we reallocated resources to review, process and data enter customer applications, working tirelessly over extended hours to provide access to as many local business owners as possible.  We were able to fund 172 loan applications for approximately $25.3 million from the first tranche of PPP designated funds.  Congress allocated additional funding to the PPP on April 23, 2020.  Due to our advance preparation and software implementation, we were able to quickly gain approval for an additional 78 loan applications for approximately $5.1 million through May 11, 2020.  In total, we have gained approval for over $30 million dollars to 250 small businesses.  Approximately 68% of the loans were under $100,000 in size. We will continue to provide access to the PPP and process applications for as long as the PPP is open and funds are available so that we can assist as many small business owners in our markets as possible.  These loans are 100% guaranteed by the SBA, have up to a two-year maturity, provide for a six-month deferral period, and have an interest rate of 1%.  These loans may be forgiven by the SBA if the borrower meets certain conditions, including by using at least 75% of the loan proceeds for payroll costs.  The SBA also established processing fees from 1% to 5%, depending on the loan amount.  We anticipate receiving approximately $1,257,000 in fees.

In April 2020, the Bank established eligibility to participate in the Paycheck Protection Program Liquidity Facility (“PPPLF”) which was established by Congress and administered by the Federal Reserve Bank.  This facility uses the SBA guaranteed PPP loans as collateral, offering 100% collateral coverage with no recourse to the Bank.  The majority of the PPP loan disbursements, which were all subsequent to quarter end, have been to internal, non-interest-bearing accounts awaiting use by borrowers.  As a result, we have not yet accessed the PPPLF, but are prepared to utilize the fund when management determines the timing is appropriate.

The Company’s allowance for loan losses (the “ALL”) increased $146,435 to $2,740,150 at March 31, 2020 compared to $2,593,715 at December 31, 2019.  The ALL to total loans was 0.76% and 0.72% at March 31, 2020 and December 31, 2019, respectively.  This increase was driven by the increased provision expense which was adjusted for qualitative factors related to the economic uncertainty and increased unemployment rates related to the COVID-19 pandemic.

The Company has provided loan modifications to its borrowers who are impacted by the COVID-19. Modifications include deferrals of principal and interest for periods up to three months and interest only periods of three months. These deferrals could be extended an additional three months. As of May 6, 2020, the Company has modified loans with an aggregate principal balance of $80.4 million, or 22% of its loan portfolio.  The Company is currently evaluating requests for relief on an additional $33.8 million in loans, or 9% of its loan portfolio. The pandemic has had an impact on most industries represented by the Company’s loan portfolio with respect to which these modifications have been made, including retail, mixed use, residential rental, land development, accommodations, senior living, commercial office, and warehouse.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3.	Investment Securities

Investments in debt securities are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
March 31, 2020	cost	gains	losses	value

Available for sale

State and municipal	$2,382,514	$1,218	$3,104	$2,380,628
SBA pools	2,054,025	-	46,398	2,007,627
Corporate bonds	495,000	-	9,552	485,448
Mortgage-backed securities	35,503,008	461,811	172,478	35,792,341
	$40,434,547	$463,029	$231,532	$40,666,044

Held to maturity

State and municipal	$19,017,782	$63,126	$434,872	$18,646,036

	Amortized	Unrealized	Unrealized	Fair
December 31, 2019	cost	gains	losses	value

Available for sale

State and municipal	$508,134	$4,536	$-	$512,670
SBA pools	2,203,834	-	52,037	2,151,797
Mortgage-backed securities	33,760,999	255,843	149,535	33,867,307
	$36,472,967	$260,379	$201,572	$36,531,774

Held to maturity

State and municipal	$19,510,018	$588,393	$480	$20,097,931

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

3.	Investment Securities (continued)

Contractual maturities, shown below, will differ from actual maturities because borrowers and issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
March 31, 2020	cost	value	cost	value

Within one year	$1,875,000	$1,875,000	$256,279	$257,642
Over one to five years	752,514	739,858	561,884	561,512
Over five to ten years	250,000	251,218	3,224,291	3,246,851
Over ten years	-	-	14,975,328	14,580,031
	2,877,514	2,866,076	19,017,782	18,646,036
Mortgage-backed securities and SBA pools, due in monthly installments	37,557,033	37,799,968	-	-
	$40,434,547	$40,666,044	$19,017,782	$18,646,036

December 31, 2019

Within one year	$-	$-	$257,150	$261,204
Over one to five years	258,134	258,838	562,587	565,140
Over five to ten years	250,000	253,832	2,717,125	2,782,474
Over ten years	-	-	15,973,156	16,489,113
	508,134	512,670	19,510,018	20,097,931

Mortgage-backed securities and SBA pools, due in monthly installments	35,964,833	36,019,104	-	-
	36,472,967	$36,531,774	$19,510,018	$20,097,931

Securities with a carrying value of $10,258,557 and $11,441,474 as of March 31, 2020 and December 31, 2019, respectively, were pledged as collateral for government deposits and securities sold under repurchase agreements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

3.	Investment Securities (continued)

The following table sets forth the Company’s gross unrealized losses on a continuous basis for investments in debt securities, by category and length of time, at March 31, 2020 and December 31, 2019.

March 31, 2020	Less than 12 months		12 months or more		Total
Description of investments	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

State and municipal	$10,322,326	$437,976	$-	$-	$10,322,326	$437,976
SBA pools	-	-	2,007,627	46,398	2,007,627	46,398
Corporate bonds	485,448	9,552	-	-	485,448	9,552
Mortgage-backed securities	13,848,896	128,364	2,366,487	44,114	16,215,383	172,478
Total	$24,656,670	$575,892	$4,374,114	$90,512	$29,030,784	$666,404

December 31, 2019	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
Description of investments	Fair value	losses	Fair value	losses	Fair value	losses

State and municipal	$251,618	$480	$-	$-	$251,618	$480
SBA pools	-	-	2,151,797	52,037	2,151,797	52,037
Mortgage-backed securities	10,643,624	58,063	7,295,788	91,472	17,939,412	149,535
Total	$10,895,242	$58,543	$9,447,585	$143,509	$20,342,827	$202,052

Management has the ability and intent to hold securities classified as held to maturity until they mature, at which time the Company should receive full value for the securities. As of March 31, 2020 and December 31, 2019, management did not have the intent to sell any of the held to maturity or available for sale securities with unrealized losses before a recovery of cost. The unrealized losses detailed in the table above were due to increases in market interest rates over the yields available at the time the underlying securities were purchased as well as other market conditions for each particular security based upon the structure and remaining principal balance. The fair values of the investment securities are expected to recover as the securities approach their maturity dates or repricing dates or if market yields for such investments decline. Based on the foregoing factors, as of March 31, 2020 and December 31, 2019, management believes that these unrealized losses are temporary and, accordingly, have not been recognized in the Company’s consolidated statement of income.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

4.	Loans

Major categories of loans are as follows:

	March 31,	December 31,
	2020	2019

Real estate:
Commercial	$241,137,394	$240,938,149
Construction and land development	19,574,506	18,194,955
Residential	75,106,688	76,122,069
Commercial	25,452,964	26,947,503
Consumer	285,801	292,027
	361,557,353	362,494,703
Less: Allowance for loan losses	2,740,150	2,593,715
Deferred origination fees net of costs	497,344	518,145
	$358,319,859	$359,382,843

At March 31, 2020 and December 31, 2019, the Company had no nonaccrual loans.

An age analysis of past due loans, segregated by type of loan, is as follows:

			90 Days				Past Due 90
	30 - 59 Days	60 - 89 Days	or More	Total		Total	Days or More
	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing
March 31, 2020
Real estate:
Commercial	$3,836,886	$-	$-	$3,836,886	$237,300,508	$241,137,394	$-
Construction and land development	-	-	-	-	19,574,506	19,574,506	-
Residential	58,834	-	-	58,834	75,047,854	75,106,688	-
Commercial	-	-	-	-	25,452,964	25,452,964	-
Consumer	-	-	-	-	285,801	285,801	-
Total	$3,895,720	$-	$-	$3,895,720	$357,661,633	$361,557,353	$-

December 31, 2019
Real estate:
Commercial	$224,794	$-	$-	$224,794	$240,713,355	$240,938,149	$-
Construction and land development	-	-	-	-	18,194,955	18,194,955	-
Residential	59,892	-	-	59,892	76,062,177	76,122,069	-
Commercial	-	-	-	-	26,947,503	26,947,503	-
Consumer	-	-	-	-	292,027	292,027	-
Total	$284,686	$-	$-	$284,686	$362,210,017	$362,494,703	$-

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

4.	Loans (continued)

Impaired loans, segregated by class of loans with average recorded investment and interest recognized for the three months ended March 31, 2020 and the year ended December 31, 2019, are set forth in the following table:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded
	Balance	Allowance	Allowance	Investment	Allowance	Investment
March 31, 2020
Real estate:
Commercial	$2,071,836	$2,071,836	$-	$2,071,836	$-	$2,078,412
Residential	49,342	49,342	-	49,342	-	24,671
	$2,121,178	$2,121,178	$-	$2,121,178	$-	$2,103,083

December 31, 2019
Real estate:
Commercial	$2,084,988	$2,084,988	$-	$2,084,988	$-	$2,631,185
Residential	50,057	50,057	-	50,057	-	25,029
	$2,135,045	$2,135,045	$-	$2,135,045	$-	$2,656,214

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

At March 31, 2020, the Company had one commercial real estate loan totaling $2,071,836 and one residential real estate loan totaling $49,342 that were classified as TDRs. All are included in impaired loans above. At March 31, 2020, the commercial real estate loan is paying as agreed while the residential real estate loan was 30 to 59 days delinquent. There have been no charge-offs or allowances associated with these two loans.

At December 31, 2019, the Company had one commercial real estate loan totaling $2,084,988 and one residential real estate loan totaling $50,057 that were classified as TDRs. All are included in impaired loans above. Each loan is paying as agreed. There have been no charge-offs or allowances associated with these two loans.

Section 4013 of the CARES Act allows financial institutions to suspend application of certain current TDRs accounting guidance under ASC 310-40 for loan modifications related to the COVID-19 pandemic made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the COVID-19 national emergency, provided certain criteria are met. This relief can be applied to loan modifications for borrowers that were not more than 30 days past due as of December 31, 2019 and to loan modifications that defer or delay the payment of principal or interest, or change the interest rate on the loan. In April 2020, federal and state banking regulators issued the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus to provide further interpretation of when a borrower is experiencing financial difficulty, specifically indicating that if the modification is either short-term (e.g., six months) or mandated by a federal or state government in response to the COVID-19 pandemic, the borrower is not experiencing financial difficulty under ASC 310-40. The Company continues to prudently work with borrowers negatively impacted by the COVID-19 pandemic while managing credit risks and recognizing appropriate allowance for loan losses on its loan portfolio.  As of May 6, 2020, the Company has modified loans, due to the pandemic and at the borrower’s request, with an aggregate principal balance of $80.4 million, or 22% of its loan portfolio.  The Company is currently evaluating requests for relief on an additional $33.8 million in loans, or 9% of its loan portfolio.  All of these modifications are not be accounted for as TDRs since they currently meet the guidelines of the CARES Act. See Note 2 to the financial statements included elsewhere in this report for additional information.

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

Loans by credit grade, segregated by loan type, are as follows:

		Above			Pass	Special
March 31, 2020	Excellent	average	Average	Acceptable	watch	mention	Substandard	Doubtful	Total

Real estate:
Commercial	$-	$2,638,429	$83,131,894	$107,599,125	$38,927,221	$-	$8,840,725	$-	$241,137,394
Construction and land development	-	-	2,468,630	11,206,356	5,899,520	-	-	-	19,574,506
Residential	39,853	1,509,432	29,534,359	35,577,567	5,964,205	-	2,481,272	-	75,106,688
Commercial	-	20,000	6,649,244	15,520,228	3,263,492	-	-	-	25,452,964
Consumer	8,714	96,856	75,772	56,794	18,408	-	-	29,257	285,801
	$48,567	$4,264,717	$121,859,899	$169,960,070	$54,072,846	$-	$11,321,997	$29,257	$361,557,353

		Above			Pass	Special
December 31, 2019	Excellent	average	Average	Acceptable	watch	mention	Substandard	Doubtful	Total

Real estate:
Commercial	$-	$2,769,944	$91,274,940	$110,566,629	$27,438,005	$-	$8,888,631	$-	$240,938,149
Construction and land development	-	216,000	4,737,737	8,572,151	4,669,067	-	-	-	18,194,955
Residential	39,817	1,633,783	30,767,418	34,784,120	6,386,377	-	2,510,554	-	76,122,069
Commercial	153,848	20,000	11,682,299	11,995,143	3,096,213	-	-	-	26,947,503
Consumer	2,327	99,385	91,620	60,049	19,214	-	240	19,192	292,027
	$195,992	$4,739,112	$138,554,014	$165,978,092	$41,608,876	$-	$11,399,425	$19,192	$362,494,703

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

The following table details activity in the allowance for loan losses by portfolio for the three-month periods ended March 31, 2020 and 2019 and for the year ended December 31, 2019.   Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
March 31, 2020	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,763,861	$149,860	$-	$2,000	$1,915,721	$-	$1,915,721	$2,071,836	$239,065,558
Construction and land development	192,828	13,677	-	3,600	210,105	-	210,105	-	19,574,506
Residential	478,124	1,629	-	-	479,753	-	479,753	49,342	75,057,346
Commercial	107,782	(16,720)	-	15,835	106,897	-	106,897	-	25,452,964
Consumer	4,133	824	-	-	4,957	-	4,957	-	285,801
Unallocated	46,987	(24,270)	-	-	22,717	-	22,717	-	-
	$2,593,715	$125,000	$-	$21,435	$2,740,150	$-	$2,740,150	$2,121,178	$359,436,175

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
March 31, 2019	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,754,372	$3,524	$-	$1,000	$1,758,896	$-	$1,758,896	$3,163,793	$233,630,509
Construction and land development	196,374	(29,317)	-	3,375	170,432	-	170,432	-	15,914,131
Residential	401,626	32,059	-	-	433,685	-	433,685	-	63,019,749
Commercial	102,610	(3,482)	-	2,500	101,628	-	101,628	-	22,095,306
Consumer	10,428	(5,569)	-	-	4,859	-	4,859	-	367,293
Unallocated	43,924	15,785	-	-	59,709	-	59,709	-	-
	$2,509,334	$13,000	$-	$6,875	$2,529,209	$-	$2,529,209	$3,163,793	$335,026,988

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
December 31, 2019	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,754,372	$(11,700)	$-	$21,189	$1,763,861	$-	$1,763,861	$2,084,988	$238,853,161
Construction and land development	196,374	(17,571)	-	14,025	192,828	-	192,828	-	18,194,955
Residential	401,626	76,498	-	-	478,124	-	478,124	50,057	76,072,012
Commercial	102,610	(3,995)	-	9,167	107,782	-	107,782	-	26,947,503
Consumer	10,428	(6,295)	-	-	4,133	-	4,133	-	292,027
Unallocated	43,924	3,063	-	-	46,987	-	46,987	-	-
	$2,509,334	$40,000	$-	$44,381	$2,593,715	$-	$2,593,715	$2,135,045	$360,359,658

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

5.	Lease Commitments

The Company and its subsidiaries are obligated under operating leases for certain office premises.

The following table shows operating lease right of use assets and operating lease liabilities as of March 31, 2020 and December 31, 2020:

	Consolidated Balance
	Sheet classification	March 31, 2020	December 31, 2019
Operating lease right of use asset	Other assets	$1,354,918	$1,392,281
Operating lease liabilities	Other liabilities	1,530,666	1,559,356

Operating lease cost included in occupancy expense in the statement of income for the three-month periods ended March 31, 2020 and 2019 was $49,791 and $47,807, respectively.

Future minimum payments under the agreements, including those option years for which the Company is reasonably certain to renew, are as follows:

Year	Amount

2020	$149,884
2021	210,955
2022	221,497
2023	228,531
2024	234,910
Thereafter	1,140,679
Total lease payments	2,186,456
Less imputed interest	(655,790)
Present value of operating lease liabilities	$1,530,666

For operating leases as of March 31, 2020, the weighted average remaining lease term is 9.3 years and the weighted average discount rate is 3.25%.  During the three-month periods ended March 31, 2020 and 2019, cash paid for amounts included in the measurement of lease liabilities was $41,119 and $36,724, respectively.

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

The implementation of the capital conservation buffer began on January 1, 2016, at the 0.625% level and was phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reached 2.5% on January 1, 2019). The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and does not have current applicability to the Bank. As of March 31, 2020, the Bank met all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis.

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

The following table presents actual and required capital ratios as of March 31, 2020 and December 31, 2019 for the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of March 31, 2020 and December 31, 2019 based on the phase-in provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. Capital ratios of the Company are substantially the same as the Bank’s.

			Minimum
			Capital Adequacy		To Be Well
(Dollars in thousands)	Actual		Phase-In Schedule		Capitalized
March 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$51,985	14.09%	$38,741	10.50%	$36,896	10.00%
Tier 1 capital (to risk-weighted assets)	49,245	13.35%	31,362	8.50%	29,517	8.00%
Common equity tier 1 (to risk-weighted assets)	49,245	13.35%	25,827	7.00%	23,982	6.50%
Tier 1 leverage (to average assets)	49,245	10.98%	17,933	4.00%	22,416	5.00%

			Minimum
			Capital Adequacy		To Be Well
(Dollars in thousands)	Actual		Phase-In Schedule		Capitalized
December 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$51,274	13.88%	$38,775	10.50%	$36,928	10.00%
Tier 1 capital (to risk-weighted assets)	48,681	13.18%	31,389	8.50%	29,543	8.00%
Common equity tier 1 (to risk-weighted assets)	48,681	13.18%	25,850	7.00%	24,003	6.50%
Tier 1 leverage (to average assets)	48,681	10.94%	17,798	4.00%	22,247	5.00%

To be categorized as well capitalized, the Bank must maintain ratios as set forth in the table. As of March 31, 2020, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There have been no conditions or events since that notification that management believes have changed the Bank’s category.

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

The following table summarizes financial assets measured at fair value on a recurring and nonrecurring basis as of March 31, 2020 and December 31, 2019, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Carrying Value:
	Level 1	Level 2	Level 3	Total
March 31, 2020

Recurring
Available for sale securities
State and municipal	$-	$2,380,628	$-	$2,380,628
SBA pools	-	2,007,627	-	2,007,627
Corporate bonds	-	485,448	-	485,448
Mortgage-backed securities	-	35,792,341	-	35,792,341
	$-	$40,666,044	$-	$40,666,044

Equity security at fair value
Mutual fund	$543,600	$-	$-	$543,600

Nonrecurring
Impaired loans	$-	$-	$2,121,178	$2,121,178

December 31, 2019

Recurring
Available for sale securities
State and municipal	$-	$512,670	$-	$512,670
SBA pools	-	2,151,797	-	2,151,797
Mortgage-backed securities	-	33,867,307	-	33,867,307
	$-	$36,531,774	$-	$36,531,774

Equity security at fair value
Mutual fund	$532,321	$-	$-	$532,321

Nonrecurring
Impaired loans	$-	$-	$2,135,045	$2,135,045

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

7.	Fair Value (continued)

The estimated fair value of financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of the valuation inputs were as follows:

	March 31, 2020		December 31, 2019
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets
Level 2 inputs
Securities held to maturity	$19,017,782	$18,646,036	$19,510,018	$20,097,931
Mortgage loans held for sale	1,481,450	1,501,296	242,000	245,857
Federal Home Loan Bank stock	611,300	611,300	376,200	376,200
Level 3 inputs
Loans, net	358,319,859	358,411,804	359,382,843	359,346,031

Financial liabilities
Level 1 inputs
Noninterest-bearing deposits	$61,153,068	$61,153,068	$60,659,015	$60,659,015
Securities sold under repurchase agreements	9,708,344	9,708,344	10,958,118	10,958,118
Level 2 inputs
Interest-bearing deposits	328,611,361	340,381,361	315,954,299	313,622,299
Federal Home Loan Bank advances	5,000,000	5,250,000	-	-

The fair value of mortgage loans held for sale is determined by the expected sales price. The fair value of loans were determined using an exit price methodology. The exit price estimation of fair value is based on the present value of the expected cash flows. The projected cash flows are based on the contractual terms of the loans, adjusted for prepayments and use of a discount rate based on the relative risk of the cash flows, taking into account the loan type, maturity of the loan, liquidity risk, servicing costs, and a required return on debt and capital (Level 3). In addition, an incremental liquidity discount is applied to certain loans, using historical sales of loans during periods of similar economic conditions as a benchmark.

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

Basic earnings per share is determined by dividing net income available to stockholders by the weighted-average number of shares of common stock outstanding during the period and does not include the effect of any potentially dilutive common stock equivalents, giving retroactive effect to stock dividends declared during the period.  Diluted earnings per share is determined in the same manner, except that the weighted-average number of shares of common stock outstanding is adjusted for the dilutive effect of outstanding common stock equivalents. The following table sets forth the calculation of basic and diluted earnings per share for the three-month period ended March 31, 2020 and 2019.  There were no common stock equivalents outstanding for the three-month periods ended March 31, 2020 or 2019.

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019

Net income	$843,307	$1,096,287

Weighted average shares outstanding	2,974,019	2,945,245

Earnings per share - basic and diluted	$0.28	$0.37

9.	Retirement Plans

The Company has a profit sharing plan qualifying under Section 401(k) of the Internal Revenue Code.  All employees age 21 or more with six months of service are eligible for participation in the plan. The Company matches employee contributions up to 4% of total compensation and may make additional discretionary contributions. Employee and employer contributions are 100% vested when made. The Company’s contributions to this plan were $66,649 and $61,817 for the three-month periods ended March 31, 2020 and 2019, respectively.

The Company has entered into agreements with 12 employees to provide certain life insurance benefits payable in connection with policies of life insurance on those employees that are owned by the Company. Each of the agreements provides for the amount of death insurance benefits to be paid to beneficiaries of the insured. For this plan, the Company expensed $1,589 and $1,468 for the three-month periods ended March 31, 2020 and 2019, respectively.

The Company adopted supplemental executive retirement plans for three of its executives. The plans provide cash compensation to the executive officers under certain circumstances, including a separation of service. The benefits vest over the period from adoption to a specified age for each executive.  The Company recorded expenses, including interest, of $51,300 and $30,600 for the three-month periods ended March 31, 2020 and 2019, respectively.

Retirement plan expenses are included in employee benefits on the consolidated statements of income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis is intended as a review of material changes in and significant factors affecting the financial condition and results of operations of Farmers and Merchants Bancshares, Inc. and its consolidated subsidiaries for the periods indicated. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and the notes thereto contained in Item 1 of Part I of this report, and with Management’s Discussion and Analysis of Financial Condition and Results of Operations, the audited consolidated financial statements and notes thereto, and the other statistical information contained in the Annual Report of Farmers and Merchants Bancshares, Inc. on Form 10-K for the year ended December 31, 2019. References in this report to “us”, “we”, “our”, and “the Company” are to Farmers and Merchants Bancshares, Inc. and, unless the context clearly suggests otherwise, its consolidated subsidiaries.

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

On March 6, 2020, the Company, Anthem Acquisition Sub, a wholly-owned subsidiary of the Company (“Merger Sub”) and Carroll Bancorp, (“Carroll”), the parent company of Carroll Community Bank, a Maryland commercial bank (“Carroll Bank”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Merger Sub will be merged with and into Carroll, with Carroll as the surviving corporation, and, immediately thereafter, Carroll will be merged with and into the Company, with the Company as the surviving corporation (collectively, the “Merger”). The Merger Agreement, which has been approved by the boards of the Company, Merger Sub and Carroll, provides that the outstanding shares of Carroll’s common stock will be converted into the right to receive cash in the aggregate amount of $25 million, subject to a dollar-for-dollar reduction if and to the extent Carroll’s tangible book value prior to the closing does not equal or exceed $18,200,000. Immediately following the Merger, Carroll Bank will be merged with and into the Bank, with the Bank as the surviving insured depository institution (the “Bank Merger” and, together with the Merger, the “Merger Transactions”).

Our ability to consummate the Merger Transactions is subject to certain conditions, including, among others, the approval of the Merger by the stockholders of Carroll and the receipt of required regulatory approvals.  We expect the Merger to close in the third quarter of 2020, but this date is subject to change.  For additional information regarding the pending Merger, please see as our Current Reports on Form 8-K filed with the SEC on March 6, 2020 and March 11, 2020.

You should keep in mind that discussions in this report that refer to the Company’s business, operations and risks in the future refer to the Company as a stand-alone entity, and that these considerations will be different with respect to the combined company after the closing of the Merger Transactions.

The Company maintains an Internet site at www.fmb1919.bank on which it makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the SEC.

Estimates and Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. See Note 1 of the Notes to the audited consolidated financial statements as of and for the year ended December 31, 2019, which were included in Item 8 of Part II of Farmers and Merchants Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019. On an on-going basis, management evaluates estimates, including those related to loan losses and intangible assets, other-than-temporary impairment (“OTTI”) of investment securities, income taxes, and fair value of investments. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated financial statements.

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

Management does not believe that any material changes in our critical accounting policies have occurred since December 31, 2019.

Paycheck Protection Program

The U.S. Government’s Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) established the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) which provides small businesses with resources to maintain payroll, hire back employees who may have been laid off, and to cover applicable overhead expenses.  We acted expeditiously to prepare our associates so they could guide our customers on the proper procedures necessary to enable them to take advantage of this program.  We developed an SBA PPP specific information site within our website that provided detailed information, links and materials for eligible customers to access.  Internally, we reallocated resources to review, process and data enter customer applications, working tirelessly over extended hours to provide access to as many local business owners as possible.  We were able to fund 172 loan applications for approximately $25.3 million from the first tranche of PPP designated funds.  Congress allocated additional funding to the PPP on April 23, 2020.  Due to our advance preparation and software implementation, we were able to quickly gain approval for an additional 78 loan applications for approximately $5.1 million through May 11, 2020.  In total, we have gained approval for over $30 million dollars to 250 small businesses.  Approximately 68% of the loans were under $100,000 in size. We will continue to provide access to the PPP and process applications for as long as the PPP is open and funds are available so that we can assist as many small business owners in our markets as possible.  These loans are 100% guaranteed by the SBA, have up to a two-year maturity, provide for a six-month deferral period, and have an interest rate of 1%.  These loans may be forgiven by the SBA if the borrower meets certain conditions, including by using at least 75% of the loan proceeds for payroll costs.  The SBA also established processing fees from 1% to 5%, depending on the loan amount.  We anticipate receiving approximately $1,257,000 in fees.

Financial Condition

Total assets increased by $17,386,282 or 3.9% during the first quarter of 2020 to $459,601,380 at March 31, 2020 from $442,215,098 at December 31, 2019. The increase in total assets was due primarily to increases of $13,522,450 in cash and cash equivalents and $3,642,034 in debt securities.

Total liabilities increased $16,417,804 or 4.2% during the first quarter of 2020 to $409,179,386 at March 31, 2020 from $392,761,582 at December 31, 2019. The increase was due primarily to a $13,151,115 increase in deposits and a $5,000,000 increase in FHLB advances, offset by a reduction of $1,249,774 in securities sold under repurchase agreements.

Stockholders’ equity increased by $968,478 during the first quarter of 2020 to $50,421,994 at March 31, 2020 from $49,453,516 at December 31, 2019. The increase was due primarily to net income for the period of $843,307 and an increase of $125,171 in accumulated other comprehensive income.

Loans

Major categories of loans at March 31, 2020 and December 31, 2019 are as follows:

	March 31,		December 31,
	2020		2019

Real estate:
Commercial	$241,137,394	67%	$240,938,149	67%
Construction/Land development	19,574,506	5%	18,194,955	5%
Residential	75,106,688	21%	76,122,069	21%
Commercial	25,452,964	7%	26,947,503	7%
Consumer	285,801	0%	292,027	0%
	361,557,353	100%	362,494,703	100%
Less: Allowance for loan losses	2,740,150		2,593,715
Deferred origination fees net of costs	497,344		518,145
	$358,319,859		$359,382,843

Loans decreased by $1,062,984 or 0.3% to $358,319,859 at March 31, 2020 from $359,382,843 at December 31, 2019. The decline was due primarily to a $1,015,381 decrease in residential loans and a $1,494,539 decrease in commercial loans, offset by a $1,379,551 increase in construction/land development loans. The allowance for loan losses increased $146,435 to $2,740,150 at March 31, 2020 from $2,593,715 at December 31, 2019.

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

An age analysis of past due loans, segregated by class of loans, as of March 31, 2020 and December 31, 2019, is as follows:

			90 Days				Past Due 90
	30 - 59 Days	60 - 89 Days	or more	Total		Total	Days or More
	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing
March 31, 2020
Real estate:
Commerical	$3,836,886	$-	$-	$3,836,886	$237,300,508	$241,137,394	$-
Construction/Land development	-	-	-	-	19,574,506	19,574,506	-
Residential	58,834	-	-	58,834	75,047,854	75,106,688	-
Commercial	-	-	-	-	25,452,964	25,452,964	-
Consumer	-	-	-	-	285,801	285,801	-

Total	$3,895,720	$-	$-	$3,895,720	$357,661,633	$361,557,353	$-

			90 Days				Past Due 90
	30 - 59 Days	60 - 89 Days	or more	Total		Total	Days or More
	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing
December 31, 2019
Real estate:
Commerical	$224,794	$-	$-	$224,794	$240,713,355	$240,938,149	$-
Construction/Land development	-	-	-	-	18,194,955	18,194,955	-
Residential	59,892	-	-	59,892	76,062,177	76,122,069	-
Commercial	-	-	-	-	26,947,503	26,947,503	-
Consumer	-	-	-	-	292,027	292,027	-

Total	$284,686	$-	$-	$284,686	$362,210,017	$362,494,703	$-

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

At March 31, 2020 and December 31, 2019, the Company had no nonaccrual loans or loans that were delinquent 90 days or greater.

Impaired loans as of March 31, 2020 and December 31, 2019 are set forth in the following table:

	March 31	December 31,
	2020	2019

Impaired loans with no valuation allowance	$2,121,178	$2,135,045
Impaired loans with a valuation allowance	-	-
Total impaired loans	$2,121,178	$2,135,045

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

Section 4013 of the U.S. Government’s Coronavirus Aid, Relief, and Economic Security Act allows financial institutions to suspend application of certain current TDRs accounting guidance under ASC 310-40 for loan modifications related to the COVID-19 pandemic made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the COVID-19 national emergency, provided certain criteria are met. This relief can be applied to loan modifications for borrowers that were not more than 30 days past due as of December 31, 2019 and to loan modifications that defer or delay the payment of principal or interest, or change the interest rate on the loan. In April 2020, federal and state banking regulators issued the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus to provide further interpretation of when a borrower is experiencing financial difficulty, specifically indicating that if the modification is either short-term (e.g., six months) or mandated by a federal or state government in response to the COVID-19 pandemic, the borrower is not experiencing financial difficulty under ASC 310-40. The Company continues to prudently work with borrowers negatively impacted by the COVID-19 pandemic while managing credit risks and recognizing appropriate allowance for credit losses on its loan portfolio.  See Notes 2 and 4 to the financial statements included elsewhere in this report for additional information.

At March 31, 2020, the Company had one commercial real estate loan totaling $2,071,836 and one residential real estate loan totaling $49,342 that were classified as TDRs. All are included in impaired loans above. At March 31, 2020, the commercial real estate loan is paying as agreed while the residential real estate loan was 30 to 59 days delinquent. There have been no charge-offs or allowances associated with these two loans.

At December 31, 2019, the Company had one commercial real estate loan totaling $2,084,988 and one residential real estate loan totaling $50,057 that were classified as TDRs. All are included in impaired loans above. Each loan is paying as agreed. There have been no charge-offs or allowances associated with these two loans.

	March 31,	December 31,
	2020	2019
Restructured loans (TDRs):
Performing as agreed	$2,071,836	$2,135,045
Not performing as agreed	49,342	-
Total TDRs	$2,121,178	$2,135,045

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

The following table details activity in the allowance for loan losses by portfolio for the three months ended March 31, 2020 and 2019 and the year ended December 31, 2019. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
March 31, 2020	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:	$1,763,861	$149,860	$-	$2,000	$1,915,721	$-	$1,915,721	$2,071,836	$239,065,558
Commercial
Construction and land development	192,828	13,677	-	3,600	210,105	-	210,105	-	19,574,506
Residential	478,124	1,629	-	-	479,753	-	479,753	49,342	75,057,346
Commercial	107,782	(16,720)	-	15,835	106,897	-	106,897	-	25,452,964
Consumer	4,133	824	-	-	4,957	-	4,957	-	285,801
Unallocated	46,987	(24,270)	-	-	22,717	-	22,717	-	-
	$2,593,715	$125,000	$-	$21,435	$2,740,150	$-	$2,740,150	$2,121,178	$359,436,175

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
March 31, 2019	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,754,372	$3,524	$-	$1,000	$1,758,896	$-	$1,758,896	$3,163,793	$233,630,509
Construction and land development	196,374	(29,317)	-	3,375	170,432	-	170,432	-	15,914,131
Residential	401,626	32,059	-	-	433,685	-	433,685	-	63,019,749
Commercial	102,610	(3,482)	-	2,500	101,628	-	101,628	-	22,095,306
Consumer	10,428	(5,569)	-	-	4,859	-	4,859	-	367,293
Unallocated	43,924	15,785	-	-	59,709	-	59,709	-	-
	$2,509,334	$13,000	$-	$6,875	$2,529,209	$-	$2,529,209	$3,163,793	$335,026,988

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
December 31, 2019	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,754,372	$(11,700)	$-	$21,189	$1,763,861	$-	$1,763,861	$2,084,988	$238,853,161
Construction and land development	196,374	(17,571)	-	14,025	192,828	-	192,828	-	18,194,955
Residential	401,626	76,498	-	-	478,124	-	478,124	50,057	76,072,012
Commercial	102,610	(3,995)	-	9,167	107,782	-	107,782	-	26,947,503
Consumer	10,428	(6,295)	-	-	4,133	-	4,133	-	292,027
Unallocated	43,924	3,063	-	-	46,987	-	46,987	-	-
	$2,509,334	$40,000	$-	$44,381	$2,593,715	$-	$2,593,715	$2,135,045	$360,359,658

The provision for loan losses was $125,000 for the three months ended March 31, 2020 and $13,000 for the three months ended March 31, 2019.

During the three-month periods ended March 31, 2020 and March 31, 2019, the Company had no loan charge-offs. Recoveries from loans written off in prior periods totaled $21,435 and $6,875 for the three-month periods ended March 31, 2020 and 2019, respectively.

As of March 31, 2020, the Company had $9,200,820 of loans on a watch list, other than impaired loans, for which the borrowers have the potential for experiencing financial difficulties. As of December 31, 2019, the Company had $9,264,380 of such loans. These loans are subject to ongoing management attention and their classifications are reviewed regularly.

Investment Securities

Investments in debt securities increased by $3,642,034 or 6.5% to $59,683,826 at March 31, 2020 from $56,041,792 at December 31, 2019. At March 31, 2020 and December 31, 2019, the Company had classified 68% and 65%, respectively, of the investment portfolio as available for sale. The balance of the portfolio was classified as held to maturity.

Securities classified as available for sale are held for an indefinite period of time and may be sold in response to changing market and interest rate conditions as part of the Company’s asset/liability management strategy. Available for sale debt securities are carried at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity, net of income taxes. Securities classified as held to maturity, which management has both the positive intent and ability to hold to maturity, are reported at amortized cost. The Company records unrealized gains and losses on equity securities in earnings. The Company does not currently follow a strategy of making security purchases with a view to near-term sales, and, therefore, does not own trading securities. The Company manages the investment portfolio within policies that seek to achieve desired levels of liquidity, manage interest rate sensitivity, meet earnings objectives, and provide required collateral for deposit and borrowing activities.

The following table sets forth the carrying value of investments in debt securities at March 31, 2020 and December 31, 2019:

	March 31	December 31,
	2020	2019
Available for sale
State and municipal	$2,380,628	$512,670
SBA pools	2,007,627	2,151,797
Corporate Bonds	485,448	-
Mortgage-backed securities	35,792,341	33,867,307
	$40,666,044	$36,531,774

Held to maturity
State and municipal	$19,017,782	$19,510,018

The following table sets forth the scheduled maturities of investments in debt securities at March 31, 2020:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Within 1 year	$1,875,000	$1,875,000	$256,279	$257,642
Over 1 to 5 years	752,514	739,858	561,884	561,512
Over 5 to 10 years	250,000	251,218	3,224,291	3,246,851
Over 10 years	-	-	14,975,328	14,580,031
	2,877,514	2,866,076	19,017,782	18,646,036
SBA Pools	2,054,025	2,007,627	-	-
Mortgage-backed securities	35,503,008	35,792,341	-	-
	$40,434,547	$40,666,044	$19,017,782	$18,646,036

SBA pools and mortgage-backed securities are due in monthly installments.

Other Real Estate Owned

The Bank owns one property in Cecil County, Maryland that was acquired through foreclosure in 2007 and is classified as other real estate owned (“OREO”). The Bank was required by statute to write this property down during 2019 to $0 due to the length of time that it has been held by the Bank. The property is under contract to be sold by the end of 2020.

Deposits

Total deposits increased by $13,151,115 or 3.5% to $389,764,429 at March 31, 2020 from $376,613,314 at December 31, 2019. The increase in deposits was due to a $6,557,268 increase in interest bearing checking accounts, a $5,219,590 increase in time deposits, a $1,315,375 increase in money market accounts and a $494,053 increase in noninterest-bearing accounts, offset by a $435,171 decrease in savings accounts.

The following table shows the average balances and average costs of deposits for the three months ended March 31, 2020 and 2019:

	March 31, 2020		March 31, 2019
	Average		Average
	Balance	Cost	Balance	Cost

Noninterest bearing demand deposits	$59,982,921	0.00%	$58,107,801	0.00%
Interest bearing demand deposits	63,806,965	0.35%	53,649,964	0.32%
Savings and money market deposits	102,211,943	0.32%	100,148,340	0.30%
Time deposits	156,493,583	1.97%	143,504,411	1.83%
	$382,495,412	0.95%	$355,410,516	0.87%

Liquidity Management

Liquidity describes our ability to meet financial obligations that arise out of the ordinary course of business. Liquidity is primarily needed to meet depositor withdrawal requirements, to fund loans, and to fund our other debts and obligations as they come due in the normal course of business. We maintain our asset liquidity position internally through short-term investments, the maturity distribution of the investment portfolio, loan repayments, and income from earning assets. On the liability side of the balance sheet, liquidity is affected by the timing of maturing liabilities and the ability to generate new deposits or borrowings as needed. The Bank is approved to borrow 75% of eligible pledged single family residential loans and 50% of eligible pledged commercial loans as well as investment securities, or approximately $58.7 million under a secured line of credit with the FHLB. The Bank also has a facility with the Federal Reserve Bank of Richmond (the “Reserve Bank”) under which the Bank can borrow approximately $21.4 million. Finally, the Bank has an $18,500,000 ($9,500,000 unsecured and $9,000,000 secured) overnight federal funds line of credit available from two commercial banks. FHLB advances of $5,000,000 and $0 were outstanding as of March 31, 2020 and December 31, 2019, respectively. There were no borrowings from the Reserve Bank or our commercial bank lenders at March 31, 2020 and December 31, 2019. Management believes that we have adequate liquidity sources to meet all anticipated liquidity needs over the next 12 months. Management knows of no trend or event which is likely to have a material impact on our ability to maintain liquidity at satisfactory levels.

Borrowings and Other Contractual Obligations

The Company’s contractual obligations consist primarily of borrowings and operating leases for various facilities.

Securities sold under agreements to repurchase represent overnight borrowings from customers. Securities owned by the Company which are used as collateral for these borrowings are primarily U.S. government agency securities.

Specific information about the Company’s borrowings and contractual obligations is set forth in the following table:

	March 31	December 31,
	2020	2019
Amount oustanding at period-end:
Securities sold under repurchase agreements	$9,708,344	$10,958,118
Federal Home Loan Bank advances mature in 2025	5,000,000	-
Weighted average rate paid at period-end:
Securites sold under repurchase agreements	1.47%	1.49%
Federal Home Loan Bank advances	1.00%	0.00%

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

Additional information regarding the capital requirements that apply to us can be found in Note 6 to the consolidated financial statements presented elsewhere in this report and in Item 1 of Part I of Farmers and Merchants Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019 under the heading, “Supervision and Regulation – Capital Requirements”.

The following table presents actual and required capital ratios as of March 31, 2020 and December 31, 2019 for the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of March 31, 2020 and December 31, 2019, based on the phase-in provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

			Minimum
			Capital Adequacy		To Be Well
(Dollars in thousands)	Actual		Phased In Schedule		Capitalized
March 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$51,985	14.09%	$38,741	10.50%	$36,896	10.00%
Tier 1 capital (to risk-weighted assets)	49,245	13.35%	31,362	8.50%	29,517	8.00%
Common equity tier 1 (to risk- weighted assets)	49,245	13.35%	25,827	7.00%	23,982	6.50%
Tier 1 leverage (to average assets)	49,245	10.98%	17,933	4.00%	22,416	5.00%

December 31, 2019

Total capital (to risk-weighted assets)	$51,274	13.88%	$38,775	10.50%	$36,928	10.00%
Tier 1 capital (to risk-weighted assets)	48,681	13.18%	31,389	8.50%	29,543	8.00%
Common equity tier 1 (to risk- weighted assets)	48,681	13.18%	25,850	7.00%	24,003	6.50%
Tier 1 leverage (to average assets)	48,681	10.94%	17,798	4.00%	22,247	5.00%

The Company intends to fund future growth primarily with cash, federal funds, maturities of investment securities and deposit growth. Management knows of no other trend or event that will have a material impact on capital.

Off-Balance Sheet Arrangements

In the normal course of business, the Bank makes commitments to extend credit and issues standby letters of credit. Outstanding loan commitments, unused lines of credit, and letters of credit as of March 31, 2020 and December 31, 2019 are as follows:

	March 31,	December 31,
	2020	2019

Loan commitments
Construction and land development	$1,165,500	$1,322,275
Commercial	3,467,000	4,102,000
Commercial real estate	2,792,000	7,560,714
Residential	285,000	770,499
	$7,709,500	$13,755,488

Unused lines of credit
Home-equity lines	$3,768,471	$3,700,404
Commercial lines	23,697,296	22,229,095
	$27,465,767	$25,929,499

Letters of credit	$2,203,399	$1,935,613

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

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended March 31, 2020 and 2019

General

Net income for the three months ended March 31, 2020 was $843,307, compared to $1,096,287 for the same period of 2019. The decrease of $252,980 or 23.1% was due to a $191,027 increase in noninterest expenses, a $112,000 increase in the loan loss provision, and a decrease in noninterest income of $90,394, offset by a $39,381 increase in net interest income and a $101,060 decrease in income taxes. Included in noninterest expense is $179,824 of one-time expenses incurred in connection with the pending acquisition of Carroll Bank. Without these acquisition costs, net income would have been $973,648 for the three months ended March 31, 2020.

	Three Months Ended
	March 31, 2020		March 31, 2019
		Excluding
	As Reported	Acquisition Costs	As Reported

Income before taxes	$996,223	$1,176,047	$1,350,263
Income taxes	152,916	202,399	253,976
Net income	$843,307	$973,648	$1,096,287
Earnings per share	$0.28	$0.33	$0.37
Return on average assets	0.75%	0.87%	1.05%
Return on average equity	6.72%	7.76%	9.49%

Net Interest Income

Net interest income, which is the difference between interest income on loans and investments and interest expense on deposits and borrowings, was $3,765,534 for the three months ended March 31, 2020, compared to $3,726,153 for the same period of 2019.

Total interest income for the three months ended March 31, 2020 was $4,710,036 compared to $4,547,536 for the same period of 2019, an increase of $162,500 or 3.6%.

Total interest income on loans for the three months ended March 31, 2020 increased by $162,568 when compared to the same period of 2019 due to a $20.4 million higher average loan balance for the first three months of 2020 when compared to the same period of 2019, offset by a lower loan yield of 4.74% for the first three months of 2020 versus 4.83% for the same period of 2019. Investment income for the first three months of 2020 increased by $41,666 or 13.3% when compared to the same period of 2019 due to a $10.2 million higher average investment balance, offset by a decrease in fully-taxable equivalent yield to 2.86% for three months ended March 31, 2020, compared to 2.93% for the same period of 2019. The fully-taxable equivalent yield on total interest-earning assets decreased 13 basis points to 4.42% for the three months ended March 31, 2020 compared to 4.55% for the same period of 2019. The average balance of total interest-earning assets increased by $28.2 million to $430.0 million for the three months ended March 31, 2020, compared to $401.8 million for the same period of 2019.

Total interest expense for the three months ended March 31, 2020 was $944,502, compared to $821,383 for the same period of 2019, an increase of $123,119, or 15.0%. The increase was due to a higher overall cost of funds on interest bearing deposits and borrowings of 1.13% for the three months ended March 31, 2020, compared to 1.06% for the same period of 2019, and a $22.4 million increase in the average balance of interest-bearing liabilities to $333.0 million in the first three months of 2020, compared to $310.6 million in the same period of 2019. Cost of funds for time deposits increased to 1.97% for the three months ended March 31, 2020 from 1.83% for the same period of 2019. Securities sold under repurchase agreements cost of funds increased to 1.47% for the first three months of 2020 from 1.14% for the first three months of 2020.

Average noninterest-earning assets increased by $2.0 million to $17.8 million in the first three months of 2020, compared to $15.8 million in the same period of 2019. Average noninterest-bearing deposits increased by $1.9 million to $60.0 million during the first three months of 2020, compared to $58.1 million in the same period of 2019. The average balance in stockholders’ equity increased by $4.0 million for the three months ended March 31, 2020, when compared with the same period of 2019.

In August 2019 the FRB began reducing rates after having raised them numerous times from 2015 to 2018 to a peak fed funds range of 2.25% to 2.50%. Two more cuts occurred in 2019 and two have occurred in 2020 reducing the federal funds range to 0.00% to 0.25% As a result, yields on loans and investments have decreased. Our cost of funds, while not lower for the three months ended March 31, 2020 compared to the same period in 2019, is lower than the last three quarters of 2019 and will continue to decline as higher rate certificates of deposit mature and are replaced by lower rate certificates. Management will closely monitor its asset-liability position so that it can respond to any future changes in interest rates and/or changes to the Bank’s interest rate spread.

The following table sets forth information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities for the three-month periods ended March 31, 2020 and 2019. Average balances are also provided for noninterest-earning assets and noninterest-bearing liabilities.

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
Assets:
Loans	$364,706,926	$4,322,654	4.74%	$344,347,514	$4,160,086	4.83%
Securities, taxable	37,155,531	211,746	2.28%	27,673,598	153,887	2.22%
Securities, tax exempt	18,023,848	183,275	4.07%	17,287,806	175,390	4.06%
Federal funds sold and other interest-earning assets	10,125,466	34,059	1.35%	12,497,670	76,972	2.46%
Total interest-earning assets	430,011,771	4,751,734	4.42%	401,806,588	4,566,335	4.55%
Noninterest-earning assets	17,754,285			15,776,177
Total assets	$447,766,056			$417,582,765

Liabilities and Stockholders’ Equity:
NOW, savings, and money market	$166,018,908	136,947	0.33%	$153,798,304	118,448	0.31%
Certificates of deposit	156,493,583	769,252	1.97%	143,504,411	657,083	1.83%
Securities sold under repurchase agreements	10,391,770	38,194	1.47%	8,845,852	25,299	1.14%
FHLB advances and other borrowings	131,958	109	0.33%	4,457,778	20,553	1.84%
Total interest-bearing liabilities	333,036,219	944,502	1.13%	310,606,345	821,383	1.06%

Noninterest-bearing deposits	59,982,921			58,107,801
Noninterest-bearing liabilities	4,539,576			2,648,888
Total liabilities	397,558,716			371,363,034
Stockholders' equity	50,207,340			46,219,731
Total liabilities and stockholders' equity	$447,766,056			$417,582,765

Net interest income		$3,807,232			$3,744,952

Interest rate spread			3.29%			3.49%

Net yield on interest-earning assets			3.54%			3.73%

Ratio of average interest-earning assets to Average interest-bearing liabilities			129.12%			129.36%

Interest on tax-exempt securities and other tax-exempt investments are reported on fully taxable equivalent basis.

Noninterest Income

Noninterest income for the three months ended March 31, 2020 was $302,002, compared to $392,396 for the same period of 2019, a decrease of $90,394 or 23.0%. The decrease was primarily a result of a $130,015 lower gain on the sale of SBA loans, offset by a $29,538 increase in mortgage banking income.

Noninterest Expense

Noninterest expense for the three months ended March 31, 2020 totaled $2,946,313 compared to $2,755,286 for the same period of 2019, an increase of $191,027 or 6.9%. The increase was due primarily to costs incurred related to the pending acquisition of Carroll Bank of $179,824, increases in salaries and benefits of $93,276, offset by decreases in occupancy of $31,268 and in other of $56,107.

Income Tax Expense

Income tax expense for the three months ended March 31, 2020 was $152,916, compared to $253,976 for the same period of 2019. The effective tax rate was 15.3% for the three months ended March 31, 2020, compared to 18.8% for the same period of 2019. The decrease in income tax expense was due primarily to lower income before income taxes and a higher percentage of tax exempt revenue for the three months ended March 31, 2020 when compared to the same period in 2019.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk is interest rate fluctuation and we have procedures in place to evaluate and mitigate this risk. This market risk and our procedures are described in Item 7 of Part II of Farmers and Merchants Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019 under the heading, “Interest Rate Risk”, which provides information as of December 31, 2019. Management believes that no material changes in market risk or our procedures used to evaluate and mitigate these risks have occurred since December 31, 2019.

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

An evaluation of the effectiveness of these disclosure controls as of March 31, 2020 was carried out under the supervision and with the participation of management, including the PEO and the PFO. Based on that evaluation, management, including the PEO and the PFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the quarter ended March 31, 2020, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1.     Legal Proceedings

None.

Item 1A.      Risk Factors

The risks and uncertainties to which our financial condition and operations are subject are discussed in detail in Item 1A of Part I of the Form 10-K. Except as set forth below, management does not believe that any material changes in our risk factors have occurred since they were last disclosed.

Risks Related to Our Pending Merger with Carroll Bancorp, Inc.

The COVID-19 pandemic and resulting adverse economic conditions could increase the risks associated with the Company’s proposed merger with Carroll Bancorp, Inc.

Our ability to consummate our proposed acquisition of Carroll and the Bank’s ability to consummate its proposed acquisition of Carroll Bank are both subject to certain conditions, including, among others, our receipt of required regulatory approvals and our receipt of funding from a third-party lender necessary to pay the merger consideration (the “Holding Company Loan”), we cannot guaranty that we or Carroll will be able to satisfy all of these conditions.  A bank regulator’s decision to approve an acquisition is based on, among many other factors, its review of various current and estimated financial information regarding the purchaser and the target and how the proposed acquisition will impact the purchaser’s financial condition and results of operations.  Likewise, a third-party lender’s decision to make a loan to the purchaser like the Holding Company Loan is based in large part on the current and estimated financial condition and results of operations of the borrower.  The ongoing COVID-19 pandemic and the risks that it presents to the Company, to Carroll, and to their respective customers could heighten the risks associated with the Merger Transactions, including, without limitation, risks related to the satisfaction of the conditions to closing the Merger Transactions in the anticipated timeframe or at all, including risks related to the failure to obtain necessary regulatory and Carroll stockholder approvals, the Company’s failure to close on the Holding Company Loan, and the possibility that the Merger Transactions do not close, including in circumstances in which Carroll would be obligated to pay the Company a termination fee or other expenses and vice versa; risks related to the ability to realize the anticipated benefits of the Merger Transactions, including the possibility that the expected synergies from the Merger Transactions will not be realized or will not be realized within the expected time period; the risk that the businesses will not be integrated successfully; disruption from the transaction making it more difficult to maintain business and operational relationships; negative effects of the consummation of the Merger Transactions on the market price of the Company’s common stock; significant transaction costs; unknown liabilities; the risk of litigation and/or regulatory actions related to the Merger Transactions; other business effects, including the effects of industry, market, economic, political or regulatory conditions; future interest rates; changes in tax laws, regulations, rates and policies; competitive developments; and other risk factors detailed from time to time in the Company’s filings with the SEC.  We cannot predict the impacts that COVID-19 will have on us or on Carroll or whether any such impacts will delay or impair our ability to consummate the Merger Transactions.

Risks Relating to the Company and its Affiliates

The novel coronavirus (“COVID-19”) pandemic and resulting adverse economic conditions have already adversely impacted the Company’s business and results, and could have a more material adverse impact on its business, financial condition, and results of operations.

The ongoing COVID-19 global and national health emergency has caused significant disruption in the United States and international economies and financial markets. The spread of COVID-19 in the United States has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in commercial activity and financial transactions, supply chain interruptions, increased unemployment, and overall economic and financial market instability. Almost all states, including Maryland, where the Company is headquartered, have issued “stay-at-home orders” and have declared states of emergency.

Although banks have generally been permitted to continue operating, the COVID-19 pandemic has caused disruptions to the Company’s business and could cause material disruptions to its business and operations in the future. Impacts to the business have included increases in costs and reductions in operating effectiveness due to additional health and safety precautions implemented at the Company’s branches and the transition of a portion of its workforce to home locations, decreases in customer traffic in its branches, and increases in requests for and the making of loan modifications. The Company anticipates that additional future impacts to its business will include increases in our customers’ inability to make scheduled loan payments and increases in requests for forbearance. Further, loan payment deferment programs implemented by the Company or under government stimulus programs, like the Paycheck Protection Program (the “PPP”), may mask credit deterioration in its loan portfolio by making less applicable standard measures of identifying developing financial weakness in a client or portfolio, such as past due monitoring and non-accrual assessments. To the extent that commercial and social restrictions remain in place or increase, the Company’s expenses, delinquencies, charge-offs, foreclosures, and credit losses may materially increase, and the Company could experience reductions in fee income. In addition, any declines in credit quality could significantly affect the adequacy of the Company’s allowance for loan losses, which would lead to increases in the provision for credit losses and related declines in its net income.

Unfavorable economic conditions and increasing unemployment figures may also make it more difficult for the Company to maintain deposit levels and loan origination volume and to obtain additional financing. Furthermore, such conditions have and may continue to cause the value of the Company’s investment portfolio and of collateral associated with its existing loans to decline. In addition, in March 2020 the Federal Reserve lowered the target range for the federal funds rate to a range from 0% to 0.25% in part as a result of the pandemic. A prolonged period of very low interest rates could reduce the Company’s net interest income and have a material adverse impact on its cash flows.

While the Company has taken and is continuing to take precautions to protect the safety and well-being of its employees and customers, no assurance can be given that the steps being taken will be deemed to be adequate or appropriate, nor can the Company predict the level of disruption which will occur to its employees’ ability to provide customer support and service. The continued or renewed spread of COVID-19 could negatively impact the availability of key personnel necessary to conduct the Company’s business, the business and operations of its third-party service providers who perform critical services for the business, or the businesses of many of the Company’s customers and borrowers. If COVID-19 is not successfully contained, the Company could experience a material adverse effect on its business, financial condition, results of operations, and cash flow.

Among the factors outside the Company’s control that are likely to affect the impact that the COVID-19 pandemic will ultimately have on its business are, without limitation:

●	the pandemic's duration, nature, and severity;

●

the direct and indirect results of the pandemic, such as recessionary economic trends, including with respect to employment, wages and benefits, commercial activity, the residential housing market, consumer spending and real estate and investment securities market values;

●

political, legal, and regulatory actions and policies in response to the pandemic, including the effects of restrictions on commerce and banking, such as current temporary or required continuing moratoria and other suspensions of collections, foreclosures, and related obligations;

●

the timing, magnitude, and effect of public spending, directly or through subsidies, its direct and indirect effects on commercial activity and incentives of employers and individuals to resume or increase employment, wages and benefits, and commercial activity;

●	effects on the Company’s liquidity position due to changes in customers’ deposit and loan activity in response to the pandemic and its economic effects;

●	the timing and availability of direct and indirect governmental support for various financial assets, including mortgage loans;

●	the long-term effect of the economic downturn on the Company’s intangible assets such as its deferred tax asset and goodwill;

●	potential longer-term effects of increased government spending on the interest rate environment and borrowing costs for non-governmental parties;

●	the ability of the Company's employees to work effectively during the course of the pandemic;

●	the ability of the Company's third-party vendors to maintain a high-quality and effective level of service;

●

the possibility of increased fraud, cybercrime, and similar incidents, due to vulnerabilities posed by the significant increase in Company employees and customers handling their banking interactions remotely from home, the quick roll-out of various government-sponsored lending programs, like the PPP, or otherwise;

●	required changes to the Company’s internal controls over financial reporting to reflect a rapidly changing work environment;

●	potential longer-term shifts toward mobile banking, telecommuting, and telecommerce;

●	short- and long-term health impacts;

●	unforeseen effects of the pandemic; and

●	geographic variation in the severity and duration of the COVID-19 pandemic, including in Maryland.

The ongoing COVID-19 pandemic has contributed to severe volatility in the financial markets and meaningfully lower stock prices for many companies, including the Company's common stock. Depending on the extent and duration of the COVID-19 pandemic and perceptions regarding national and global recovery from the pandemic, the price of the Company's common stock may continue to experience volatility and declines.

The Company is continuing to monitor the COVID-19 pandemic and related risks, although the rapid development and fluidity of the situation precludes any specific prediction as to its ultimate impact on the Company. However, if the pandemic continues to spread or otherwise result in a continuation or worsening of the current economic and commercial environments, the Company’s business, financial condition, results of operations, and cash flows could be materially adversely affected.

Our fiscal year 2016, 2017, and 2018 U.S. consolidated federal income tax returns are currently being audited.

In April 2018, we were notified by the IRS that our 2016 U.S. consolidated federal tax return was selected for audit. In April 2020, we were notified by the IRS that our 2017 and 2018 U.S. consolidated federal tax returns were selected for audit. As part of its audits, the IRS is reviewing the deductions related to, and the income generated by, the Insurance Subsidiary. Management cannot predict whether any of our tax positions, including those relating to the Insurance Subsidiary, will be challenged by the IRS or, if challenged, whether we will be successful in defending those tax positions. Defending our tax positions and challenging adverse IRS tax conclusions could require us to expend significant funds and there can be no assurance that we would be successful in any such defense or challenge.  If we are not successful in defending a challenge, then we may be required to amend our tax return and pay additional taxes, interest, fines and/or penalties of approximately $2.2 million as of March 31, 2020 and our taxable earnings and/or the effective tax rate on our future earnings could increase substantially, any of which could have a material adverse effect on our business, financial condition and results of operations. Management believes that it is more than likely that the Company would prevail in any challenge to our tax treatment of the Insurance Subsidiary and, therefore, a reserve for uncertain tax positions has not been recorded.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not Applicable.

Item 5.     Other Information

None.

Item 6.     Exhibits

The exhibits filed or furnished with this quarterly report are listed in the following Exhibit Index:

Exhibit	Description

2.1	Agreement and Plan of Merger, dated as of March 6, 2020, by and among the Company, Anthem Acquisition Corp., and Carroll Bancorp, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 11, 2020)

10.1	Form of Support Agreement with the directors and certain officers of Carroll Bancorp, Inc. (incorporated by reference to Appendix B of Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 11, 2020)

10.2	Settlement Agreement with Russell J. Grimes, Jr. (incorporated by reference to Appendix E of Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 11, 2020)

10.3	Business Protection Agreement with Russell J. Grimes, Jr. (incorporated by reference to Appendix F of Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 11, 2020)

31.1	Certifications of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certifications of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

32	Certification of the Principal Executive Officer and the Principal Financial Office pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS AND MERCHANTS BANCSHARES, INC.

Date: May 13, 2020	/s/ James R. Bosley, Jr.
James R. Bosley, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date May 13, 2020	/s/ Mark C. Krebs
Mark C. Krebs, Treasurer and Chief Financial Officer
(Principal Financial Officer & Principal Accounting Officer)