Form 10-Q
period 2020-06-30
Farmers & Merchants Bancshares, Inc.
filed 2020-08-07
CIK 1698022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2020

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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,991,964 as of August 5, 2020.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30,	December 31,
	2020	2019
	(Unaudited)
Assets

Cash and due from banks	$26,517,065	$6,664,307
Federal funds sold and other interest-bearing deposits	476,565	2,457,045
Cash and cash equivalents	26,993,630	9,121,352
Certificates of deposit in other banks	1,600,000	100,000
Securities available for sale	50,595,971	36,531,774
Securities held to maturity	22,092,361	19,510,018
Equity security at fair value	550,806	532,321
Federal Home Loan Bank stock, at cost	611,300	376,200
Mortgage loans held for sale	1,473,976	242,000
Loans, less allowance for loan losses of $3,136,712 and $2,593,715	383,769,692	359,382,843
Premises and equipment	5,041,743	5,036,851
Accrued interest receivable	1,724,532	1,019,540
Deferred income taxes	745,539	1,036,078
Bank owned life insurance	7,230,699	7,145,477
Other assets	2,062,869	2,180,644
	$504,493,118	$442,215,098

Liabilities and Stockholders' Equity

Deposits
Noninterest-bearing	$85,951,086	$60,659,015
Interest-bearing	345,210,014	315,954,299
Total deposits	431,161,100	376,613,314
Securities sold under repurchase agreements	11,250,921	10,958,118
Federal Home Loan Bank of Atlanta advances	5,000,000	-
Accrued interest payable	309,006	346,214
Other liabilities	5,206,034	4,843,936
	452,927,061	392,761,582
Stockholders' equity
Common stock, par value $.01 per share, authorized 5,000,000 shares; issued and outstanding 2,991,963 in 2020 and 2,974,019 in 2019	29,920	29,740
Additional paid-in capital	28,054,158	27,812,991
Retained earnings	22,674,059	21,568,161
Accumulated other comprehensive income	807,920	42,624
	51,566,057	49,453,516
	$504,493,118	$442,215,098

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Interest income
Loans, including fees	$4,393,267	$4,172,235	$8,715,921	$8,332,321
Investment securities - taxable	191,255	222,272	401,761	397,108
Investment securities - tax exempt	154,699	143,125	298,783	281,213
Federal funds sold and other interest earning assets	16,007	121,824	48,799	196,350
Total interest income	4,755,228	4,659,456	9,465,264	9,206,992

Interest expense
Deposits	832,464	885,246	1,738,663	1,660,777
Securities sold under repurchase agreements	39,496	28,423	77,690	53,722
Federal Home Loan Bank advances and other borrowings	12,865	11,195	12,974	31,748
Total interest expense	884,825	924,864	1,829,327	1,746,247
Net interest income	3,870,403	3,734,592	7,635,937	7,460,745

Provision for loan losses	350,000	-	475,000	13,000

Net interest income after provision for loan losses	3,520,403	3,734,592	7,160,937	7,447,745

Noninterest income
Service charges on deposit accounts	117,658	166,115	276,213	318,175
Mortgage banking income	350,110	72,879	412,367	105,598
Bank owned life insurance income	43,211	242,012	85,223	282,398
Unrealized gain on equity security	4,535	6,911	13,045	14,756
Write down of other real estate owned	-	(210,150)	-	(210,150)
Gain on sale of SBA loans	63,635	9,520	63,635	139,535
Other fees and commissions	29,077	35,946	59,745	65,317
Total noninterest income	608,226	323,233	910,228	715,629

Noninterest expense
Salaries	1,296,278	1,309,007	2,651,197	2,635,790
Employee benefits	359,450	314,145	806,554	696,109
Occupancy	185,394	190,543	368,546	404,963
Furniture and equipment	165,812	155,933	326,261	311,080
Acquisition	165,096	-	344,920	-
Other	689,973	639,568	1,310,838	1,316,540
Total noninterest expense	2,862,003	2,609,196	5,808,316	5,364,482

Income before income taxes	1,266,626	1,448,629	2,262,849	2,798,892
Income taxes	230,571	222,808	383,487	476,784
Net income	$1,036,055	$1,225,821	$1,879,362	$2,322,108

Earnings per share - basic and diluted	$0.35	$0.42	$0.63	$0.79

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net income	$1,036,055	$1,225,821	$1,879,362	$2,322,108

Other comprehensive income, net of income taxes:

Securities available for sale
Net unrealized gain arising during the period	883,144	433,834	1,055,835	846,140
Income tax expense	243,019	119,380	290,539	232,836
Total other comprehensive income	640,125	314,454	765,296	613,304

Total comprehensive income	$1,676,180	$1,540,275	$2,644,658	$2,935,412

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Three and six months ended June 30, 2020 and 2019

(Unaudited except for year-end amounts)

			Additional		Accumulated other	Total
	Common stock		paid-in	Retained	comprehensive	stockholders'
	Shares	Par value	capital	earnings	income	equity
Three months ended June 30, 2019
Balance, March 31, 2019	1,682,997	$16,830	$27,324,794	$19,626,222	$(269,449)	$46,698,397

Net income	-	-	-	1,225,821	-	1,225,821
Unrealized loss on securities available for sale net of income tax expense of $119,380	-	-	-	-	314,454	314,454
Cash dividends, $0.25 per share	-	-	-	(740,519)	-	(740,519)
Dividends reinvested	8,094	81	236,799	-	-	236,880

Balance, June 30, 2019	1,691,091	$16,911	$27,561,593	$20,111,524	$45,005	$47,735,033

Six months ended June 30, 2019
Balance, December 31, 2018	1,682,997	$16,830	$27,324,794	$18,621,382	$(568,299)	$45,394,707

Net income	-	-	-	2,322,108	-	2,322,108
Unrealized loss on securities available for sale net of income tax expense of $232,836	-	-	-	-	613,304	613,304
Reclassification due to adoption of ASU No. 2016-02	-	-	-	(91,447)	-	(91,447)
Cash dividends, $0.25 per share	-	-	-	(740,519)	-	(740,519)
Dividend Reinvested	8,094	81	236,799		-	236,880

Balance, June 30, 2019	1,691,091	$16,911	$27,561,593	$20,111,524	$45,005	$47,735,033

Three months ended June 30, 2020
Balance, March 31, 2020	2,974,019	$29,740	$27,812,991	$22,411,468	$167,795	$50,421,994

Net income	-	-	-	1,036,055	-	1,036,055
Unrealized gain on securities available for sale net of income tax expense of $243,019	-	-	-	-	640,125	640,125
Cash dividends, $0.26 per share	-	-	-	(773,464)	-	(773,464)
Dividends reinvested	17,944	180	241,167	-	-	241,347

Balance, June 30, 2020	2,991,963	$29,920	$28,054,158	$22,674,059	$807,920	$51,566,057

Six months ended June 30, 2020
Balance, December 31, 2019	2,974,019	$29,740	$27,812,991	$21,568,161	$42,624	$49,453,516

Net income	-	-	-	1,879,362	-	1,879,362
Unrealized gain on securities available for sale net of income tax expense of $290,539	-	-	-	-	765,296	765,296
Cash dividends, $0.26 per share	-	-	-	(773,464)	-	(773,464)
Dividends reinvested	17,944	180	241,167	-	-	241,347

Balance, June 30, 2020	2,991,963	$29,920	$28,054,158	$22,674,059	$807,920	$51,566,057

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

Six Months Ended June 30,	2020	2019

Cash flows from operating activities
Interest received	$9,404,760	$9,156,111
Fees and commissions received	748,326	765,151
Interest paid	(1,866,535)	(1,477,635)
Proceeds from sale of mortgage loans held for sale	21,655,071	4,924,657
Origination of mortgage loans held for sale	(22,887,047)	(5,323,769)
Cash paid to suppliers and employees	(5,413,489)	(5,410,566)
Income taxes paid, net of refunds received	-	(249,711)
	1,641,086	2,384,238

Cash flows from investing activities
Proceeds from maturity and call of securities
Available for sale	6,711,028	2,923,369
Held to maturity	500,000	500,000
Purchase of securities
Available for sale	(19,890,543)	(11,643,636)
Held to maturity	(3,065,625)	(1,770,815)
Purchase of certificates of deposit	(1,500,000)	-
Loans made to customers, net of principal collected	(26,132,027)	(701,101)
Proceeds from sale of loans	683,885	1,582,364
Redemption (purchase) of stock in FHLB of Atlanta	(235,100)	72,100
Purchases of premises, equipment and software	(148,898)	(45,278)
	(43,077,280)	(9,082,997)

Cash flows from financing activities
Net increase (decrease) in
Noninterest-bearing deposits	25,292,071	(1,707,576)
Interest-bearing deposits	29,255,715	19,169,973
Securities sold under repurchase agreements	292,803	(2,222,415)
Federal Home Loan Bank of Atlanta advances	5,000,000	-
Dividends paid, net of reinvestments	(532,117)	(503,639)

	59,308,472	14,736,343

Net increase in cash and cash equivalents	17,872,278	8,037,584

Cash and cash equivalents at beginning of period	9,121,352	14,618,237
Cash and cash equivalents at end of period	$26,993,630	$22,655,821

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

Six Months Ended June 30,	2020	2019

Reconciliation of net income to net cash provided by operating activities
Net income	$1,879,362	$2,322,108
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	164,949	176,885
Provision for loan losses	475,000	13,000
Lease expense in excess of rent paid	17,215	20,273
Write down of other real estate owned	-	210,150
Equity security dividends reinvested	(5,440)	(6,127)
Unrealized gain on equity security	(13,045)	(14,756)
Gain on sale of SBA loans	(63,635)	(139,535)
Amortization of premiums and accretion of discounts, net	154,435	46,353
Increase (decrease) in
Deferred loan fees	649,928	(25,409)
Accrued interest payable	(37,208)	268,612
Other liabilities	419,608	(36,563)
Decrease (increase) in
Mortgage loans held for sale	(1,231,976)	(399,112)
Accrued interest receivable	(704,992)	(15,890)
Bank owned life insurance cash surrender value	(85,222)	(9,792)
Other assets	22,107	(25,959)

	$1,641,086	$2,384,238

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods have been made. Such adjustments were normal and recurring in nature. The results of operations for the three and six months ended June 30, 2020 do not necessarily reflect the results that may be expected for the entire fiscal year ending December 31, 2020 or any future interim period. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2019, which are included in Farmers and Merchants Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3.	Investment Securities

Investments in debt securities are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
June 30, 2020	cost	gains	losses	value

Available for sale

State and municipal	$5,412,696	$21,150	$-	$5,433,846
SBA pools	1,953,812	-	48,089	1,905,723
Corporate bonds	2,102,417	81,303	-	2,183,720
Mortgage-backed securities	40,012,405	1,099,290	39,013	41,072,682
	$49,481,330	$1,201,743	$87,102	$50,595,971

Held to maturity

State and municipal	$22,092,361	$979,396	$-	$23,071,757

	Amortized	Unrealized	Unrealized	Fair
December 31, 2019	cost	gains	losses	value

Available for sale

State and municipal	$508,134	$4,536	$-	$512,670
SBA pools	2,203,834	-	52,037	2,151,797
Mortgage-backed securities	33,760,999	255,843	149,535	33,867,307
	$36,472,967	$260,379	$201,572	$36,531,774

Held to maturity

State and municipal	$19,510,018	$588,393	$480	$20,097,931

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

3.	Investment Securities (continued)

Contractual maturities, shown below, will differ from actual maturities because borrowers and issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
June 30, 2020	cost	value	cost	value

Within one year	$4,905,802	$4,907,351	$255,419	$256,673
Over one to five years	2,359,311	2,446,892	561,187	563,454
Over five to ten years	250,000	263,323	3,224,596	3,315,629
Over ten years	-	-	18,051,159	18,936,001
	7,515,113	7,617,566	22,092,361	23,071,757
Mortgage-backed securities and SBA pools, due in monthly installments	41,966,217	42,978,405	-	-
	$49,481,330	$50,595,971	$22,092,361	$23,071,757

December 31, 2019

Within one year	$-	$-	$257,150	$261,204
Over one to five years	258,134	258,838	562,587	565,140
Over five to ten years	250,000	253,832	2,717,125	2,782,474
Over ten years	-	-	15,973,156	16,489,113
	508,134	512,670	19,510,018	20,097,931
Mortgage-backed securities and SBA pools, due in monthly installments	35,964,833	36,019,104	-	-
	$36,472,967	$36,531,774	$19,510,018	$20,097,931

Securities with a carrying value of $12,385,076 and $11,441,474 as of June 30, 2020 and December 31, 2019, respectively, were pledged as collateral for government deposits and securities sold under repurchase agreements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

3.	Investment Securities (continued)

The following table sets forth the Company’s gross unrealized losses on a continuous basis for investments in debt securities, by category and length of time, at June 30, 2020 and December 31, 2019.

June 30, 2020	Less than 12 months		12 months or more		Total
Description of investments	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

State and municipal	$-	$-	$-	$-	$-	$-
SBA pools	-	-	1,894,913	48,089	1,894,913	48,089
Corporate bonds	-	-	-	-	-	-
Mortgage-backed securities	8,122,683	37,874	311,100	1,139	8,433,783	39,013
Total	$8,122,683	$37,874	$2,206,013	$49,228	$10,328,696	$87,102

December 31, 2019	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
Description of investments	Fair value	losses	Fair value	losses	Fair value	losses

State and municipal	$251,618	$480	$-	$-	$251,618	$480
SBA pools	-	-	2,151,797	52,037	2,151,797	52,037
Mortgage-backed securities	10,643,624	58,063	7,295,788	91,472	17,939,412	149,535
Total	$10,895,242	$58,543	$9,447,585	$143,509	$20,342,827	$202,052

Management has the ability and intent to hold securities classified as held to maturity until they mature, at which time the Company should receive full value for the securities. As of June 30, 2020 and December 31, 2019, management did not have the intent to sell any of the held to maturity or available for sale securities with unrealized losses before a recovery of cost. The unrealized losses detailed in the table above were due to increases in market interest rates over the yields available at the time the underlying securities were purchased as well as other market conditions for each particular security based upon the structure and remaining principal balance. The fair values of the investment securities are expected to recover as the securities approach their maturity dates or repricing dates or if market yields for such investments decline. Based on the foregoing factors, as of June 30, 2020 and December 31, 2019, management believes that these unrealized losses are temporary and, accordingly, have not been recognized in the Company’s consolidated statement of income.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

4.	Loans

Major categories of loans are as follows:

	June 30,	December 31,
	2020	2019

Real estate:
Commercial	$235,940,173	$240,938,149
Construction and land development	20,550,954	18,194,955
Residential	75,094,571	76,122,069
Commercial	56,272,588	26,947,503
Consumer	216,190	292,027
	388,074,476	362,494,703
Less: Allowance for loan losses	3,136,712	2,593,715
Deferred origination fees net of costs	1,168,072	518,145
	$383,769,692	$359,382,843

At June 30, 2020, the Company had two nonaccrual loans to the same borrower. One is a commercial real estate loans with a balance of $221,330 and was secured by real estate and a personal guarantee. The other is a residential real estate loan with a balance of $49,342 and was secured by real estate. Gross interest income of $6,294 would have been recorded for the three and six months ended June 30, 2020, respectively, if these nonaccrual loans had been current and performing in accordance with the original terms. Neither loan requires an allowance for loss.

At December 31, 2019 the company had no nonaccrual loans.

An age analysis of past due loans, segregated by type of loan, is as follows:

			90 Days				Past Due 90
	30 - 59 Days	60 - 89 Days	or More	Total		Total	Days or More
	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing
June 30, 2020
Real estate:
Commercial	$217,398	$-	$221,330	$438,728	$235,501,445	$235,940,173	$-
Construction and land development	-	-	-	-	20,550,954	20,550,954	-
Residential	-	-	49,342	49,342	75,045,229	75,094,571	-
Commercial	-	-	-	-	56,272,588	56,272,588	-
Consumer	-	-	-	-	216,190	216,190	-
Total	$217,398	$-	$270,672	$488,070	$387,586,406	$388,074,476	$-

December 31, 2019
Real estate:
Commercial	$224,794	$-	$-	$224,794	$240,713,355	$240,938,149	$-
Construction and land development	-	-	-	-	18,194,955	18,194,955	-
Residential	59,892	-	-	59,892	76,062,177	76,122,069	-
Commercial	-	-	-	-	26,947,503	26,947,503	-
Consumer	-	-	-	-	292,027	292,027	-
Total	$284,686	$-	$-	$284,686	$362,210,017	$362,494,703	$-

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

4.	Loans (continued)

Impaired loans, segregated by class of loans with average recorded investment and interest recognized for the three months ended June 30, 2020 and the year ended December 31, 2019, are set forth in the following table:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded	Interest
	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
June 30, 2020
Real estate:
Commercial	$2,502,296	$2,502,296	$-	$2,502,296	$-	$2,293,642	$57,121
Residential	49,342	49,342	-	49,342	-	24,671	-
	$2,551,638	$2,551,638	$-	$2,551,638	$-	$2,318,313	$57,121

December 31, 2019
Real estate:
Commercial	$2,084,988	$2,084,988	$-	$2,084,988	$-	$2,631,185	$106,874
Residential	50,057	50,057	-	50,057	-	25,029	2,876
	$2,135,045	$2,135,045	$-	$2,135,045	$-	$2,656,214	$109,750

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

At June 30, 2020, the Company had two commercial real estate loans totaling $2,280,966 and one residential real estate loan totaling $49,342 that were classified as TDRs. All are included in impaired loans above. At June 30, 2020, both commercial real estate loans are paying as agreed while the residential real estate loan was over 90 days delinquent. There have been no charge-offs or allowances associated with these three loans.

At December 31, 2019, the Company had one commercial real estate loan totaling $2,084,988 and one residential real estate loan totaling $50,057 that were classified as TDRs. All are included in impaired loans above. Each loan is paying as agreed. There have been no charge-offs or allowances associated with these two loans.

Section 4013 of the U.S. Government’s Coronavirus Aid, Relief, and Economic Security Act allows financial institutions to suspend application of certain current TDRs accounting guidance under ASC 310-40 for loan modifications related to the COVID-19 pandemic made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the COVID-19 national emergency, provided certain criteria are met. This relief can be applied to loan modifications for borrowers that were not more than 30 days past due as of December 31, 2019 and to loan modifications that defer or delay the payment of principal or interest, or change the interest rate on the loan. In April 2020, federal and state banking regulators issued the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus to provide further interpretation of when a borrower is experiencing financial difficulty, specifically indicating that if the modification is either short-term (e.g., six months) or mandated by a federal or state government in response to the COVID-19 pandemic, the borrower is not experiencing financial difficulty under ASC 310-40. The Company continues to prudently work with borrowers negatively impacted by the COVID-19 pandemic while managing credit risks and recognizing appropriate allowance for loan losses on its loan portfolio. As of June 30, 2020, the Company has modified loans, due to the pandemic and at the borrower’s request, with an aggregate principal balance of $109.2 million, or 30% of its loan portfolio. None of these loans were classified as TDRs as of June 30, 2020 because they met the criteria discussed above. Of these previously-deferred loans, borrowers owing a total of $27.8 million, or 8% of the Company’s loan portfolio, have requested additional three-month deferrals, which requests the Company is currently evaluating.

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

Loans by credit grade, segregated by loan type, are as follows:

		Above			Pass	Special
June 30, 2020	Excellent	average	Average	Acceptable	watch	mention	Substandard	Doubtful	Total

Real estate:
Commercial	$-	$2,450,001	$50,720,140	$81,411,409	$92,362,374	$-	$8,996,249	$-	$235,940,173
Construction and land development	-	-	2,541,548	11,344,078	6,665,328	-	-	-	20,550,954
Residential	36,677	1,267,344	27,359,817	34,608,320	9,348,624	-	2,473,789	-	75,094,571
Commercial	31,112,843	-	5,853,788	14,553,697	4,752,260	-	-	-	56,272,588
Consumer	19,782	93,132	59,332	11,378	17,586	-	-	14,980	216,190
	$31,169,302	$3,810,477	$86,534,625	$141,928,882	$113,146,172	$-	$11,470,038	$14,980	$388,074,476

		Above			Pass	Special
December 31, 2019	Excellent	average	Average	Acceptable	watch	mention	Substandard	Doubtful	Total

Real estate:
Commercial	$-	$2,769,944	$91,274,940	$110,566,629	$27,438,005	$-	$8,888,631	$-	$240,938,149
Construction and land development	-	216,000	4,737,737	8,572,151	4,669,067	-	-	-	18,194,955
Residential	39,817	1,633,783	30,767,418	34,784,120	6,386,377	-	2,510,554	-	76,122,069
Commercial	153,848	20,000	11,682,299	11,995,143	3,096,213	-	-	-	26,947,503
Consumer	2,327	99,385	91,620	60,049	19,214	-	240	19,192	292,027
	$195,992	$4,739,112	$138,554,014	$165,978,092	$41,608,876	$-	$11,399,425	$19,192	$362,494,703

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

The following table details activity in the allowance for loan losses by portfolio for the three-month and six months ended June 30, 2020 and 2019 and for the year ended December 31, 2019. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
June 30, 2020	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,763,861	$396,409	$-	$44,962	$2,205,232	$-	$2,205,232	$2,502,296	$233,437,877
Construction and land development	192,828	22,302	-	7,200	222,330	-	222,330	-	20,550,954
Residential	478,124	55,640	-	-	533,764	-	533,764	49,342	75,045,229
Commercial	107,782	(7,709)	-	15,835	115,908	-	115,908	-	56,272,588
Consumer	4,133	(740)	-	-	3,393	-	3,393	-	216,190
Unallocated	46,987	9,098	-	-	56,085	-	56,085	-	-
	$2,593,715	$475,000	$-	$67,997	$3,136,712	$-	$3,136,712	$2,551,638	$385,522,838

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
June 30, 2019	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,754,372	$(17,650)	$-	$17,799	$1,754,521	$-	$1,754,521	$2,109,945	$235,184,971
Construction and land development	196,374	(26,548)	-	6,826	176,652	-	176,652	-	16,384,252
Residential	401,626	51,910	-	-	453,536	-	453,536	51,870	67,419,352
Commercial	102,610	(10,999)	-	4,166	95,777	-	95,777	-	21,769,797
Consumer	10,428	(7,134)	-	-	3,294	-	3,294	-	307,718
Unallocated	43,924	23,421	-	-	67,345	-	67,345	-	-
	$2,509,334	$13,000	$-	$28,791	$2,551,125	$-	$2,551,125	$2,161,815	$341,066,090

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
December 31, 2019	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,754,372	$(11,700)	$-	$21,189	$1,763,861	$-	$1,763,861	$2,084,988	$238,853,161
Construction and land development	196,374	(17,571)	-	14,025	192,828	-	192,828	-	18,194,955
Residential	401,626	76,498	-	-	478,124	-	478,124	50,057	76,072,012
Commercial	102,610	(3,995)	-	9,167	107,782	-	107,782	-	26,947,503
Consumer	10,428	(6,295)	-	-	4,133	-	4,133	-	292,027
Unallocated	43,924	3,063	-	-	46,987	-	46,987	-	-
	$2,509,334	$40,000	$-	$44,381	$2,593,715	$-	$2,593,715	$2,135,045	$360,359,658

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

5.	Lease Commitments

The Company and its subsidiaries are obligated under operating leases for certain office premises.

The following table shows operating lease right of use assets and operating lease liabilities as of June 30, 2020 and December 31, 2019:

	Consolidated Balance
	Sheet classification	June 30, 2020	December 31, 2019
Operating lease right of use asset	Other assets	$1,317,556	$1,392,281
Operating lease liabilities	Other liabilities	1,501,846	1,559,356

Operating lease cost included in occupancy expense in the statement of income for the three months ended June 30, 2020 and 2019 was $44,343 and $46,414, respectively. Operating lease cost included in occupancy expense in the statement of income for the six months ended June 30, 2020 and 2019 was $94,134 and $94,221, respectively.

Future minimum payments under the agreements, including those option years for which the Company is reasonably certain to renew, are as follows:

Year	Amount

2020	$100,187
2021	210,955
2022	221,497
2023	228,531
2024	234,910
Thereafter	1,140,679
Total lease payments	2,136,759
Less imputed interest	(634,913)
Present value of operating lease liabilities	$1,501,846

For operating leases as of June 30, 2020, the weighted average remaining lease term is 9.0 years and the weighted average discount rate is 3.25%. During the three months ended June 30, 2020 and 2019, cash paid for amounts included in the measurement of lease liabilities was $35,801 and $37,224, respectively. During the six months ended June 30, 2020 and 2019, cash paid for amounts included in the measurement of lease liabilities was $76,920 and $73,948, respectively.

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

The implementation of the capital conservation buffer began on January 1, 2016, at the 0.625% level and was phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reached 2.5% on January 1, 2019). The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and does not have current applicability to the Bank. As of June 30, 2020, the Bank met all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis.

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

The following table presents actual and required capital ratios as of June 30, 2020 and December 31, 2019 for the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of June 30, 2020 and December 31, 2019 based on the phase-in provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. Capital ratios of the Company are substantially the same as the Bank’s.

			Minimum
			Capital Adequacy		To Be Well
(Dollars in thousands)	Actual		Phase-In Schedule		Capitalized
June 30, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$52,627	14.22%	$38,855	10.50%	$37,005	10.00%
Tier 1 capital (to risk-weighted assets)	49,491	13.37%	31,454	8.50%	29,604	8.00%
Common equity tier 1 (to risk- weighted assets)	49,491	13.37%	25,903	7.00%	24,053	6.50%
Tier 1 leverage (to average assets)	49,491	10.11%	19,585	4.00%	24,481	5.00%

			Minimum
			Capital Adequacy		To Be Well
(Dollars in thousands)	Actual		Phase-In Schedule		Capitalized
December 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$51,274	13.88%	$38,775	10.50%	$36,928	10.00%
Tier 1 capital (to risk-weighted assets)	48,681	13.18%	31,389	8.50%	29,543	8.00%
Common equity tier 1 (to risk- weighted assets)	48,681	13.18%	25,850	7.00%	24,003	6.50%
Tier 1 leverage (to average assets)	48,681	10.94%	17,798	4.00%	22,247	5.00%

To be categorized as well capitalized, the Bank must maintain ratios as set forth in the table. As of June 30, 2020, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There have been no conditions or events since that notification that management believes have changed the Bank’s category.

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

The following table summarizes financial assets measured at fair value on a recurring and nonrecurring basis as of June 30, 2020 and December 31, 2019, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Carrying Value:
	Level 1	Level 2	Level 3	Total
June 30, 2020
Recurring
Available for sale securities
State and municipal	$-	$5,433,846	$-	$5,433,846
SBA pools	-	1,905,723	-	1,905,723
Corporate bonds	-	2,183,720	-	2,183,720
Mortgage-backed securities	-	41,072,682	-	41,072,682
	$-	$50,595,971	$-	$50,595,971

Equity security at fair value
Mutual fund	$550,806	$-	$-	$550,806

Nonrecurring
Impaired loans	$-	$-	$2,551,638	$2,551,638

December 31, 2019
Recurring
Available for sale securities
State and municipal	$-	$512,670	$-	$512,670
SBA pools	-	2,151,797	-	2,151,797
Mortgage-backed securities	-	33,867,307	-	33,867,307
	$-	$36,531,774	$-	$36,531,774

Equity security at fair value
Mutual fund	$532,321	$-	$-	$532,321

Nonrecurring
Impaired loans	$-	$-	$2,135,045	$2,135,045

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

7.	Fair Value (continued)

The estimated fair value of financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of the valuation inputs were as follows:

	June 30, 2020		December 31, 2019
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets
Level 2 inputs
Securities held to maturity	$22,092,361	$23,071,757	$19,510,018	$20,097,931
Mortgage loans held for sale	1,473,976	1,497,046	242,000	245,857
Federal Home Loan Bank stock	611,300	611,300	376,200	376,200
Level 3 inputs
Loans, net	383,769,692	383,695,692	359,382,843	359,346,031

Financial liabilities
Level 1 inputs
Noninterest-bearing deposits	$85,951,086	$85,951,086	$60,659,015	$60,659,015
Securities sold under repurchase agreements	11,250,921	11,250,921	10,958,118	10,958,118
Level 2 inputs
Interest-bearing deposits	345,210,014	357,529,014	315,954,299	313,622,299
Federal Home Loan Bank advances	5,000,000	5,162,000	-	-

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

Basic earnings per share is determined by dividing net income available to stockholders by the weighted-average number of shares of common stock outstanding during the period and does not include the effect of any potentially dilutive common stock equivalents, giving retroactive effect to stock dividends declared during the period. Diluted earnings per share is determined in the same manner, except that the weighted-average number of shares of common stock outstanding is adjusted for the dilutive effect of outstanding common stock equivalents. The following table sets forth the calculation of basic and diluted earnings per share for the three and six months period ended June 30, 2020 and 2019. There were no common stock equivalents outstanding for the three and six months periods ended June 30, 2020 or 2019.

	Three Months Ended, June 30		Six Months Ended, June 30
	2020	2019	2020	2019

Net income	$1,036,055	$1,225,821	$1,879,362	$2,322,108

Weighted average shares outstanding	2,975,005	2,945,556	2,974,512	2,945,402

Earnings per share - basic and diluted	$0.35	$0.42	$0.63	$0.79

In September 2019, the Company’s Board of Directors declared a 75% stock dividend that was paid on October 31, 2019. Weighted average shares outstanding for the three and six months ended June 30, 2019 have been retroactively adjusted to reflect the stock dividend.

9.	Retirement Plans

The Company has a profit sharing plan qualifying under Section 401(k) of the Internal Revenue Code. All employees age 21 or more with six months of service are eligible for participation in the plan. The Company matches employee contributions up to 4% of total compensation and may make additional discretionary contributions. Employee and employer contributions are 100% vested when made. The Company’s contributions to this plan were $42,941 and $39,334 for the three months ended June 30, 2020 and 2019, respectively, and $109,590 and $87,988 for the six months ended June 30, 2020 and 2019, respectively.

The Company has entered into agreements with 12 employees to provide certain life insurance benefits payable in connection with policies of life insurance on those employees that are owned by the Company. Each of the agreements provides for the amount of death insurance benefits to be paid to beneficiaries of the insured. For this plan, the Company expensed $1,589 and $1,468 for the three months ended June 30, 2020 and 2019, respectively, and $3,178 and $2,936 for the six months ended June 30, 2019 and 2018, respectively.

The Company adopted supplemental executive retirement plans for three of its executives. The plans provide cash compensation to the executive officers under certain circumstances, including a separation of service. The benefits vest over the period from adoption to a specified age for each executive. The Company recorded expenses, including interest, of $51,300 and $30,600 for the three months ended June 30, 2020 and 2019, respectively, and 102,600 and $61,200 for the six months ended June 30, 2020 and 2019, respectively.

Retirement plan expenses are included in employee benefits on the consolidated statements of income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis is intended as a review of material changes in and significant factors affecting the financial condition and results of operations of Farmers and Merchants Bancshares, Inc. and its consolidated subsidiaries for the periods indicated. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and the notes thereto contained in Item 1 of Part I of this report, and with Management’s Discussion and Analysis of Financial Condition and Results of Operations, the audited consolidated financial statements and notes thereto, and the other statistical information contained in the Annual Report of Farmers and Merchants Bancshares, Inc. on Form 10-K for the year ended December 31, 2019 (the “Form 10-K”). References in this report to “us”, “we”, “our”, and “the Company” are to Farmers and Merchants Bancshares, Inc. and, unless the context clearly suggests otherwise, its consolidated subsidiaries.

Forward-Looking Statements

This report may contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Readers of this report should be aware of the speculative nature of “forward-looking statements.” Statements that are not historical in nature, including those that include the words “intend”, “believe”, “estimate”, “predict”, “potential”, or “continue” or the negative of those words and other comparable words, are based on current expectations, estimates and projections about, among other things, the industry and the markets in which we operate, and they are not guarantees of future performance. Whether actual results will conform to expectations and predictions is subject to known and unknown risks and uncertainties, including risks and uncertainties discussed in this report; general economic, market, or business conditions, including those impacted and/or driven by the COVID-19 pandemic; changes in interest rates, deposit flow, the cost of funds, and demand for loan products and financial services; changes in our competitive position or competitive actions by other companies; changes in the quality or composition of our loan and investment portfolios; our ability to manage growth; changes in laws or regulations or policies of federal and state regulators and agencies; and other circumstances beyond our control. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results anticipated will be realized, or if substantially realized, will have the expected consequences on our business or operations. These and other risks are discussed in detail in the registration statements and periodic reports that Farmers and Merchants Bancshares, Inc. files with the Securities and Exchange Commission (the “SEC”) (see Item 1A of Part II of this report for further information). Except as required by applicable laws, we do not intend to publish updates or revisions of any forward-looking statements we make to reflect new information, future events or otherwise.

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

Our ability to consummate the Merger Transactions is subject to certain conditions, including, among others, the approval of the Merger by the stockholders of Carroll and the receipt of required regulatory approvals. We expect the Merger to close in the third quarter of 2020, but this date is subject to change. For additional information regarding the pending Merger, please see our Current Reports on Form 8-K filed with the SEC on March 6, 2020 and March 11, 2020.

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

COVID-19 Pandemic

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

As a result of the pandemic affecting the states and local markets in which it operates, the Company successfully implemented its Pandemic Contingency Plan with the goal of protecting the health, safety and financial well-being of its associates and customers. As part of its plan to protect the financial well-being of its customers, the Company chose to participate and educate its customers on the government sponsored plans established to provide financial assistance to businesses.

Although states, including Maryland, have eased several of the COVID-19 restrictions, including stay-at-home orders and the required closure of non-essential businesses, there appears to be a resurgence of COVID-19 cases in many states, including Maryland. As a result, it is possible that states, including Maryland, will re-implement some or all of the COVID-19 related restrictions and again require some or all non-essential businesses to close or drastically alter their business operations, which could have a material adverse impact on our customers and, thus, our financial condition and results of operations.

Paycheck Protection Program

The U.S. Government’s Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) established the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) which provides small businesses with resources to maintain payroll, hire back employees who may have been laid off, and to cover applicable overhead expenses. Following the enactment of the CARES Act and the establishment of the PPP, we acted expeditiously to prepare our associates so they could guide our customers on the proper procedures necessary to enable them to take advantage of this program. We developed an SBA PPP specific information site within our website that provided detailed information, links and materials for eligible customers to access. Internally, we reallocated resources to review, process and data enter customer applications, working tirelessly over extended hours to provide access to as many local business owners as possible. We were able to fund 172 loan applications for approximately $25.3 million from the first tranche of PPP designated funds. Congress allocated additional funding to the PPP on April 23, 2020. Due to our advance preparation and software implementation, we were able to quickly gain approval for an additional 101 loan applications for approximately $5.8 million through June 30, 2020. In total, we have gained approval for over $31 million to 273 small businesses. Approximately 70% of the loans were under $100,000 in size. These loans are 100% guaranteed by the SBA, have up to a five-year maturity, provide for a six-month deferral period, and have an interest rate of 1%. These loans may be forgiven by the SBA if the borrower meets certain conditions, including by using at least 75% of the loan proceeds for payroll costs. The SBA also established processing fees from 1% to 5%, depending on the loan amount. We have received $1,285,719 in fees.

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

Financial Condition

Total assets increased by $62,278,020 or 14.1% during the first half of 2020 to $504,493,118 at June 30, 2020 from $442,215,098 at December 31, 2019. The increase in total assets was due primarily to increases of $24,386,849 in loans, $17,872,278 in cash and cash equivalents and $16,646,540 in debt securities. The increase in loans was due primarily to the origination of the aforementioned PPP loans.

Total liabilities increased $60,165,479 or 15.3% during the first half of 2020 to $452,927,061 at June 30, 2020 from $392,761,582 at December 31, 2019. The increase was due primarily to a $54,547,786 increase in deposits and a $5,000,000 increase in FHLB advances. The increase in deposits was due to an inflow of funds from depositors who abandoned riskier investments for the safety of a bank and to the aforementioned PPP loans. The majority of PPP loans were made to existing customers, so the loan proceeds were deposited in checking accounts. In many cases, the customer has not withdrawn the PPP funds.

Stockholders’ equity increased by $2,112,541 during the first half of 2020 to $51,566,057 at June 30, 2020 from $49,453,516 at December 31, 2019. The increase was due primarily to net income for the period of $1,879,362 and an increase of $765,296 in accumulated other comprehensive income, offset by dividends paid, net of reinvestments of $532,117.

Loans

Major categories of loans at June 30, 2020 and December 31, 2019 are as follows:

	June 30,		December 31,
	2020		2019

Real estate:
Commercial	$235,940,173	61%	$240,938,149	67%
Construction/Land development	20,550,954	5%	18,194,955	5%
Residential	75,094,571	19%	76,122,069	21%
Commercial	56,272,588	15%	26,947,503	7%
Consumer	216,190	0%	292,027	0%
	388,074,476	100%	362,494,703	100%
Less: Allowance for loan losses	3,136,712		2,593,715
Deferred origination fees net of costs	1,168,072		518,145
	$383,769,692		$359,382,843

Loans increased by $24,386,849 or 6.8% to $383,769,692 at June 30, 2020 from $359,382,843 at December 31, 2019. The increase was due primarily to a $29,325,085 increase in commercial loans because of the origination of $31,112,843 of PPP loans, offset by a $4,997,976 decrease in commercial real estate loans. The allowance for loan losses increased $542,997 to $3,136,712 at June 30, 2020 from $2,593,715 at December 31, 2019.

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

An age analysis of past due loans, segregated by class of loans, as of June 30, 2020 and December 31, 2019, is as follows:

			90 Days				Past Due 90
	30 - 59 Days	60 - 89 Days	or more	Total		Total	Days or More
	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing
June 30, 2020
Real estate:
Commerical	$217,398	$-	$221,330	$438,728	$235,501,445	$235,940,173	$-
Construction/Land development	-	-	-	-	20,550,954	20,550,954	-
Residential	-	-	49,342	49,342	75,045,229	75,094,571	-
Commercial	-	-	-	-	56,272,588	56,272,588	-
Consumer	-	-	-	-	216,190	216,190	-

Total	$217,398	$-	$270,672	$488,070	$387,586,406	$388,074,476	$-

			90 Days				Past Due 90
	30 - 59 Days	60 - 89 Days	or more	Total		Total	Days or More
	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing
December 31, 2019
Real estate:
Commerical	$224,794	$-	$-	$224,794	$240,713,355	$240,938,149	$-
Construction/Land development	-	-	-	-	18,194,955	18,194,955	-
Residential	59,892	-	-	59,892	76,062,177	76,122,069	-
Commercial	-	-	-	-	26,947,503	26,947,503	-
Consumer	-	-	-	-	292,027	292,027	-

Total	$284,686	$-	$-	$284,686	$362,210,017	$362,494,703	$-

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

At June 30, 2020, the Company had two nonaccrual loans to the same borrower. One is a commercial real estate loan with balance of $221,330 and the other is a residential real estate loan with a balance of $49,342. The loans were secured by real estate and business assets, and were personally guaranteed. Gross interest income of $6,294 would have been recorded for the three and six months ended June 30, 2020, respectively, if these nonaccrual loans had been current and performing in accordance with the original terms. Neither loan requires an allowance for loss.

At December 31, 2019 the Company had no nonaccrual loans.

Impaired loans as of June 30, 2020 and December 31, 2019 are set forth in the following table:

	June 30	December 31,
	2020	2019

Impaired loans with no valuation allowance	$2,551,638	$2,135,045
Impaired loans with a valuation allowance	-	-
Total impaired loans	$2,551,638	$2,135,045

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

Section 4013 of the U.S. Government’s Coronavirus Aid, Relief, and Economic Security Act allows financial institutions to suspend application of certain current TDRs accounting guidance under Accounting Standards Codification (“ASC 310-40”) for loan modifications related to the COVID-19 pandemic made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the COVID-19 national emergency, provided certain criteria are met. This relief can be applied to loan modifications for borrowers that were not more than 30 days past due as of December 31, 2019 and to loan modifications that defer or delay the payment of principal or interest, or change the interest rate on the loan. In April 2020, federal and state banking regulators issued the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus to provide further interpretation of when a borrower is experiencing financial difficulty, specifically indicating that if the modification is either short-term (e.g., six months) or mandated by a federal or state government in response to the COVID-19 pandemic, the borrower is not experiencing financial difficulty under ASC 310-40.

The Company has provided loan modifications to its borrowers who are impacted by the COVID-19 pandemic. Modifications include deferrals of principal and interest for periods up to three months and interest only periods of three months. These deferrals can be extended for an additional three months, subject to approval by the Company. As of June 30, 2020, the Company has modified loans having an aggregate principal balance of $109.2 million, or 30% of its loan portfolio. None of these loans were classified as TDRs as of June 30, 2020 because they met the criteria discussed above. Of these previously-deferred loans, borrowers owing a total of $27.8 million, or 8% of the Company’s loan portfolio, have requested additional three-month deferrals, which requests the Company is currently evaluating.

The Company continues to prudently work with borrowers that have been negatively impacted by the COVID-19 pandemic while managing credit risks and recognizing appropriate allowance for loan losses on its loan portfolio. See Note 4 to the financial statements included elsewhere in this report for additional information.

At June 30, 2020, the Company had two commercial real estate loans totaling $2,280,966 and one residential real estate loan totaling $49,342 that were classified as TDRs. All are included in impaired loans above. At June 30, 2020, both commercial real estate loans are paying as agreed while the residential real estate loan was over 90 days delinquent. There have been no charge-offs or allowances associated with these three loans.

At December 31, 2019, the Company had one commercial real estate loan totaling $2,084,988 and one residential real estate loan totaling $50,057 that were classified as TDRs. All are included in impaired loans above. Each loan is paying as agreed. There have been no charge-offs or allowances associated with these two loans.

	June 30,	December 31,
	2020	2019

Restructured loans (TDRs):
Performing as agreed	$2,280,965	$2,135,045
Not performing as agreed	49,342	-
Total TDRs	$2,330,307	$2,135,045

The allowance for loan losses is a reserve established through a provision for loan losses charged to expense.  The allowance for loan losses represents an amount which, in management’s judgment, will be adequate to absorb probable losses on existing loans and other extensions of credit that may become uncollectible. The Company’s allowance for loan loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, “Receivables” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies.” Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions.

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

The following table details activity in the allowance for loan losses by portfolio for the three and six months ended June 30, 2020 and 2019 and the year ended December 31, 2019. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
June 30, 2020	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,763,861	$396,409	$-	$44,962	$2,205,232	$-	$2,205,232	$2,502,296	$233,437,877
Construction and land development	192,828	22,302	-	7,200	222,330	-	222,330	-	20,550,954
Residential	478,124	55,640	-	-	533,764	-	533,764	49,342	75,045,229
Commercial	107,782	(7,709)	-	15,835	115,908	-	115,908	-	56,272,588
Consumer	4,133	(740)	-	-	3,393	-	3,393	-	216,190
Unallocated	46,987	9,098	-	-	56,085	-	56,085	-	-
	$2,593,715	$475,000	$-	$67,997	$3,136,712	$-	$3,136,712	$2,551,638	$385,522,838

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
June 30, 2019	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,754,372	$(17,650)	$-	$17,799	$1,754,521	$-	$1,754,521	$2,109,945	$235,184,971
Construction and land development	196,374	(26,548)	-	6,826	176,652	-	176,652	-	16,384,252
Residential	401,626	51,910	-	-	453,536	-	453,536	51,870	67,419,352
Commercial	102,610	(10,999)	-	4,166	95,777	-	95,777	-	21,769,797
Consumer	10,428	(7,134)	-	-	3,294	-	3,294	-	307,718
Unallocated	43,924	23,421	-	-	67,345	-	67,345	-	-
	$2,509,334	$13,000	$-	$28,791	$2,551,125	$-	$2,551,125	$2,161,815	$341,066,090

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
December 31, 2019	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,754,372	$(11,700)	$-	$21,189	$1,763,861	$-	$1,763,861	$2,084,988	$238,853,161
Construction and land development	196,374	(17,571)	-	14,025	192,828	-	192,828	-	18,194,955
Residential	401,626	76,498	-	-	478,124	-	478,124	50,057	76,072,012
Commercial	102,610	(3,995)	-	9,167	107,782	-	107,782	-	26,947,503
Consumer	10,428	(6,295)	-	-	4,133	-	4,133	-	292,027
Unallocated	43,924	3,063	-	-	46,987	-	46,987	-	-
	$2,509,334	$40,000	$-	$44,381	$2,593,715	$-	$2,593,715	$2,135,045	$360,359,658

The provision for loan losses was $475,000 for the six months ended June 30, 2020 and $13,000 for the six months ended June 30, 2019.

During the six months ended June 30, 2020 and 2019, the Company had no loan charge-offs. Recoveries from loans written off in prior periods totaled $67,997 and $28,791 for the six months ended June 30, 2020 and 2019, respectively.

As of June 30, 2020, the Company had $8,918,401 of loans on a watch list, other than impaired loans, for which the borrowers have the potential for experiencing financial difficulties. As of December 31, 2019, the Company had $9,264,380 of such loans. These loans are subject to ongoing management attention and their classifications are reviewed regularly.

Investment Securities

Investments in debt securities increased by $16,646,540 or 29.7% to $72,688,332 at June 30, 2020 from $56,041,792 at December 31, 2019. At June 30, 2020 and December 31, 2019, the Company had classified 70% and 65%, respectively, of the investment portfolio as available for sale. The balance of the portfolio was classified as held to maturity.

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

The following table sets forth the carrying value of investments in debt securities at June 30, 2020 and December 31, 2019:

	June 30	December 31,
	2020	2019
Available for sale
State and municipal	$5,433,846	$512,670
SBA pools	1,905,723	2,151,797
Corporate Bonds	2,183,720	-
Mortgage-backed securities	41,072,682	33,867,307
	$50,595,971	$36,531,774

Held to maturity
State and municipal	$22,092,361	$19,510,018

The following table sets forth the scheduled maturities of investments in debt securities at June 30, 2020:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Within 1 year	$4,905,802	$4,907,351	$255,419	$256,673
Over 1 to 5 years	2,359,311	2,446,892	561,187	563,454
Over 5 to 10 years	250,000	263,323	3,224,596	3,315,629
Over 10 years	-	-	18,051,159	18,936,001
	7,515,113	7,617,566	22,092,361	23,071,757
SBA Pools	1,953,812	1,905,723	-	-
Mortgage-backed securities	40,012,405	41,072,682	-	-
	$49,481,330	$50,595,971	$22,092,361	$23,071,757

SBA pools and mortgage-backed securities are due in monthly installments.

Other Real Estate Owned

The Bank owns one property in Cecil County, Maryland that was acquired through foreclosure in 2007 and is classified as other real estate owned (“OREO”). The Bank was required by statute to write this property down during 2019 to $0 due to the length of time that it has been held by the Bank. The property is under contract to be sold by the end of 2021.

Deposits

Total deposits increased by $54,547,786 or 14.5% to $431,161,100 at June 30, 2020 from $376,613,314 at December 31, 2019. The increase in deposits was due to an $18,908,434 increase in interest bearing checking accounts, a $2,613,525 increase in time deposits, a $2,952,483 increase in money market accounts, a $4,781,273 increase in savings accounts, and a $25,292,071 increase in noninterest-bearing accounts.

The following table shows the average balances and average costs of deposits for the six months ended June 30, 2020 and 2019:

	June 30, 2020		June 30, 2019
	Average		Average
	Balance	Cost	Balance	Cost
Noninterest bearing demand deposits	$70,072,698	0.00%	$59,112,886	0.00%
Interest bearing demand deposits	68,862,747	0.33%	54,424,704	0.32%
Savings and money market deposits	105,378,381	0.29%	101,329,102	0.32%
Time deposits	155,964,337	1.88%	147,036,558	1.92%
	$400,278,163	0.87%	$361,903,250	0.92%

Liquidity Management

Liquidity describes our ability to meet financial obligations that arise out of the ordinary course of business. Liquidity is primarily needed to meet depositor withdrawal requirements, to fund loans, and to fund our other debts and obligations as they come due in the normal course of business. We maintain our asset liquidity position internally through short-term investments, the maturity distribution of the investment portfolio, loan repayments, and income from earning assets. On the liability side of the balance sheet, liquidity is affected by the timing of maturing liabilities and the ability to generate new deposits or borrowings as needed. The Bank is approved to borrow 75% of eligible pledged single-family residential loans and 50% of eligible pledged commercial loans as well as investment securities, or approximately $60.0 million under a secured line of credit with the FHLB. The Bank also has a facility with the Federal Reserve Bank of Richmond (the “Reserve Bank”) under which the Bank can borrow approximately $22.3 million. Finally, the Bank has an $18,500,000 ($9,500,000 unsecured and $9,000,000 secured) overnight federal funds line of credit available from two commercial banks. FHLB advances of $5,000,000 and $0 were outstanding as of June 30, 2020 and December 31, 2019, respectively. There were no borrowings from the Reserve Bank or our commercial bank lenders at June 30, 2020 and December 31, 2019. Management believes that we have adequate liquidity sources to meet all anticipated liquidity needs over the next 12 months. Management knows of no trend or event which is likely to have a material impact on our ability to maintain liquidity at satisfactory levels.

Borrowings and Other Contractual Obligations

The Company’s contractual obligations consist primarily of borrowings and operating leases for various facilities.

Securities sold under agreements to repurchase represent overnight borrowings from customers. Securities owned by the Company which are used as collateral for these borrowings are primarily U.S. government agency securities.

Specific information about the Company’s borrowings and contractual obligations is set forth in the following table:

	June 30,	December 31,
	2020	2019
Amount oustanding at period-end:
Securities sold under repurchase agreements	$11,250,921	$10,958,118
Federal Home Loan Bank advance matures on March 31, 2025	5,000,000	-
Weighted average rate paid at period-end:
Securites sold under repurchase agreements	1.48%	1.49%
Federal Home Loan Bank advances	1.00%	0.00%

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

Additional information regarding the capital requirements that apply to us can be found in Note 6 to the consolidated financial statements presented elsewhere in this report and in Item 1 of Part I of the Form 10-K under the heading, “Supervision and Regulation – Capital Requirements”.

The following table presents actual and required capital ratios as of June 30, 2020 and December 31, 2019 for the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of June 30, 2020 and December 31, 2019, based on the phase-in provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

			Minimum
			Capital Adequacy		To Be Well
(Dollars in thousands)	Actual		Phased In Schedule		Capitalized
June 30, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$52,627	14.22%	$38,855	10.50%	$37,005	10.00%
Tier 1 capital (to risk-weighted assets)	49,491	13.37%	31,454	8.50%	29,604	8.00%
Common equity tier 1 (to risk- weighted assets)	49,491	13.37%	25,903	7.00%	24,053	6.50%
Tier 1 leverage (to average assets)	49,491	10.11%	19,585	4.00%	24,481	5.00%

December 31, 2019

Total capital (to risk-weighted assets)	$51,274	13.88%	$38,775	10.50%	$36,928	10.00%
Tier 1 capital (to risk-weighted assets)	48,681	13.18%	31,389	8.50%	29,543	8.00%
Common equity tier 1 (to risk- weighted assets)	48,681	13.18%	25,850	7.00%	24,003	6.50%
Tier 1 leverage (to average assets)	48,681	10.94%	17,798	4.00%	22,247	5.00%

The Company intends to fund future growth primarily with cash, federal funds, maturities of investment securities and deposit growth. Management knows of no other trend or event that will have a material impact on capital.

Off-Balance Sheet Arrangements

In the normal course of business, the Bank makes commitments to extend credit and issues standby letters of credit. Outstanding loan commitments, unused lines of credit, and letters of credit as of June 30, 2020 and December 31, 2019 are as follows:

	June 30,	December 31,
	2020	2019

Loan commitments
Construction and land development	$3,090,500	$1,322,275
Commercial	3,392,868	4,102,000
Commercial real estate	13,326,451	7,560,714
Residential	1,578,500	770,499
	$21,388,319	$13,755,488

Unused lines of credit
Home-equity lines	$3,666,309	$3,700,404
Commercial lines	19,897,523	22,229,095
	$23,563,832	$25,929,499

Letters of credit	$2,179,399	$1,935,613

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

RESULTS OF OPERATIONS

Comparison of Operating Results for the Six Months Ended June 30, 2020 and 2019

General

Net income for the six months ended June 30, 2020 was $1,879,362, compared to $2,322,108, for the same period of 2019. The decrease of $442,746 or 19.1% was due to a $443,834 increase in noninterest expenses and a $462,000 increase in the loan loss provision, offset by a $194,599 increase in noninterest income, a $175,192 increase in net interest income, and a $93,297 decrease in income taxes. Included in noninterest expense is $344,920 of one-time expenses incurred in connection with the pending acquisition of Carroll. Without these acquisition costs, net income would have been $2,129,369 for the six months ended June 30, 2020.

	Six Months Ended
	June 30, 2020		June 30, 2019
		Excluding
	As Reported	Acquisition Costs	As Reported

Income before taxes	$2,262,849	$2,607,769	$2,798,892
Income taxes	383,487	478,400	476,784
Net income	$1,879,362	$2,129,369	$2,322,108
Earnings per share	$0.63	$0.72	$0.79
Return on average assets	0.80%	0.91%	1.09%
Return on average equity	7.39%	8.38%	9.92%

Net Interest Income

Net interest income, which is the difference between interest income on loans and investments and interest expense on deposits and borrowings, was $7,635,937 for the six months ended June 30, 2020, compared to $7,460,745 for the same period of 2019.

Total interest income for the six months ended June 30, 2020 was $9,465,264 compared to $9,206,992 for the same period of 2019, an increase of $258,272 or 2.8%.

Total interest income on loans for the six months ended June 30, 2020 increased by $383,600 when compared to the same period of 2019 due to a $32.5 million higher average loan balance for the first six months of 2020 when compared to the same period of 2019, offset by a lower loan yield of 4.65% for the first six months of 2020 versus 4.86% for the same period of 2019. Investment income for the first six months of 2020 increased by $22,223 or 3.2% when compared to the same period of 2019 due to a $11.4 million higher average investment balance, offset by a decrease in the fully-taxable equivalent yield to 2.72% for six months ended June 30, 2020 compared to 3.10% for the same period of 2019. Interest income on federal funds sold and other interest earning assets decreased $147,551 due to a decrease in the fully-taxable equivalent yield to 0.65% for the six months ended June 30, 2020 compared to 2.46% for the same period of 2019. The fully-taxable equivalent yield on total interest-earning assets decreased 31 basis points to 4.25% for the six months ended June 30, 2020 compared to 4.56% for the same period of 2019. The average balance of total interest-earning assets increased by $42.9 million to $450.8 million for the six months ended June 30, 2020 compared to $407.9 million for the same period of 2019.

Total interest expense for the six months ended June 30, 2020 was $1,829,327 compared to $1,746,247 for the same period of 2019, an increase of $83,080, or 4.8%. The increase was due to a $27.8 million increase in the average balance of interest-bearing liabilities to $343.2 million in the first six months of 2020 compared to $315.3 million in the same period of 2019, offset by a lower overall cost of funds on interest bearing deposits and borrowings of 1.07% for the six months ended June 30, 2020 compared to 1.11% for the same period of 2019. Cost of funds for time deposits decreased to 1.88% for the six months ended June 30, 2020 from 1.92% for the same period of 2019. Securities sold under repurchase agreements cost of funds increased to 1.50% for the first six months of 2020 from 1.22% for the first six months of 2019.

Average noninterest-earning assets increased by $1.0 million to $17.9 million in the first six months of 2020 compared to $16.9 million in the same period of 2019. Average noninterest-bearing deposits increased by $11.0 million to $70.1 million during the first six months of 2020 compared to $59.1 million in the same period of 2019. The average balance in stockholders’ equity increased by $4.0 million for the six months ended June 30, 2020, when compared with the same period of 2019.

In 2020, the FRB reduced the federal funds range to 0.00% to 0.25%.   As a result, yields on loans and investments have decreased. Our cost of funds is lower than the same period of 2019 and will continue to decline as higher rate certificates of deposit mature and are replaced by lower rate certificates. Management will closely monitor its asset-liability position so that it can respond to any future changes in interest rates and/or changes to the Bank’s interest rate spread.

The following table sets forth information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities for the six-month periods ended June 30, 2020 and 2019. Average balances are also provided for noninterest-earning assets and noninterest-bearing liabilities.

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
Assets:
Loans	$375,105,468	$8,715,921	4.65%	$342,577,230	$8,332,321	4.86%
Securities, taxable	39,914,284	434,268	2.18%	31,125,759	400,257	2.57%
Securities, tax exempt	20,159,139	381,238	3.78%	17,527,615	353,545	4.03%
Federal funds sold and other interest-earning assets	15,658,843	50,871	0.65%	16,667,252	204,645	2.46%
Total interest-earning assets	450,837,734	9,582,298	4.25%	407,897,856	9,290,768	4.56%
Noninterest-earning assets	17,930,373			16,889,429
Total assets	$468,768,107			$424,787,285

Liabilities and Stockholders’ Equity:
NOW, savings, and money market	$174,241,128	269,892	0.31%	$155,753,806	246,014	0.32%
Certificates of deposit	155,964,337	1,468,771	1.88%	147,036,558	1,414,763	1.92%
Securities sold under repurchase agreements	10,386,558	77,690	1.50%	8,809,262	53,722	1.22%
FHLB advances and other borrowings	2,565,934	12,974	1.01%	3,724,862	31,748	1.70%
Total interest-bearing liabilities	343,157,957	1,829,327	1.07%	315,324,488	1,746,247	1.11%

Noninterest-bearing deposits	70,072,698			59,112,886
Noninterest-bearing liabilities	4,708,605			3,533,292
Total liabilities	417,939,260			377,970,666
Stockholders' equity	50,828,847			46,816,619
Total liabilities and stockholders' equity	$468,768,107			$424,787,285

Net interest income		$7,752,971			$7,544,521

Interest rate spread			3.18%			3.45%

Net yield on interest-earning assets			3.44%			3.70%

Ratio of average interest-earning assets to Average interest-bearing liabilities			131.38%			129.36%

Interest on tax-exempt securities and other tax-exempt investments are reported on fully taxable equivalent basis.

Noninterest Income

Noninterest income for the six months ended June 30, 2020 was $910,228 compared to $715,629 for the same period of 2019, an increase of $194,599 or 27.2%. The increase was primarily a result of a $306,769 increase in mortgage banking income and a $210,150 lower write down of other real estate owned, offset by a $75,900 lower gain on the sale of SBA loans, $197,175 lower bank owned life insurance income, and $41,962 lower service charges on deposit accounts.

Noninterest Expense

Noninterest expense for the six months ended June 30, 2020 totaled $5,808,316 compared to $5,364,482 for the same period of 2019, an increase of $443,834 or 8.3%. The increase was due primarily to costs incurred related to the pending acquisition of Carroll of $344,920 and an increase in salaries and benefits of $125,852, offset by a decrease in occupancy of $36,417.

Income Tax Expense

Income tax expense for the six months ended June 30, 2020 was $383,487 compared to $476,784 for the same period of 2019. The effective tax rate was 17.0% for the six months ended June 30, 2020 and 2019.

Comparison of Operating Results for the Three Months Ended June 30, 2020 and 2019

Net income for the three months ended June 30, 2020 was $1,036,055 compared to $1,225,821 for the same period of 2019. The decrease of $189,766 or 15.5% was due to a $350,000 increase in the provision for loan losses, a $252,807 increase in noninterest expense, and a $7,763 increase in income taxes, offset by a $135,811 increase in net interest income and a $284,993 increase in noninterest income. Included in noninterest expense are one-time expenses of $165,096 incurred in connection with the pending acquisition of Carroll. Without these acquisition costs, net income would have been $1,155,721 for the three months ended June 30, 2020.

	Three Months Ended
	June 30, 2020		June 30, 2019
		Excluding
	As Reported	Acquisition Costs	As Reported

Income before taxes	$1,266,626	$1,431,722	$1,448,629
Income taxes	230,571	276,001	222,808
Net income	$1,036,055	$1,155,721	$1,225,821
Earnings per share	$0.35	$0.39	$0.42
Return on average assets	0.85%	0.94%	1.14%
Return on average equity	8.05%	8.98%	10.34%

Net Interest Income

Net interest income was $3,870,403 for the three months ended June 30, 2020 compared to $3,734,592 for the same period of 2019.

Total interest income for the three months ended June 30, 2020 was $4,755,228 compared to $4,659,456 for the same period of 2019, an increase of $95,772 or 2.1%.

Total interest income on loans for the three months ended June 30, 2020 increased by $221,032 when compared to the same period of 2019 due to a $44.5 million higher average loan balance for the three months ended June 30, 2020 when compared to the same period of 2019, offset by a lower loan yield of 4.56% for the three months ended June 30, 2020 versus 4.89% for the same period of 2019. Investment income for the three months ended June 30, 2020 decreased by $19,443 or 5.3% when compared to the same period of 2019 due to a decrease in the fully-taxable equivalent yield to 2.15% for three months ended June 30, 2020 compared to 3.07% for the same period of 2019, offset by a $12.1 million higher average investment balance. Interest income on federal funds sold and other interest earning assets decreased $105,817 due to a decrease in the fully-taxable equivalent yield to 0.29% for the three months ended June 30, 2020 compared to 2.46% for the same period of 2019. The fully-taxable equivalent yield on total interest-earning assets was 4.03% for the three months ended June 30, 2020 compared to 4.54% for the same period in 2019. The average balance of total interest-earning  assets increased by $57.6 million to $471.7 million for the three months ended June 30, 2020 compared to $414.1 million for the same period of 2019.

Total interest expense for the three months ended June 30, 2020 was $884,825, compared to $924,864 for the same period of 2019, a decrease of $40,039 or 4.3%. The decrease was due to a lower overall cost of funds of 1.00% for the three months ended June 30, 2020 compared to 1.16% for the same period of 2019, offset by a $33.3 million increase in the average balance of interest-bearing liabilities to $353.3 million for the three months ended June 30, 2020 compared to $320.0 million in the same period of 2019. Cost of funds for time deposits decreased to 1.78% for the three months ended June 30, 2020 from 2.01% for the same period of 2019. Securities sold under repurchase agreements cost of funds increased to 1.52% for the three months ended June 30, 2020 from 1.30% for the same period of 2019.

Average noninterest-earning assets increased by $0.3 million to $18.1 million for the three months ended June 30, 2020 compared to $17.8 million in the same period of 2019. Average noninterest-bearing deposits increased by $20.1 million to $80.2 million during the three months ended June 30, 2020, compared to $60.1 million in the same period of 2019. The average balance in stockholders’ equity increased by $4.1 million for the three months ended June 30, 2020 when compared with the same period of 2019.

The following table sets forth information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities for the three-month periods ended June 30, 2020 and 2019. Average balances are also provided for noninterest-earning assets and noninterest-bearing liabilities.

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
Assets:
Loans	$385,504,008	$4,393,267	4.56%	$340,980,519	$4,172,235	4.89%
Securities, taxable	42,130,062	191,255	1.82%	34,539,984	223,841	2.59%
Securities, tax exempt	22,294,431	154,699	2.78%	17,764,788	178,155	4.01%
Federal funds sold and other interest-earning assets	21,732,471	16,007	0.29%	20,789,593	127,673	2.46%
Total interest-earning assets	471,660,972	4,755,228	4.03%	414,074,884	4,701,904	4.54%
Noninterest-earning assets	18,145,977			17,838,442
Total assets	$489,806,949			$431,913,326

Liabilities and Stockholders’ Equity:
NOW, savings, and money market	$182,463,181	142,326	0.31%	$157,687,814	127,566	0.32%
Certificates of deposit	155,435,092	690,138	1.78%	150,529,889	757,680	2.01%
Securities sold under repurchase agreements	10,381,347	39,496	1.52%	8,773,073	28,423	1.30%
FHLB advances and other borrowings	5,000,000	12,865	1.03%	3,000,000	11,195	1.49%
Total interest-bearing liabilities	353,279,620	884,825	1.00%	319,990,776	924,864	1.16%

Noninterest-bearing deposits	80,162,475			60,106,687
Noninterest-bearing liabilities	4,880,166			4,407,313
Total liabilities	438,322,261			384,504,776
Stockholders' equity	51,484,688			47,408,550
Total liabilities and stockholders' equity	$489,806,949			$431,913,326

Net interest income		$3,870,403			$3,777,040

Interest rate spread			3.03%			3.39%

Net yield on interest-earning assets			3.28%			3.65%

Ratio of average interest-earning assets to Average interest-bearing liabilities			133.51%			129.40%

Interest on tax-exempt securities and other tax-exempt investments are reported on fully taxable equivalent basis.

Noninterest Income

Noninterest income for the three months ended June 30, 2020 was $608,226 compared to $323,233 for the same period of 2019, an increase of $284,993 or 88.2%. The increase was primarily a result of an increase in mortgage banking revenue of $277,231, a $54,115 increase in the gain on sale of SBA loans, and a $210,150 lower write down of other real estate owned, offset by a $198,801 decrease in bank owned life insurance income and a $48,457 decrease in service charges on deposit accounts.

Noninterest Expense

Noninterest expenses for the three months ended June 30, 2020 totaled $2,862,003 compared to $2,609,196 for the same period of 2019, an increase of $252,807 or 9.7%. The increase was due primarily to costs incurred related to the pending acquisition of Carroll of $165,096, increases in salaries and benefits of $32,576, and an increase in other expenses of $50,405.

Income Tax Expense

Income tax expense for the three months ended June 30, 2020 was $230,571 compared to $222,808 for the same period of 2019. The effective tax rate was 18.2% for the three months ended June 30, 2020, compared to 15.4% for the same period of 2019. The increase in the effective tax rate were due to a lower percentage of tax exempt revenue for the three months ended June 30, 2020 when compared to the same period in 2019.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk is interest rate fluctuation and we have procedures in place to evaluate and mitigate this risk. This market risk and our procedures are described in Item 7 of Part II the on Form 10-K under the heading, “Interest Rate Risk”, which provides information as of December 31, 2019. Management believes that no material changes in market risk or our procedures used to evaluate and mitigate these risks have occurred since December 31, 2019.

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

An evaluation of the effectiveness of these disclosure controls as of June 30, 2020 was carried out under the supervision and with the participation of management, including the PEO and the PFO. Based on that evaluation, management, including the PEO and the PFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the quarter ended June 30, 2020, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1.     Legal Proceedings

None.

Item 1A.      Risk Factors

The risks and uncertainties to which our financial condition and operations are subject are discussed in detail in Item 1A of Part I of the Form 10-K and in Item 1A of Part II of Farmers and Merchants Bancshares, Inc.’s Quarter Report on Form 10-Q for the quarter ended March 31, 2020. Management does not believe that any material changes in our risk factors have occurred since they were last disclosed.

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

FARMERS AND MERCHANTS BANCSHARES, INC.

Date: August 7, 2020	/s/ James R. Bosley, Jr.
James R. Bosley, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date August 7, 2020	/s/ Mark C. Krebs
Mark C. Krebs, Treasurer and Chief Financial Officer
(Principal Financial Officer & Principal Accounting Officer)