Form 10-Q
period 2020-09-30
Farmers & Merchants Bancshares, Inc.
filed 2020-11-10
CIK 1698022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2020

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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,991,964 as of November 9, 2020.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

	September, 30	December 31,
	2020	2019
	(Unaudited)
Assets

Cash and due from banks	$14,766,830	$6,664,307
Federal funds sold and other interest-bearing deposits	465,755	2,457,045
Cash and cash equivalents	15,232,585	9,121,352
Certificate of deposit in other bank	100,000	100,000
Securities available for sale	39,882,135	36,531,774
Securities held to maturity	22,602,562	19,510,018
Equity security at fair value	553,057	532,321
Federal Home Loan Bank stock, at cost	696,300	376,200
Mortgage loans held for sale	2,650,459	242,000
Loans, less allowance for loan losses of $3,141,312 and $2,593,715	390,114,430	359,382,843
Premises and equipment	5,096,063	5,036,851
Accrued interest receivable	1,215,284	1,019,540
Deferred income taxes	754,417	1,036,078
Bank owned life insurance	7,272,949	7,145,477
Other assets	27,307,504	2,180,644
	$513,477,745	$442,215,098

Liabilities and Stockholders' Equity

Deposits
Noninterest-bearing	$79,010,403	$60,659,015
Interest-bearing	347,065,245	315,954,299
Total deposits	426,075,648	376,613,314
Securities sold under repurchase agreements	6,317,682	10,958,118
Federal Home Loan Bank of Atlanta advances	7,000,000	-
Long-term debt	16,971,874	-
Accrued interest payable	230,177	346,214
Other liabilities	4,954,184	4,843,936
	461,549,565	392,761,582
Stockholders' equity
Common stock, par value $.01 per share, authorized 5,000,000 shares; issued and outstanding 2,991,964 in 2020 and 2,974,019 in 2019	29,920	29,740
Additional paid-in capital	28,054,158	27,812,991
Retained earnings	23,059,567	21,568,161
Accumulated other comprehensive income	784,535	42,624
	51,928,180	49,453,516
	$513,477,745	$442,215,098

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

Interest income
Loans, including fees	$4,489,992	$4,250,071	$13,205,913	$12,582,392
Investment securities - taxable	159,277	234,274	561,038	631,382
Investment securities - tax exempt	163,522	150,141	462,305	431,354
Federal funds sold and other interest earning assets	9,563	84,526	58,362	280,876
Total interest income	4,822,354	4,719,012	14,287,618	13,926,004

Interest expense
Deposits	690,833	916,452	2,429,496	2,577,229
Securities sold under repurchase agreements	18,020	29,190	95,710	82,912
Federal Home Loan Bank advances and other borrowings	12,752	10,769	25,726	42,517
Total interest expense	721,605	956,411	2,550,932	2,702,658
Net interest income	4,100,749	3,762,601	11,736,686	11,223,346

Provision for loan losses	-	(13,000)	475,000	-

Net interest income after provision for loan losses	4,100,749	3,775,601	11,261,686	11,223,346

Noninterest income
Service charges on deposit accounts	138,288	176,577	414,501	494,752
Mortgage banking income	272,297	144,268	684,664	249,867
Bank owned life insurance income	42,250	39,443	127,473	321,841
Unrealized gain on equity security	1	3,966	13,046	18,721
Write down of other real estate owned	-	-	-	(210,150)
Gain on sale of SBA loans	-	-	63,635	139,535
Other fees and commissions	34,532	28,714	94,277	94,031
Total noninterest income	487,368	392,968	1,397,596	1,108,597

Noninterest expense
Salaries	1,462,946	1,358,208	4,114,143	3,993,998
Employee benefits	376,860	312,119	1,183,414	1,008,228
Occupancy	183,719	189,603	552,265	594,566
Furniture and equipment	175,006	149,191	501,267	460,271
Acquisition	1,267,401	-	1,612,321	-
Other	660,075	673,814	1,970,913	1,990,354
Total noninterest expense	4,126,007	2,682,935	9,934,323	8,047,417

Income before income taxes	462,110	1,485,634	2,724,959	4,284,526
Income taxes	76,863	307,724	460,350	784,508
Net income	$385,247	$1,177,910	$2,264,609	$3,500,018

Earnings per share - basic and diluted	$0.13	$0.40	$0.76	$1.19

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	Sepember 30,		September 30,
	2020	2019	2020	2019

Net income	$385,247	$1,177,910	$2,264,609	$3,500,018

Other comprehensive income, net of income taxes:

Securities available for sale
Net unrealized gain (loss) arising during the period	(32,263)	113,117	1,023,573	959,257
Income tax expense (benefit)	(8,878)	31,127	281,662	263,963
Total other comprehensive income (loss)	(23,385)	81,990	741,911	695,294

Total comprehensive income	$361,862	$1,259,900	$3,006,520	$4,195,312

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Three and Nine Months Ended September 30, 2020 and 2019

(Unaudited except for year-end amounts)

			Additional		Accumulated other	Total
	Common stock		paid-in	Retained	comprehensive	stockholders'
	Shares	Par value	capital	earnings	income	equity
Three months ended September, 2019
Balance, June 30, 2019	1,691,091	$16,911	$27,561,593	$20,111,524	$45,005	$47,735,033

Net income	-	-	-	1,177,910	-	1,177,910
Unrealized gain on securities available for sale net of income tax expense of $31,127	-	-	-	-	81,990	81,990
Dividends reinvested adjustment	1	-	(455)	42	-	(413)
Stock dividend	1,268,685	12,687	-	(12,687)	-	-

Balance, September 30, 2019	2,959,777	$29,598	$27,561,138	$21,276,789	$126,995	$48,994,520

Nine months ended September 30, 2019
Balance, December 31, 2018	1,682,997	$16,830	$27,324,794	$18,621,382	$(568,299)	$45,394,707

Net income	-	-	-	3,500,018	-	3,500,018
Unrealized gain on securities available for sale net of income tax expense of $263,963	-	-	-	-	695,294	695,294
Reclassification due to adoption of ASU No. 2016-02	-	-	-	(91,447)	-	(91,447)
Cash dividends, $0.25 per share	-	-	-	(740,477)	-	(740,477)
Dividends reinvested	8,095	81	236,344	-	-	236,425
Stock dividend	1,268,685	12,687	-	(12,687)	-	-

Balance, September 30, 2019	2,959,777	$29,598	$27,561,138	$21,276,789	$126,995	$48,994,520

Three months ended September 30, 2020
Balance, June 30, 2020	2,991,963	$29,920	$28,054,158	$22,674,059	$807,920	$51,566,057

Net income	-	-	-	385,247	-	385,247
Unrealized loss on securities available for sale net of income tax benefit of $8,878	-	-	-	-	(23,385)	(23,385)
Dividends reinvested adjustment	1	-	-	261	-	261

Balance, September 30, 2020	2,991,964	$29,920	$28,054,158	$23,059,567	$784,535	$51,928,180

Nine months ended September 30, 2020
Balance, December 31, 2019	2,974,019	$29,740	$27,812,991	$21,568,161	$42,624	$49,453,516

Net income	-	-	-	2,264,609	-	2,264,609
Unrealized gain on securities available for sale net of income tax expense of $281,662	-	-	-	-	741,911	741,911
Cash dividends, $0.26 per share	-	-	-	(773,203)	-	(773,203)
Dividends reinvested	17,945	180	241,167	-	-	241,347

Balance, September 30, 2020	2,991,964	$29,920	$28,054,158	$23,059,567	$784,535	$51,928,180

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

Nine Months Ended September 30,	2020	2019

Cash flows from operating activities
Interest received	$14,615,625	$13,871,203
Fees and commissions received	1,193,443	1,111,256
Interest paid	(2,666,969)	(2,665,285)
Proceeds from sale of mortgage loans held for sale	35,230,924	12,266,054
Origination of mortgage loans held for sale	(37,639,383)	(13,230,990)
Cash paid to suppliers and employees	(9,241,695)	(7,504,291)
Income taxes paid, net of refunds received	(838,335)	(761,512)
	653,610	3,086,435

Cash flows from investing activities
Proceeds from maturity and call of securities
Available for sale	15,222,262	5,103,515
Held to maturity	1,898,420	1,043,420
Proceeds from sale of securities
Available for sale	2,025,000	-
Purchase of securities
Available for sale	(19,890,543)	(17,761,884)
Held to maturity	(4,957,679)	(2,406,339)
Loans made to customers, net of principal collected	(32,358,278)	2,766,804
Proceeds from sale of loans	683,885	1,582,364
Redemption (purchase) of stock in FHLB of Atlanta	(320,100)	72,100
Deposit to transfer agent for subsequent acquisition	(24,807,728)	-
Purchases of premises, equipment and software	(299,532)	(60,267)
	(62,804,293)	(9,660,287)

Cash flows from financing activities
Net increase (decrease) in
Noninterest-bearing deposits	18,351,388	(4,418,928)
Interest-bearing deposits	31,110,946	21,902,440
Securities sold under repurchase agreements	(4,640,436)	(3,428,788)
Federal Home Loan Bank of Atlanta advances	7,000,000	(2,000,000)
Long-term debt proceeds	16,971,874	-
Dividends paid, net of reinvestments	(531,856)	(504,052)

	68,261,916	11,550,672

Net increase in cash and cash equivalents	6,111,233	4,976,820

Cash and cash equivalents at beginning of period	9,121,352	14,618,237
Cash and cash equivalents at end of period	$15,232,585	$19,595,057

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

Nine Months Ended September 30,	2020	2019

Reconciliation of net income to net cash provided by operating activities
Net income	$2,264,609	$3,500,018
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	274,241	259,626
Provision for loan losses	475,000	-
Lease expense in excess of rent paid	25,677	31,403
Write down of other real estate owned	-	210,150
Equity security dividends reinvested	(7,690)	(9,166)
Unrealized gain on equity security	(13,046)	(18,721)
Gain on sale of SBA loans	(63,635)	(139,535)
Amortization of premiums and accretion of discounts, net	283,207	88,541
Increase (decrease) in
Deferred loan fees	531,441	(57,864)
Accrued interest payable	(116,037)	37,373
Other liabilities	196,658	200,398
Decrease (increase) in
Mortgage loans held for sale	(2,408,459)	(964,936)
Accrued interest receivable	(195,744)	12,229
Bank owned life insurance cash surrender value	(127,472)	(49,235)
Other assets	(465,140)	(13,846)
	$653,610	$3,086,435

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods have been made. Such adjustments were normal and recurring in nature. The results of operations for the three and nine months ended September 30, 2020 do not necessarily reflect the results that may be expected for the entire fiscal year ending December 31, 2020 or any future interim period. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2019, which are included in Farmers and Merchants Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019.

Acquisition of Carroll Bancorp, Inc.

On October 1, 2020, the Company consummated its previously-announced acquisition by merger (the “Merger”) of Carroll Bancorp, Inc. (“Carroll”) and its wholly-owned subsidiary, Carroll Community Bank. Each share of common stock of Carroll (“Carroll Common Stock”) that was outstanding immediately prior to the effective time of the Merger (the “Effective Time”) was converted into the right to receive cash in the amount $21.63 (the “Per Share Consideration”). Immediately prior to the Effective Time, there were 1,146,913 outstanding shares of Carroll Common Stock, all of which were converted into the Per Share Consideration. The merger consideration was paid by the Company using $8 million in cash and $17 million in proceeds from a third-party term loan obtained in connection with the Merger. Because the Merger was consummated after the end of the period covered by this report, this report does not take into account the financial condition or results of operations of Carroll and its subsidiaries for the three- or nine-month periods ended September 30, 2020. At September 30, 2020, Carroll had total assets of $176,159,890, net loans of $145,153,100, and total liabilities of $157,992,286, of which $144,896,990 represented deposits.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

2.	Basis of Presentation (continued)

The following table presents the book values and estimated fair values of the assets, liabilities, and equity of Carroll as of October 1, 2020. The estimates of fair value are subject to change.

		Estimated
	Book value	fair value

Cash	$5,441,610	$5,441,610
Investments	14,540,495	14,599,320
Loans held for sale	1,702,950	1,743,195
Loans	145,153,100	145,233,219
Premises and equipment	2,619,413	2,791,286
Other real estate owned	1,411,605	1,411,605
Other assets	5,290,717	5,480,538
Goodwill and other intangibles	-	6,770,000

Total assets	$176,159,890	$183,470,773

Deposits	$144,896,990	$145,512,990
FHLB advances	13,000,000	13,000,000
Other liabilities	95,296	95,296

Total liabilities	157,992,286	158,608,286

Stockholders' equity	18,167,604	24,862,487

Total liabilities and stockholders equity	$176,159,890	$183,470,773

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

2.	Basis of Presentation (continued)

Recent Accounting Pronouncements

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform, on financial reporting. The risk of termination of the London Interbank Offered Rate (LIBOR), has caused regulators to undertake reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based that are less susceptible to manipulation. As of September 30, 2020, the Company has only one adjustable rate loan tied to LIBOR.

In December 2019, FASB released ASU 2019-12 - Income Taxes (Topic 740), which simplifies the accounting for income taxes by removing multiple exceptions to the general principals in Topic 740. ASU 2019-12 is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020. The Company is in the process of reviewing the impact of adopting this standard on the Company’s financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

3.	Investment Securities

Investments in debt securities are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
September 30, 2020	cost	gains	losses	value

Available for sale

State and municipal	$506,267	$22,530	$-	$528,797
SBA pools	1,885,788	-	42,632	1,843,156
Corporate bonds	2,095,456	92,089	-	2,187,545
Mortgage-backed securities	34,312,246	1,036,284	25,893	35,322,637
	$38,799,757	$1,150,903	$68,525	$39,882,135

Held to maturity

State and municipal	$22,602,562	$1,044,046	$13,309	$23,633,299

	Amortized	Unrealized	Unrealized	Fair
December 31, 2019	cost	gains	losses	value

Available for sale

State and municipal	$508,134	$4,536	$-	$512,670
SBA pools	2,203,834	-	52,037	2,151,797
Mortgage-backed securities	33,760,999	255,843	149,535	33,867,307
	$36,472,967	$260,379	$201,572	$36,531,774

Held to maturity

State and municipal	$19,510,018	$588,393	$480	$20,097,931

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

3.	Investment Securities (continued)

Contractual maturities, shown below, will differ from actual maturities because borrowers and issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
September 30, 2020	cost	value	cost	value

Within one year	$-	$-	$-	$-
Over one to five years	2,351,723	2,450,600	792,990	813,269
Over five to ten years	250,000	265,742	2,957,174	3,156,466
Over ten years	-	-	18,852,398	19,663,564
	2,601,723	2,716,342	22,602,562	23,633,299
Mortgage-backed securities and SBA pools, due in monthly installments	36,198,034	37,165,793	-	-
	$38,799,757	$39,882,135	$22,602,562	$23,633,299

December 31, 2019

Within one year	$-	$-	$257,150	$261,204
Over one to five years	258,134	258,838	562,587	565,140
Over five to ten years	250,000	253,832	2,717,125	2,782,474
Over ten years	-	-	15,973,156	16,489,113
	508,134	512,670	19,510,018	20,097,931
Mortgage-backed securities and SBA pools, due in monthly installments	35,964,833	36,019,104	-	-
	36,472,967	$36,531,774	$19,510,018	$20,097,931

Securities with a carrying value of $7,746,036 and $11,441,474 as of September 30, 2020 and December 31, 2019, respectively, were pledged as collateral for government deposits and securities sold under repurchase agreements.

During the nine months ended September 30, 2020, the Company received proceeds of $2,025,000 from the sale of investment securities available for sale. The Company realized no gain or loss on the sale of the securities. There were no sales of securities during the nine months ended September 20, 2019.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

3.	Investment Securities (continued)

The following table sets forth the Company’s gross unrealized losses on a continuous basis for investments in debt securities, by category and length of time, at September 30, 2020 and December 31, 2019.

September 30, 2020	Less than 12 months		12 months or more		Total
Description of investments	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

State and municipal	$1,724,366	$13,309	$-	$-	$1,724,366	$13,309
SBA pools	-	-	1,843,156	42,632	1,843,156	42,632
Corporate bonds	-	-	-	-	-	-
Mortgage-backed securities	4,138,537	25,392	145,797	501	4,284,334	25,893
Total	$5,862,903	$38,701	$1,988,953	$43,133	$7,851,856	$81,834

December 31, 2019	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
Description of investments	Fair value	losses	Fair value	losses	Fair value	losses

State and municipal	$251,618	$480	$-	$-	$251,618	$480
SBA pools	-	-	2,151,797	52,037	2,151,797	52,037
Mortgage-backed securities	10,643,624	58,063	7,295,788	91,472	17,939,412	149,535
Total	$10,895,242	$58,543	$9,447,585	$143,509	$20,342,827	$202,052

Management has the ability and intent to hold securities classified as held to maturity until they mature, at which time the Company should receive full value for the securities. As of September 30, 2020 and December 31, 2019, management did not have the intent to sell any of the held to maturity or available for sale securities with unrealized losses before a recovery of cost. The unrealized losses detailed in the table above were due to increases in market interest rates over the yields available at the time the underlying securities were purchased as well as other market conditions for each particular security based upon the structure and remaining principal balance. The fair values of the debt securities are expected to recover as the securities approach their maturity dates or repricing dates or if market yields for such investments decline. Based on the foregoing factors, as of September 30, 2020 and December 31, 2019, management believes that these unrealized losses are temporary and, accordingly, have not been recognized in the Company’s consolidated statement of income.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

4.	Loans

Major categories of loans are as follows:

	September 30,	December 31,
	2020	2019

Real estate:
Commercial	$239,106,276	$240,938,149
Construction and land development	23,889,344	18,194,955
Residential	70,628,272	76,122,069
Commercial	60,442,374	26,947,503
Consumer	239,062	292,027
	394,305,328	362,494,703
Less: Allowance for loan losses	3,141,312	2,593,715
Deferred origination fees net of costs	1,049,586	518,145
	$390,114,430	$359,382,843

At September 30, 2020 and December 31, 2019 the Company had no nonaccrual loans.

An age analysis of past due loans, segregated by type of loan, is as follows:

			90 Days				Past Due 90
	30 - 59 Days	60 - 89 Days	or More	Total		Total	Days or More
	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing
September 30, 2020
Real estate:
Commercial	$-	$-	$-	$-	$239,106,276	$239,106,276	$-
Construction and land development	-	-	-	-	23,889,344	23,889,344	-
Residential	-	-	1,514,012	1,514,012	69,114,260	70,628,272	1,514,012
Commercial	-	-	-	-	60,442,374	60,442,374	-
Consumer	-	-	-	-	239,062	239,062	-
Total	$-	$-	$1,514,012	$1,514,012	$392,791,316	$394,305,328	$1,514,012

December 31, 2019
Real estate:
Commercial	$224,794	$-	$-	$224,794	$240,713,355	$240,938,149	$-
Construction and land development	-	-	-	-	18,194,955	18,194,955	-
Residential	59,892	-	-	59,892	76,062,177	76,122,069	-
Commercial	-	-	-	-	26,947,503	26,947,503	-
Consumer	-	-	-	-	292,027	292,027	-
Total	$284,686	$-	$-	$284,686	$362,210,017	$362,494,703	$-

The one loan that is 90 days or more past due with a principal balance of $1,514,012 has not been placed on nonaccrual because the borrower is in the process of requesting a second 90 day payment deferral. The loan will be placed on nonaccrual in the fourth quarter if the additional payment deferral is not granted and the borrower does not make sufficient payments.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

4.	Loans (continued)

Impaired loans, segregated by class of loans with average recorded investment and interest recognized for the nine months ended September 30, 2020 and the year ended December 31, 2019, are set forth in the following table:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded	Interest
	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
September 30, 2020
Real estate:
Commercial	$2,266,855	$2,266,855	$-	$2,266,855	$-	$2,175,922	$87,252
Residential	46,075	46,075	-	46,075	-	48,066	2,014
	$2,312,930	$2,312,930	$-	$2,312,930	$-	$2,223,988	$89,266

December 31, 2019
Real estate:
Commercial	$2,084,988	$2,084,988	$-	$2,084,988	$-	$2,631,185	$106,874
Residential	50,057	50,057	-	50,057	-	25,029	2,876
	$2,135,045	$2,135,045	$-	$2,135,045	$-	$2,656,214	$109,750

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

At September 30, 2020, the Company had two commercial real estate loans totaling $2,266,855 and one residential real estate loan totaling $46,075 that were classified as TDRs. All are included in impaired loans above. At September 30, 2020, all three loans were paying as agreed. There have been no charge-offs or allowances associated with these three loans.

At December 31, 2019, the Company had one commercial real estate loan totaling $2,084,988 and one residential real estate loan totaling $50,057 that were classified as TDRs. All are included in impaired loans above. Each loan was paying as agreed at December 31, 2019. There have been no charge-offs or allowances associated with these two loans.

Section 4013 of the U.S. Government’s Coronavirus Aid, Relief, and Economic Security Act allows financial institutions to suspend application of certain current TDRs accounting guidance under ASC 310-40 for loan modifications related to the COVID-19 pandemic made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the COVID-19 national emergency, provided certain criteria are met. This relief can be applied to loan modifications for borrowers that were not more than 30 days past due as of December 31, 2019 and to loan modifications that defer or delay the payment of principal or interest, or change the interest rate on the loan. In April 2020, federal and state banking regulators issued the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus to provide further interpretation of when a borrower is experiencing financial difficulty, specifically indicating that if the modification is either short-term (e.g., six months) or mandated by a federal or state government in response to the COVID-19 pandemic, the borrower is not experiencing financial difficulty under ASC 310-40. The Company continues to prudently work with borrowers negatively impacted by the COVID-19 pandemic while managing credit risks and recognizing appropriate allowance for loan losses on its loan portfolio. During the second quarter of 2020, the Company modified loans, due to the pandemic and at the borrower’s request, with an aggregate principal balance of $109.2 million, or 30% of its loan portfolio. As of September 30, 2020, $21.8 million, or 6% of the Company’s loan portfolio, of these previously-deferred loans were granted additional three-month deferrals. None of these loans were classified as TDRs as of September 30, 2020 because they met the criteria discussed above.

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

Loans by credit grade, segregated by loan type, are as follows:

		Above			Pass	Special
September 30, 2020	Excellent	average	Average	Acceptable	watch	mention	Substandard	Doubtful	Total

Real estate:
Commercial	$-	$2,259,854	$48,681,901	$86,002,900	$93,453,659	$182,656	$8,525,306	$-	$239,106,276
Construction and land development	-	-	2,877,340	11,374,057	9,637,947	-	-	-	23,889,344
Residential	35,380	976,572	26,380,985	32,580,138	8,257,416	-	2,397,781	-	70,628,272
Commercial	31,112,843	-	6,396,533	17,794,459	5,138,539	-	-	-	60,442,374
Consumer	16,773	89,963	54,779	9,264	16,744	-	-	51,539	239,062
	$31,164,996	$3,326,389	$84,391,538	$147,760,818	$116,504,305	$182,656	$10,923,087	$51,539	$394,305,328

		Above			Pass	Special
December 31, 2019	Excellent	average	Average	Acceptable	watch	mention	Substandard	Doubtful	Total

Real estate:
Commercial	$-	$2,769,944	$91,274,940	$110,566,629	$27,438,005	$-	$8,888,631	$-	$240,938,149
Construction and land development	-	216,000	4,737,737	8,572,151	4,669,067	-	-	-	18,194,955
Residential	39,817	1,633,783	30,767,418	34,784,120	6,386,377	-	2,510,554	-	76,122,069
Commercial	153,848	20,000	11,682,299	11,995,143	3,096,213	-	-	-	26,947,503
Consumer	2,327	99,385	91,620	60,049	19,214	-	240	19,192	292,027
	$195,992	$4,739,112	$138,554,014	$165,978,092	$41,608,876	$-	$11,399,425	$19,192	$362,494,703

The principal balance of loans in the Pass/Watch category as of September 30, 2020 increased significantly over the balance as of December 31, 2019 because all of the loans that were granted payment deferrals due to COVID -19 were downgraded to the Pass/Watch category if they were in a higher rated category at the time the deferral was granted. Loans that completed their initial 90 day deferral and are making scheduled payments again are being re-evaluated on a loan by loan basis to determine if they warrant upgrading.

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

The following table details activity in the allowance for loan losses by portfolio for the nine-month periods ended September 30, 2020 and 2019 and for the year ended December 31, 2019. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
September 30, 2020	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,763,861	$340,084	$-	$45,962	$2,149,907	$-	$2,149,907	$2,266,855	$236,839,421
Construction and land development	192,828	51,804	-	10,800	255,432	-	255,432	-	23,889,344
Residential	478,124	102,515	-	-	580,639	-	580,639	46,075	70,582,197
Commercial	107,782	5,429	-	15,835	129,046	-	129,046	-	60,442,374
Consumer	4,133	2,260	-	-	6,393	-	6,393	-	239,062
Unallocated	46,987	(27,092)	-	-	19,895	-	19,895	-	-
	$2,593,715	$475,000	$-	$72,597	$3,141,312	$-	$3,141,312	$2,312,930	$391,992,398

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
September 30, 2019	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,754,372	$(47,253)	$-	$19,689	$1,726,808	$-	$1,726,808	$2,097,690	$231,043,107
Construction and land development	196,374	(34,932)	-	10,425	171,867	-	171,867	-	16,132,994
Residential	401,626	45,242	-	-	446,868	-	446,868	50,790	68,998,908
Commercial	102,610	(14,180)	-	6,666	95,096	-	95,096	-	21,134,598
Consumer	10,428	(5,521)	-	-	4,907	-	4,907	-	309,902
Unallocated	43,924	56,644	-	-	100,568	-	100,568	-	-
	$2,509,334	$-	$-	$36,780	$2,546,114	$-	$2,546,114	$2,148,480	$337,619,509

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
December 31, 2019	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,754,372	$(11,700)	$-	$21,189	$1,763,861	$-	$1,763,861	$2,084,988	$238,853,161
Construction and land development	196,374	(17,571)	-	14,025	192,828	-	192,828	-	18,194,955
Residential	401,626	76,498	-	-	478,124	-	478,124	50,057	76,072,012
Commercial	102,610	(3,995)	-	9,167	107,782	-	107,782	-	26,947,503
Consumer	10,428	(6,295)	-	-	4,133	-	4,133	-	292,027
Unallocated	43,924	3,063	-	-	46,987	-	46,987	-	-
	$2,509,334	$40,000	$-	$44,381	$2,593,715	$-	$2,593,715	$2,135,045	$360,359,658

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

5.	Lease Commitments

The Company and its subsidiaries are obligated under operating leases for certain office premises.

The following table shows operating lease right of use assets and operating lease liabilities as of September 30, 2020 and December 31, 2019:

	Consolidated Balance
	Sheet classification	September 30, 2020	December 31, 2019
Operating lease right of use asset	Other assets	$1,280,194	$1,392,281
Operating lease liabilities	Other liabilities	1,472,946	1,559,356

Operating lease cost included in occupancy expense in the statement of income for the three months ended September 30, 2020 and 2019 was $49,926 and $50,630, respectively. Operating lease cost included in occupancy expense in the statement of income for the nine months ended September 30, 2020 and 2019 was $144,060 and $144,851, respectively.

Future minimum payments under the agreements, including those option years for which the Company is reasonably certain to renew, are as follows:

Year	Amount

2020	$50,490
2021	210,955
2022	221,497
2023	228,531
2024	234,910
Thereafter	1,140,679
Total lease payments	2,087,062
Less imputed interest	(614,116)
Present value of operating lease liabilities	$1,472,946

For operating leases as of September 30, 2020, the weighted average remaining lease term is 8.8 years and the weighted average discount rate is 3.25%. During the three months ended September 30, 2020 and 2019, cash paid for amounts included in the measurement of lease liabilities was $41,463 and $39,500, respectively. During the nine months ended September 30, 2020 and 2019, cash paid for amounts included in the measurement of lease liabilities was $118,383 and $113,448, respectively.

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

The implementation of the capital conservation buffer began on January 1, 2016, at the 0.625% level and was phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reached 2.5% on January 1, 2019). The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and does not have current applicability to the Bank. As of September 30, 2020, the Bank met all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis.

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

The following table presents actual and required capital ratios as of September 30, 2020 and December 31, 2019 for the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of September 30, 2020 and December 31, 2019 based on the phase-in provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. Capital ratios of the Company are substantially the same as the Bank’s.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

6.	Capital Standards (continued)

			Minimum
			Capital Adequacy		To Be Well
(Dollars in thousands)	Actual		Phase-In Schedule		Capitalized
September 30, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$44,784	12.05%	$39,027	10.50%	$37,169	10.00%
Tier 1 capital (to risk-weighted assets)	41,643	11.20%	31,593	8.50%	29,735	8.00%
Common equity tier 1 (to risk- weighted assets)	41,643	11.20%	26,018	7.00%	24,160	6.50%
Tier 1 leverage (to average assets)	41,643	8.41%	19,816	4.00%	24,771	5.00%

			Minimum
			Capital Adequacy		To Be Well
(Dollars in thousands)	Actual		Phase-In Schedule		Capitalized
December 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$51,274	13.88%	$38,775	10.50%	$36,928	10.00%
Tier 1 capital (to risk-weighted assets)	48,681	13.18%	31,389	8.50%	29,543	8.00%
Common equity tier 1 (to risk- weighted assets)	48,681	13.18%	25,850	7.00%	24,003	6.50%
Tier 1 leverage (to average assets)	48,681	10.94%	17,798	4.00%	22,247	5.00%

On September 30, 2020, the Bank paid an $8 million dividend to the Company to be used as a portion of the purchase price to be paid for the acquisition of Carroll.

To be categorized as well capitalized, the Bank must maintain ratios as set forth in the table. As of September 30, 2020, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There have been no conditions or events since that notification that management believes have changed the Bank’s category.

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

The following table summarizes financial assets measured at fair value on a recurring and nonrecurring basis as of September 30, 2020 and December 31, 2019, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Carrying Value:
	Level 1	Level 2	Level 3	Total
September 30, 2020

Recurring
Available for sale securities
State and municipal	$-	$528,797	$-	$528,797
SBA pools	-	1,843,156	-	1,843,156
Corporate bonds	-	2,187,545	-	2,187,545
Mortgage-backed securities	-	35,322,637	-	35,322,637
	$-	$39,882,135	$-	$39,882,135

Equity security at fair value Mutual fund	$553,057	$-	$-	$553,057

Nonrecurring
Impaired loans	$-	$-	$2,312,930	$2,312,930

December 31, 2019

Recurring
Available for sale securities
State and municipal	$-	$512,670	$-	$512,670
SBA pools	-	2,151,797	-	2,151,797
Mortgage-backed securities	-	33,867,307	-	33,867,307
	$-	$36,531,774	$-	$36,531,774

Equity security at fair value Mutual fund	$532,321	$-	$-	$532,321

Nonrecurring
Impaired loans	$-	$-	$2,135,045	$2,135,045

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

7.	Fair Value (continued)

The estimated fair value of financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of the valuation inputs were as follows:

	September 30, 2020		December 31, 2019
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets
Level 2 inputs
Securities held to maturity	$22,602,562	$23,633,299	$19,510,018	$20,097,931
Mortgage loans held for sale	2,650,459	2,686,558	242,000	245,857
Federal Home Loan Bank stock	696,300	696,300	376,200	376,200
Level 3 inputs
Loans, net	390,114,430	390,036,407	359,382,843	359,346,031

Financial liabilities
Level 1 inputs
Noninterest-bearing deposits	$79,010,403	$79,010,403	$60,659,015	$60,659,015
Securities sold under repurchase agreements	6,317,682	6,317,682	10,958,118	10,958,118
Level 2 inputs
Interest-bearing deposits	347,065,245	352,695,245	315,954,299	313,622,299
Federal Home Loan Bank advances	7,000,000	7,154,000	-	-
Long-term debt	16,971,874	16,971,874	-	-

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

Basic earnings per share is determined by dividing net income available to stockholders by the weighted-average number of shares of common stock outstanding during the period and does not include the effect of any potentially dilutive common stock equivalents, giving retroactive effect to stock dividends declared during the period. Diluted earnings per share is determined in the same manner, except that the weighted-average number of shares of common stock outstanding is adjusted for the dilutive effect of outstanding common stock equivalents. The following table sets forth the calculation of basic and diluted earnings per share for the three and nine month periods ended September 30, 2020 and 2019. There were no common stock equivalents outstanding for the three or nine-month periods ended September 30, 2020 or 2019.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2020	2019	2020	2019

Net income	$385,247	$1,177,910	$2,264,609	$3,500,018
Weighted average shares outstanding	2,991,964	2,959,411	2,980,372	2,950,122
Earnings per share - basic and diluted	$0.13	$0.40	$0.76	$1.19

9.	Retirement Plans

The Company has a profit sharing plan qualifying under Section 401(k) of the Internal Revenue Code. All employees age 21 or more with six months of service are eligible for participation in the plan. The Company matches employee contributions up to 4% of total compensation and may make additional discretionary contributions. Employee and employer contributions are 100% vested when made. The Company’s contributions to this plan were $51,347 and $46,398 for the three-month periods ended September 30, 2020 and 2019, respectively, and $160,937 and $148,991 for the nine-month periods ended September 30, 2020 and 2019, respectively.

The Company has entered into agreements with 12 employees to provide certain life insurance benefits payable in connection with policies of life insurance on those employees that are owned by the Company. Each of the agreements provides for the amount of death insurance benefits to be paid to beneficiaries of the insured. For this plan, the Company expensed $1,589 and $1,468 for the three-month periods ended September 30, 2020 and 2019, respectively, and $4,767 and $4,405 for the nine-month periods ended September 30, 2020 and 2019, respectively.

The Company adopted supplemental executive retirement plans for three of its executives. The plans provide cash compensation to the executive officers under certain circumstances, including a separation of service. The benefits vest over the period from adoption to a specified age for each executive. The Company recorded expenses, including interest, of $51,300 and $30,600 for the three-month periods ended September 30, 2020 and 2019, respectively, and $153,900 and $91,800 for the nine-month periods ended September 30, 2020 and 2019, respectively.

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

Forward-Looking Statements

This report may contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Readers of this report should be aware of the speculative nature of “forward-looking statements.” Statements that are not historical in nature, including those that include the words “intend”, “believe”, “estimate”, “predict”, “potential”, or “continue” or the negative of those words and other comparable words, are based on current expectations, estimates and projections about, among other things, the industry and the markets in which we operate, and they are not guarantees of future performance. Whether actual results will conform to expectations and predictions is subject to known and unknown risks and uncertainties, including risks and uncertainties discussed in this report; general economic, market, or business conditions, including those impacted and/or driven by the COVID-19 pandemic; changes in interest rates, deposit flow, the cost of funds, and demand for loan products and financial services; changes in our competitive position or competitive actions by other companies; changes in the quality or composition of our loan and investment portfolios; our ability to manage growth; our ability to successfully integrate the business and operations of Carroll Community Bank (“Carroll Bank”) into our business and operations; changes in laws or regulations or policies of federal and state regulators and agencies; and other circumstances beyond our control. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results anticipated will be realized, or if substantially realized, will have the expected consequences on our business or operations. These and other risks are discussed in detail in the registration statements and periodic reports that Farmers and Merchants Bancshares, Inc. files with the Securities and Exchange Commission (the “SEC”) (see Item 1A of Part II of this report for further information). Except as required by applicable laws, we do not intend to publish updates or revisions of any forward-looking statements we make to reflect new information, future events or otherwise.

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

On October 1, 2020, the Company consummated its previously-announced acquisition by merger (the “Merger”) of Carroll Bancorp, Inc. (“Carroll”) and its wholly-owned subsidiary, Carroll Community Bank. Each share of common stock of Carroll (“Carroll Common Stock”) that was outstanding immediately prior to the effective time of the Merger (the “Effective Time”) was converted into the right to receive cash in the amount $21.63 (the “Per Share Consideration”). Immediately prior to the Effective Time, there were 1,146,913 outstanding shares of Carroll Common Stock, all of which were converted into the Per Share Consideration. The merger consideration was paid by the Company using $8 million in cash and $17 million in proceeds from a third-party term loan obtained in connection with the Merger. Because the Merger was consummated after the end of the period covered by this report, this report does not take into account the financial condition or results of operations of Carroll and its subsidiaries for the three- or nine-month periods ended September 30, 2020. At September 30, 2020, Carroll had total assets of $176,159,890, net loans of $145,153,100, and total liabilities of $157,992,286, of which $144,896,990 represented deposits.

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

COVID-19 Pandemic

The COVID-19 pandemic has been wreaking havoc on the U.S. economy since the World Health Organization declared it a pandemic on March 11, 2020. The full impact and its effect on the banking industry, including the Company, will not be known for several quarters, but will be significant.

The U.S. and state governments reacted to the outbreak of the pandemic by issuing shelter-at-home orders and requiring that non-essential businesses be closed to prevent spread of the virus. The health crisis quickly turned into a financial crisis resulting in guidance and mandates regarding foreclosures and repossessions and accounting and regulatory changes designed to encourage banks to work with customers suffering detrimental financial impact.

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

Paycheck Protection Program

The U.S. Government’s Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) established the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) which provides small businesses with resources to maintain payroll, hire back employees who may have been laid off, and to cover applicable overhead expenses. Following the enactment of the CARES Act and the establishment of the PPP, we acted expeditiously to prepare our associates so they could guide our customers on the proper procedures necessary to enable them to take advantage of this program. We developed an SBA PPP specific information site within our website that provided detailed information, links and materials for eligible customers to access. Internally, we reallocated resources to review, process and data enter customer applications, working tirelessly over extended hours to provide access to as many local business owners as possible. We were able to fund 172 loan applications for approximately $25.3 million from the first tranche of PPP designated funds. Congress allocated additional funding to the PPP on April 23, 2020. Due to our advance preparation and software implementation, we were able to quickly gain approval for an additional 101 loan applications for approximately $5.8 million. In total, we have gained approval for over $31 million to 273 small businesses. Approximately 70% of the loans were under $100,000 in size. All PPP loans are 100% guaranteed by the SBA, have up to a five-year maturity (the majority of our PPP originations have a two-year maturity), provide for a six-month deferral period, and have an interest rate of 1%. These loans may be forgiven by the SBA if the borrower meets certain conditions, including by using at least 75% of the loan proceeds for payroll costs. The SBA also established processing fees from 1% to 5%, depending on the loan amount. We have received $1,285,719 in fees which, net of related origination costs, will be amortized into interest income over the life of the loans.

In April 2020, the Bank established eligibility to participate in the Paycheck Protection Program Liquidity Facility (“PPPLF”) which was established by Congress and administered by the Federal Reserve Bank. This facility uses the SBA guaranteed PPP loans as collateral, offering 100% collateral coverage with no recourse to the Bank. The majority of the PPP loan disbursements were to internal, non-interest-bearing accounts for use by borrowers. As a result, we have not yet accessed the PPPLF, but are prepared to utilize the fund when management determines the timing is appropriate.

Financial Condition

Total assets increased by $71,262,647 or 16.1% to $513,477,745 at September 30, 2020 from $442,215,098 at December 31, 2019. The increase in total assets was due primarily to increases of $30,731,587 in loans, $25,126,860 in other assets, $6,111,233 in cash and cash equivalents, and $6,442,905 in debt securities. The increase in loans was due primarily to the origination of the aforementioned PPP loans. The increase in other assets is a result of depositing in escrow the acquisition price of Carroll on September 30, 2020.

Total liabilities increased $68,787,983 or 17.5% to $461,549,565 at September 30, 2020 from $392,761,582 at December 31, 2019. The increase was due primarily to a $49,462,334 increase in deposits, a $16,971,874 increase in long-term debt and a $7,000,000 increase in FHLB advances, offset by a $4,640,436 decrease in securities sold under repurchase agreements. The increase in deposits was due to an inflow of funds from depositors who abandoned riskier investments for the safety of a bank and to the aforementioned PPP loans. The majority of PPP loans were made to existing customers, so the loan proceeds were deposited in checking accounts. In many cases, the customer has not withdrawn the PPP funds.

Stockholders’ equity increased by $2,474,664 to $51,928,180 at September 30, 2020 from $49,453,516 at December 31, 2019. The increase was due primarily to net income for the period of $2,264,609 and an increase of $741,911 in accumulated other comprehensive income, offset by dividends paid, net of reinvestments of $531,856.

Loans

Major categories of loans at September 30, 2020 and December 31, 2019 are as follows:

	September 30,		December 31,
	2020		2019

Real estate:
Commercial	$239,106,276	61%	$240,938,149	67%
Construction/Land development	23,889,344	6%	18,194,955	5%
Residential	70,628,272	18%	76,122,069	21%
Commercial	60,442,374	15%	26,947,503	7%
Consumer	239,062	0%	292,027	0%
	394,305,328	100%	362,494,703	100%
Less: Allowance for loan losses	3,141,312		2,593,715
Deferred origination fees net of costs	1,049,586		518,145
	$390,114,430		$359,382,843

Loans increased by $30,731,587 or 8.6% to $390,114,430 at September 30, 2020 from $359,382,843 at December 31, 2019. The increase was due primarily to a $33,494,871 increase in commercial loans because of the origination of $31,112,843 of PPP loans and an increase in construction/land development loans of $5,694,389, offset by a $1,831,873 decrease in commercial real estate loans and a $5,493,797 decrease in residential loans. The allowance for loan losses increased $547,597 to $3,141,312 at September 30, 2020 from $2,593,715 at December 31, 2019. Deferred origination fees increased to $1,049,586 at September 30, 2020 from $518,145 at December 31, 2020 due to the origination of the PPP loans.

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

An age analysis of past due loans, segregated by class of loans, as of September 30, 2020 and December 31, 2019, is as follows:

			90 Days				Past Due 90
	30 - 59 Days	60 - 89 Days	or more	Total		Total	Days or More
	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing
September 30, 2020
Real estate:
Commerical	$-	$-	$-	$-	$239,106,276	$239,106,276	$-
Construction/Land development	-	-	-	-	23,889,344	23,889,344	-
Residential	-	-	1,514,012	1,514,012	69,114,260	70,628,272	1,514,012
Commercial	-	-	-	-	60,442,374	60,442,374	-
Consumer	-	-	-	-	239,062	239,062	-

Total	$-	$-	$1,514,012	$1,514,012	$392,791,316	$394,305,328	$1,514,012

			90 Days				Past Due 90
	30 - 59 Days	60 - 89 Days	or more	Total		Total	Days or More
	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing
December 31, 2019
Real estate:
Commerical	$224,794	$-	$-	$224,794	$240,713,355	$240,938,149	$-
Construction/Land development	-	-	-	-	18,194,955	18,194,955	-
Residential	59,892	-	-	59,892	76,062,177	76,122,069	-
Commercial	-	-	-	-	26,947,503	26,947,503	-
Consumer	-	-	-	-	292,027	292,027	-

Total	$284,686	$-	$-	$284,686	$362,210,017	$362,494,703	$-

It is the Company’s policy to place a loan in nonaccrual status whenever there is substantial doubt about the ability of the borrower to pay principal or interest on any outstanding credit. Management considers such factors as payment history, the nature of the collateral securing the loan, and the overall economic situation of the borrower when making a nonaccrual decision. Management closely monitors nonaccrual loans. The Company returns a nonaccrual loan to accruing status when (i) the loan is brought current with the full payment of all principal and interest arrearages, (ii) all contractual payments are thereafter made on a timely basis for at least nine months, and (iii) management determines, based on a credit review, that it is reasonable to expect that future payments will be made as and when required by the contract.

At September 30, 2020 and December 31, 2019 the Company had no nonaccrual loans.

The one loan that is 90 days or more past due with a principal balance of $1,514,012 has not been placed on nonaccrual because the borrower is in the process of requesting a second 90 day payment deferral. The loan will be placed on nonaccrual in the fourth quarter if the additional payment deferral is not granted and the borrower does not make sufficient payments.

Impaired loans as of September 30, 2020 and December 31, 2019 are set forth in the following table:

	September 30	December 31,
	2020	2019

Impaired loans with no valuation allowance	$2,312,930	$2,135,045
Impaired loans with a valuation allowance	-	-
Total impaired loans	$2,312,930	$2,135,045

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

Section 4013 of the U.S. Government’s Coronavirus Aid, Relief, and Economic Security Act allows financial institutions to suspend application of certain current TDRs accounting guidance under Accounting Standards Codification (“ASC 310-40”) for loan modifications related to the COVID-19 pandemic made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the COVID-19 national emergency, provided certain criteria are met. This relief can be applied to loan modifications for borrowers that were not more than 30 days past due as of December 31, 2019 and to loan modifications that defer or delay the payment of principal or interest, or change the interest rate on the loan. In April 2020, federal and state banking regulators issued the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus to provide further interpretation of when a borrower is experiencing financial difficulty, specifically indicating that if the modification is either short-term (i.e., six months) or mandated by a federal or state government in response to the COVID-19 pandemic, the borrower is not experiencing financial difficulty under ASC 310-40.

The Company has provided loan modifications to its borrowers who are impacted by the COVID-19 pandemic. Modifications include deferrals of principal and interest for periods up to three months and interest only periods of three months. These deferrals can be extended for an additional three months, subject to approval by the Company. During the second quarter of 2020, the Company modified loans having an aggregate principal balance of $109.2 million, or 30% of its loan portfolio. None of these loans were classified as TDRs as of June 30, 2020 because they met the criteria discussed above. Of these previously-deferred loans, borrowers owing a total of $21.8 million, or 6% of the Company’s loan portfolio, have been granted additional three-month deferrals. None of these loans were classified as TDRs as of September 30, 2020 because they met the criteria discussed above.

The Company continues to prudently work with borrowers that have been negatively impacted by the COVID-19 pandemic while managing credit risks and recognizing appropriate allowance for loan losses on its loan portfolio. See Note 4 to the financial statements included elsewhere in this report for additional information.

At September 30, 2020, the Company had two commercial real estate loans totaling $2,266,855 and one residential real estate loan totaling $46,075 that were classified as TDRs. All are included in impaired loans above. At September 30, 2020, all three loans were paying as agreed. There have been no charge-offs or allowances associated with these three loans.

At December 31, 2019, the Company had one commercial real estate loan totaling $2,084,988 and one residential real estate loan totaling $50,057 that were classified as TDRs. All are included in impaired loans above. Each loan was paying as agreed at December 31, 2019. There have been no charge-offs or allowances associated with these two loans.

	September 30,	December 31,
	2020	2019

Restructured loans (TDRs):
Performing as agreed	$2,312,930	$2,135,045
Not performing as agreed	-	-
Total TDRs	$2,312,930	$2,135,045

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

The following table details activity in the allowance for loan losses by portfolio for the nine-month periods ended September 30, 2020 and 2019 and the year ended December 31, 2019. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
September 30, 2020	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,763,861	$340,084	$-	$45,962	$2,149,907	$-	$2,149,907	$2,266,855	$236,839,421
Construction and land development	192,828	51,804	-	10,800	255,432	-	255,432	-	23,889,344
Residential	478,124	102,515	-	-	580,639	-	580,639	46,075	70,582,197
Commercial	107,782	5,429	-	15,835	129,046	-	129,046	-	60,442,374
Consumer	4,133	2,260	-	-	6,393	-	6,393	-	239,062
Unallocated	46,987	(27,092)	-	-	19,895	-	19,895	-	-
	$2,593,715	$475,000	$-	$72,597	$3,141,312	$-	$3,141,312	$2,312,930	$391,992,398

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
September 30, 2019	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,754,372	$(47,253)	$-	$19,689	$1,726,808	$-	$1,726,808	$2,097,690	$231,043,107
Construction and land development	196,374	(34,932)	-	10,425	171,867	-	171,867	-	16,132,994
Residential	401,626	45,242	-	-	446,868	-	446,868	50,790	68,998,908
Commercial	102,610	(14,180)	-	6,666	95,096	-	95,096	-	21,134,598
Consumer	10,428	(5,521)	-	-	4,907	-	4,907	-	309,902
Unallocated	43,924	56,644	-	-	100,568	-	100,568	-	-
	$2,509,334	$-	$-	$36,780	$2,546,114	$-	$2,546,114	$2,148,480	$337,619,509

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
December 31, 2019	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,754,372	$(11,700)	$-	$21,189	$1,763,861	$-	$1,763,861	$2,084,988	$238,853,161
Construction and land development	196,374	(17,571)	-	14,025	192,828	-	192,828	-	18,194,955
Residential	401,626	76,498	-	-	478,124	-	478,124	50,057	76,072,012
Commercial	102,610	(3,995)	-	9,167	107,782	-	107,782	-	26,947,503
Consumer	10,428	(6,295)	-	-	4,133	-	4,133	-	292,027
Unallocated	43,924	3,063	-	-	46,987	-	46,987	-	-
	$2,509,334	$40,000	$-	$44,381	$2,593,715	$-	$2,593,715	$2,135,045	$360,359,658

The provision for loan losses was $475,000 for the nine months ended September 30, 2020 and $0 for the nine months ended September 30, 2019.

During the nine-month periods ended September 30, 2020 and 2019, the Company had no loan charge-offs. Recoveries from loans written off in prior periods totaled $72,597 and $36,780 for the nine-month periods ended September 30, 2020 and 2019, respectively.

As of September 30, 2020, the Company had $8,792,813 of loans on a watch list, other than impaired loans, for which the borrowers have the potential for experiencing financial difficulties. As of December 31, 2019, the Company had $9,264,380 of such loans. These loans are subject to ongoing management attention and their classifications are reviewed regularly. Watch list loans include loans classified as Special Mention, Substandard, and Doubtful.

Investment Securities

Investments in debt securities increased by $6,442,905 or 11.5% to $62,484,697 at September 30, 2020 from $56,041,792 at December 31, 2019. At September 30, 2020 and December 31, 2019, the Company had classified 64% and 65%, respectively, of the investment portfolio as available for sale. The balance of the portfolio was classified as held to maturity.

Securities classified as available for sale are held for an indefinite period of time and may be sold in response to changing market and interest rate conditions as part of the Company’s asset/liability management strategy. Available for sale debt securities are carried at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity, net of income taxes. Securities classified as held to maturity, which the Company has both the positive intent and ability to hold to maturity, are reported at amortized cost. The Company records unrealized gains and losses on equity securities in earnings. The Company does not currently follow a strategy of making security purchases with a view to near-term sales, and, therefore, does not own trading securities. The Company manages the investment portfolio within policies that seek to achieve desired levels of liquidity, manage interest rate sensitivity, meet earnings objectives, and provide required collateral for deposit and borrowing activities.

The following table sets forth the carrying value of investments in debt securities at September 30, 2020 and December 31, 2019:

	September	December 31,
	2020	2019
Available for sale
State and municipal	$528,797	$512,670
SBA pools	1,843,156	2,151,797
Corporate bonds	2,187,545	-
Mortgage-backed securities	35,322,637	33,867,307
	$39,882,135	$36,531,774

Held to maturity
State and municipal	$22,602,562	$19,510,018

The following table sets forth the scheduled maturities of investments in debt securities at September 30, 2020:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Within 1 year	$-	$-	$-	$-
Over 1 to 5 years	2,351,723	2,450,600	792,990	813,269
Over 5 to 10 years	250,000	265,742	2,957,174	3,156,466
Over 10 years	-	-	18,852,398	19,663,564
	2,601,723	2,716,342	22,602,562	23,633,299
SBA Pools	1,885,788	1,843,156	-	-
Mortgage-backed securities	34,312,246	35,322,637	-	-
	$38,799,757	$39,882,135	$22,602,562	$23,633,299

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

Deposits

Total deposits increased by $49,462,334 or 13.1% to $426,075,648 at September 30, 2020 from $376,613,314 at December 31, 2019. The increase in deposits was due to a $24,693,308 increase in interest bearing checking accounts, a $7,733,446 increase in money market accounts, a $3,824,247 increase in savings accounts, and a $18,351,388 increase in noninterest-bearing accounts, offset by a $5,140,055 decrease in time deposits.

The following table shows the average balances and average costs of deposits for the nine-month periods ended September 30, 2020 and 2019:

	September 30, 2020		September 30, 2019
	Average		Average
	Balance	Cost	Balance	Cost

Noninterest bearing demand deposits	$74,243,150	0.00%	$58,922,450	0.00%
Interest bearing demand deposits	73,702,521	0.30%	55,466,882	0.32%
Savings and money market deposits	107,353,960	0.26%	100,681,579	0.31%
Time deposits	153,264,507	1.79%	148,466,527	1.98%
	$408,564,138	0.79%	$363,537,438	0.94%

Liquidity Management

Liquidity describes our ability to meet financial obligations that arise out of the ordinary course of business. Liquidity is primarily needed to meet depositor withdrawal requirements, to fund loans, and to fund our other debts and obligations as they come due in the normal course of business. We maintain our asset liquidity position internally through short-term investments, the maturity distribution of the investment portfolio, loan repayments, and income from earning assets. On the liability side of the balance sheet, liquidity is affected by the timing of maturing liabilities and the ability to generate new deposits or borrowings as needed. The Bank is approved to borrow 75% of eligible pledged single-family residential loans and 50% of eligible pledged commercial loans as well as investment securities, or approximately $62.7 million under a secured line of credit with the FHLB. The Bank also has a facility with the Federal Reserve Bank of Richmond (the “Reserve Bank”) under which the Bank can borrow approximately $22.2 million. Finally, the Bank has an $18,500,000 ($9,500,000 unsecured and $9,000,000 secured) overnight federal funds line of credit available from two commercial banks. FHLB advances of $7,000,000 and $0 were outstanding as of September 30, 2020 and December 31, 2019, respectively. The Company borrowed $17,000,000 to facilitate the acquisition of Carroll as more fully described below. There were no borrowings from the Reserve Bank or our commercial bank lenders at September 30, 2020 and December 31, 2019. Management believes that we have adequate liquidity sources to meet all anticipated liquidity needs over the next 12 months. Management knows of no trend or event which is likely to have a material impact on our ability to maintain liquidity at satisfactory levels.

Borrowings and Other Contractual Obligations

The Company’s contractual obligations consist primarily of borrowings and operating leases for various facilities.

On September 30, 2020, the Company borrowed $17,000,000 from First Horizon Bank (“FHN”) to be used in the acquisition of Carroll on October 1, 2020. Net of issuance costs of $28,126, the amount of the net long-term debt was $16,971,874 as of September 30, 2020. The loan matures on September 30, 2025. The interest rate on the loan is fixed at 4.10%. The Company is required to make quarterly interest-only payments through October 1, 2021. The Company expects that the amount of these quarterly interest-only payments to be $174,250. During the remaining term of the loan, the Company is required to make quarterly interest and principal payments of approximately $646,472, which will be based on a nine-year straight-line amortization schedule. The remaining balance of approximately $9,916,667 will be due at maturity. To secure its obligations under this loan, the Company pledged all of its shares of common stock of the Bank to the lender.

Securities sold under agreements to repurchase represent overnight borrowings from customers. Securities owned by the Company which are used as collateral for these borrowings are primarily U.S. government agency securities.

Specific information about the Company’s borrowings and contractual obligations is set forth in the following table:

	September 30,	December 31,
	2020	2019
Amount oustanding at period-end:
Securities sold under repurchase agreements	$6,317,682	$10,958,118
Federal Home Loan Bank advances	7,000,000	-
Long-term debt (net of issuance costs)	16,971,874	-
Weighted average rate paid at period-end:
Securites sold under repurchase agreements	0.60%	1.49%
Federal Home Loan Bank advances	0.78%	-
Long-term debt	4.10%	-

The Federal Home Loan Bank advances and the long-term debt outstanding at September 30, 2020 will require the following principal payments:

Three months ending December 31, 2020	$2,000,000
Year ending December 31, 2021	-
Year ending December 31, 2022	1,888,889
Year ending December 31, 2023	1,888,889
Year ending December 31, 2024	1,888,889
Year ending December 31, 2025	16,333,333

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

The following table presents actual and required capital ratios as of September 30, 2020 and December 31, 2019 for the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of September 30, 2020 and December 31, 2019, based on the phase-in provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

			Minimum
			Capital Adequacy		To Be Well
(Dollars in thousands)	Actual		Phased In Schedule		Capitalized
September 30, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$44,784	12.05%	$39,027	10.50%	$37,169	10.00%
Tier 1 capital (to risk-weighted assets)	41,643	11.20%	31,593	8.50%	29,735	8.00%
Common equity tier 1 (to risk- weighted assets)	41,643	11.20%	26,018	7.00%	24,160	6.50%
Tier 1 leverage (to average assets)	41,643	8.41%	19,816	4.00%	24,771	5.00%

December 31, 2019

Total capital (to risk-weighted assets)	$51,274	13.88%	$38,775	10.50%	$36,928	10.00%
Tier 1 capital (to risk-weighted assets)	48,681	13.18%	31,389	8.50%	29,543	8.00%
Common equity tier 1(to risk- weighted assets)	48,681	13.18%	25,850	7.00%	24,003	6.50%
Tier 1 leverage (to average assets)	48,681	10.94%	17,798	4.00%	22,247	5.00%

On September 30, 2020, the Bank paid an $8 million dividend to the Company to be used as a portion of the purchase price to be paid for the acquisition of Carroll.

The Company intends to fund future growth primarily with cash, federal funds, maturities of investment securities and deposit growth. Management knows of no other trend or event that will have a material impact on capital.

Off-Balance Sheet Arrangements

In the normal course of business, the Bank makes commitments to extend credit and issues standby letters of credit. Outstanding loan commitments, unused lines of credit, and letters of credit as of September 30, 2020 and December 31, 2019 are as follows:

	September 30,	December 31,
	2020	2019

Loan commitments
Construction and land development	$1,206,500	$1,322,275
Commercial	-	4,102,000
Commercial real estate	10,833,965	7,560,714
Residential	1,030,000	770,499
	$13,070,465	$13,755,488

Unused lines of credit
Home-equity lines	$3,856,821	$3,700,404
Commercial lines	15,535,650	22,229,095
	$19,392,471	$25,929,499

Letters of credit	$2,077,969	$1,935,613

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

RESULTS OF OPERATIONS

Comparison of Operating Results for the Nine Months Ended September 30, 2020 and 2019

General

Net income for the nine months ended September 30, 2020 was $2,264,609, compared to $3,500,018, for the same period of 2019. The decrease of $1,235,409 or 35.3% was due to a $1,886,906 increase in noninterest expenses and a $475,000 increase in the loan loss provision, offset by a $288,999 increase in noninterest income, a $513,340 increase in net interest income, and a $324,158 decrease in income taxes. Included in noninterest expense is $1,612,321 of one-time expenses incurred in connection with the Merger. Without these Merger costs, net income would have been $3,488,045 for the nine months ended September 30, 2020. The table below provides a comparison of the Company’s results for the nine-month periods ended September 30, 2020 and 2019, both with and without the Merger costs.

	Nine Months Ended
	September 30, 2020		September 30, 2019
		Excluding
	As Reported	Acquisition Costs	As Reported

Income before taxes	$2,724,959	$4,337,280	$4,284,526
Income taxes	460,350	849,235	784,508
Net income	$2,264,609	$3,488,045	$3,500,018
Earnings per share	$0.76	$1.17	$1.19
Return on average assets	0.63%	0.97%	1.09%
Return on average equity	5.88%	9.06%	9.84%

Net Interest Income

Net interest income, which is the difference between interest income on loans and investments and interest expense on deposits and borrowings, was $11,736,686 for the nine months ended September 30, 2020, compared to $11,223,346 for the same period of 2019.

Total interest income for the nine months ended September 30, 2020 was $14,287,618, compared to $13,926,004 for the same period of 2019, an increase of $361,614 or 2.6%.

Total interest income on loans for the nine months ended September 30, 2020 increased by $623,521 when compared to the same period of 2019 due to a $38.8 million higher average loan balance for the first nine months of 2020 when compared to the same period of 2019, offset by a lower loan yield of 4.62% for the first nine months of 2020 versus 4.90% for the same period of 2019. Investment income for the first nine months of 2020 decreased by $39,393 or 3.7% when compared to the same period of 2019 due to a decrease in the fully-taxable equivalent yield to 2.46% for nine months ended September 30, 2020, compared to 3.06% for the same period of 2019, offset by a $11.1 million higher average investment balance. Interest income on federal funds sold and other interest earning assets decreased $222,514 due to a decrease in the fully-taxable equivalent yield to 0.60% for the nine months ended September 30, 2020, compared to 2.44% for the same period of 2019. The fully-taxable equivalent yield on total interest-earning assets decreased 37 basis points to 4.21% for the nine months ended September 30, 2020, compared to 4.58% for the same period of 2019. The average balance of total interest-earning assets increased by $47.5 million to $457.4 million for the nine months ended September 30, 2020, compared to $409.8 million for the same period of 2019.

Total interest expense for the nine months ended September 30, 2020 was $2,550,932, compared to $2,702,658 for the same period of 2019, a decrease of $151,726, or 5.6%. The decrease was due to a lower overall cost of funds on interest bearing deposits and borrowings of 0.98% for the nine months ended September 30, 2020, compared to 1.14% for the same period of 2019, offset by a $30.5 million increase in the average balance of interest-bearing liabilities to $347.5 million in the first nine months of 2020 compared to $317.0 million in the same period of 2019. Cost of funds for time deposits decreased to 1.79% for the nine months ended September 30, 2020 from 1.98% for the same period of 2019. Securities sold under repurchase agreements cost of funds increased to 1.30% for the first nine months of 2020 from 1.23% for the first nine months of 2019. Federal Home Loan Bank of Atlanta advances and other borrowings cost of funds decreased to 1.01% for the first nine months of 2020 from 1.66% for the same period in 2019.

Average noninterest-earning assets increased by $3.2 million to $20.6 million in the first nine months of 2020, compared to $17.4 million in the same period of 2019. Average noninterest-bearing deposits increased by $15.3 million to $74.2 million during the first nine months of 2020 compared to $58.9 million in the same period of 2019. The average balance in stockholders’ equity increased by $3.9 million for the nine months ended September 30, 2020 when compared with the same period of 2019.

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

The following table sets forth information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities for the nine-month periods ended September 30, 2020 and 2019. Average balances are also provided for noninterest-earning assets and noninterest-bearing liabilities.

	Nine Months Ended			Nine Months Ended
	September 30, 2020			September 30, 2019
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
Assets:
Loans	$381,189,719	$13,205,913	4.62%	$342,398,030	$12,582,392	4.90%
Securities, taxable	41,209,087	564,540	1.83%	33,467,239	636,235	2.53%
Securities, tax exempt	21,334,547	590,741	3.69%	17,942,912	545,007	4.05%
Federal funds sold and other interest-earning assets	13,641,105	60,940	0.60%	16,034,923	293,151	2.44%
Total interest-earning assets	457,374,458	14,422,134	4.21%	409,843,104	14,056,785	4.58%
Noninterest-earning assets	20,569,704			17,395,304
Total assets	$477,944,162			$427,238,408

Liabilities and Stockholders’ Equity:
NOW, savings, and money market	$181,056,481	376,248	0.28%	$156,148,461	370,726	0.32%
Certificates of deposit	153,264,507	2,053,248	1.79%	148,466,527	2,206,503	1.98%
Securities sold under repurchase agreements	9,804,072	95,710	1.30%	9,006,627	82,912	1.23%
FHLB advances and other borrowings	3,397,814	25,726	1.01%	3,421,989	42,517	1.66%
Total interest-bearing liabilities	347,522,874	2,550,932	0.98%	317,043,604	2,702,658	1.14%

Noninterest-bearing deposits	74,243,150			58,922,450
Noninterest-bearing liabilities	4,858,736			3,868,457
Total liabilities	426,624,760			379,834,511
Stockholders' equity	51,319,402			47,403,897
Total liabilities and stockholders' equity	$477,944,162			$427,238,408

Net interest income		$11,871,202			$11,354,127

Interest rate spread			3.23%			3.44%

Net yield on interest-earning assets			3.46%			3.69%

Ratio of average interest-earning assets to average interest-bearing liabilities			131.61%			129.27%

Interest on tax-exempt securities and other tax-exempt investments are reported on fully taxable equivalent basis.

Noninterest Income

Noninterest income for the nine months ended September 30, 2020 was $1,397,596 compared to $1,108,597 for the same period of 2019, an increase of $288,999 or 26.1%. The increase was primarily a result of a $434,797 increase in mortgage banking income and a $210,150 lower write down of OREO, offset by a $75,900 lower gain on the sale of SBA loans, $194,368 lower bank owned life insurance income, and $80,251 lower service charges on deposit accounts. Our mortgage banking division has experienced strong mortgage origination activity as a result of historically low interest rates. Lower service charges are a result of less customer transaction activity due to the COVID-19 pandemic.

Noninterest Expense

Noninterest expense for the nine months ended September 30, 2020 totaled $9,934,323, compared to $8,047,417 for the same period of 2019, an increase of $1,886,906 or 23.5%. The increase was due primarily to $1,612,321 in Merger-related costs and an increase in salaries and benefits of $295,331.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2020 was $460,350, compared to $784,508 for the same period of 2019. The effective tax rate was 16.9% and 18.3% for the nine-month periods ended September 30, 2020 and 2019, respectively. The decrease in the effective tax rate was due to a higher percentage of tax exempt revenue for the nine months ended September 30, 2020 when compared to the same period in 2019.

Comparison of Operating Results for the Three Months Ended September 30, 2020 and 2019

Net income for the three months ended September 30, 2020 was $385,247 compared to $1,177,910 for the same period of 2019. The decrease of $792,663 or 67.3% was due to a $13,000 increase in the provision for loan losses and a $1,443,072 increase in noninterest expense, offset by a $230,861 decrease in income taxes, a $338,148 increase in net interest income and a $94,400 increase in noninterest income. Included in noninterest expense are one-time expenses of $1,267,401 incurred in connection with the Merger. Without these acquisition costs, net income would have been $1,358,676 for the three months ended September 30, 2020. The table below provides a comparison of the Company’s results for the three-month periods ended September 30, 2020 and 2019, both with and without the Merger costs.

	Three Months Ended
	September 30, 2020		September 30, 2019
		Excluding
	As Reported	Acquisition Costs	As Reported

Income before taxes	$462,110	$1,729,511	$1,485,634
Income taxes	76,863	370,835	307,724
Net income	$385,247	$1,358,676	$1,177,910
Earnings per share	$0.13	$0.45	$0.40
Return on average assets	0.31%	1.10%	1.09%
Return on average equity	2.95%	10.40%	9.70%

Net Interest Income

Net interest income was $4,100,749 for the three months ended September 30, 2020, compared to $3,762,601 for the same period of 2019.

Total interest income for the three months ended September 30, 2020 was $4,822,354, compared to $4,719,012 for the same period of 2019, an increase of $103,342 or 2.2%.

Total interest income on loans for the three months ended September 30, 2020 increased by $239,921 when compared to the same period of 2019 due to a $51.2 million higher average loan balance for the three months ended September 30, 2020 when compared to the same period of 2019, offset by a lower loan yield of 4.57% for the three months ended September 30, 2020 versus 4.97% for the same period of 2019. Investment income for the three months ended September 30, 2020 decreased by $61,616 or 16.0% when compared to the same period of 2019 due to a decrease in the fully-taxable equivalent yield to 2.12% for three months ended September 30, 2020, compared to 3.01% for the same period of 2019, offset by a $10.6 million higher average investment balance. Interest income on federal funds sold and other interest earning assets decreased $74,963 due to a decrease in the fully-taxable equivalent yield to 0.42% for the three months ended September 30, 2020, compared to 2.39% for the same period of 2019. The fully-taxable equivalent yield on total interest-earning assets was 4.13% for the three months ended September 30, 2020, compared to 4.61% for the same period in 2019. The average balance of total interest-earning assets increased by $56.6 million to $470.3 million for the three months ended September 30, 2020, compared to $413.7 million for the same period of 2019.

Total interest expense for the three months ended September 30, 2020 was $721,605, compared to $956,411 for the same period of 2019, a decrease of $234,806 or 24.6%. The decrease was due to a lower overall cost of funds of 0.81% for the three months ended September 30, 2020, compared to 1.20% for the same period of 2019, offset by a $36.1 million increase in the average balance of interest-bearing liabilities to $356.5 million for the three months ended September 30, 2020, compared to $320.4 million in the same period of 2019. Cost of funds for time deposits decreased to 1.58% for the three months ended September 30, 2020 from 2.09% for the same period of 2019. Securities sold under repurchase agreements cost of funds decreased to 0.83% for the three months ended September 30, 2020 from 1.24% for the same period of 2019. Federal Home Loan Bank of Atlanta advances and other borrowings cost of funds decreased to 1.01% for the three months ended September 30, 2020 from 1.52% for the same period in 2019.

Average noninterest-earning assets increased by $7.4 million to $25.8 million for the three months ended September 30, 2020, compared to $18.4 million in the same period of 2019. Average noninterest-bearing deposits increased by $24.0 million to $82.5 million during the three months ended September 30, 2020, compared to $58.5 million in the same period of 2019. The average balance in stockholders’ equity increased by $3.7 million for the three months ended September 30, 2020 when compared with the same period of 2019.

The following table sets forth information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities for the three-month periods ended September 30, 2020 and 2019. Average balances are also provided for noninterest-earning assets and noninterest-bearing liabilities.

	Three Months Ended,			Three Months Ended,
	September 30, 2020			September 30, 2019
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
Assets:
Loans	$393,225,957	$4,489,992	4.57%	$342,050,963	$4,250,071	4.97%
Securities, taxable	43,770,543	150,272	1.37%	38,073,848	235,978	2.48%
Securities, tax exempt	23,659,811	207,940	3.52%	18,759,966	191,462	4.08%
Federal funds sold and other interest-earning assets	9,651,367	10,069	0.42%	14,790,327	88,506	2.39%
Total interest-earning assets	470,307,678	4,858,273	4.13%	413,675,104	4,766,017	4.61%
Noninterest-earning assets	25,768,859			18,389,380
Total assets	$496,076,537			$432,064,484

Liabilities and Stockholders’ Equity:
NOW, savings, and money market	$194,896,794	106,356	0.22%	$156,924,885	124,712	0.32%
Certificates of deposit	147,923,538	584,477	1.58%	151,279,838	791,740	2.09%
Securities sold under repurchase agreements	8,651,764	18,020	0.83%	9,394,922	29,190	1.24%
FHLB advances and other borrowings	5,043,489	12,752	1.01%	2,826,120	10,769	1.52%
Total interest-bearing liabilities	356,515,585	721,605	0.81%	320,425,765	956,411	1.20%

Noninterest-bearing deposits	82,493,506			58,548,434
Noninterest-bearing liabilities	4,804,935			4,523,982
Total liabilities	443,814,026			383,498,181
Stockholders' equity	52,262,511			48,566,303
Total liabilities and stockholders' equity	$496,076,537			$432,064,484

Net interest income		$4,136,668			$3,809,606

Interest rate spread			3.32%			3.41%

Net yield on interest-earning assets			3.52%			3.68%

Ratio of average interest-earning assets to average interest-bearing liabilities			131.92%			129.10%

Interest on tax-exempt securities and other tax-exempt investments are reported on fully taxable equivalent basis.

Noninterest Income

Noninterest income for the three months ended September 30, 2020 was $487,368, compared to $392,968 for the same period of 2019, an increase of $94,400 or 24.0%. The increase was primarily a result of an increase in mortgage banking revenue of $128,029, offset by a $38,289 decrease in service charges on deposit accounts.

Noninterest Expense

Noninterest expenses for the three months ended September 30, 2020 totaled $4,126,007, compared to $2,682,935 for the same period of 2019, an increase of $1,443,072 or 53.8%. The increase was due primarily to $1,267,401 in Merger-related costs and increases in salaries and benefits of $169,479.

Income Tax Expense

Income tax expense for the three months ended September 30, 2020 was $76,863, compared to $307,724 for the same period of 2019. The effective tax rate was 16.6% for the three months ended September 30, 2020, compared to 20.7% for the same period of 2019. The decrease in the effective tax rate was due to a higher percentage of tax exempt revenue for the three months ended September 30, 2020 when compared to the same period in 2019.

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

An evaluation of the effectiveness of these disclosure controls as of September 30, 2020 was carried out under the supervision and with the participation of management, including the PEO and the PFO. Based on that evaluation, management, including the PEO and the PFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the quarter ended September 30, 2020, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

2.1

Agreement and Plan of Merger, dated as of September 28, 2020, between Farmers and Merchants Bancshares, Inc. and Carroll Bancorp (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 1, 2020)

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

FARMERS AND MERCHANTS BANCSHARES, INC.

Date: November 10, 2020	/s/ James R. Bosley, Jr.
James R. Bosley, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date November 10, 2020	/s/ Mark C. Krebs
Mark C. Krebs, Treasurer and Chief Financial Officer
(Principal Financial Officer & Principal Accounting Officer)