Form 10-K
period 2020-12-31
Farmers & Merchants Bancshares, Inc.
filed 2021-03-19
CIK 1698022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the last business day of the registrant’s most recently completed second fiscal quarter:   $38,275,762.

The number of shares of the registrant’s common stock outstanding as of February 27, 2021:   3,011,255

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

●	the impact of acquisitions and other strategic transactions;

●	the effects of fiscal and governmental policies of the United States federal government; and

●	the impact of the COVID-19 pandemic on economic, market and/or business conditions.

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

Recent Developments

Effective on October 1, 2020, the Company consummated its previously-announced acquisition of Carroll Bancorp, Inc. (“Carroll”) and its wholly-owned subsidiary, Carroll Community Bank. Each share of common stock of Carroll (“Carroll Common Stock”) that was outstanding immediately prior to the effective time of the Merger (the “Effective Time”) was converted into the right to receive cash in the amount $21.63 (the “Per Share Consideration”). Immediately prior to the Effective Time, there were 1,146,913 outstanding shares of Carroll Common Stock, all of which were converted into the Per Share Consideration. The Company funded the payment of the merger consideration with $7.8 million in cash and the proceeds of a $17 million term loan obtained from a third-party.

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

At December 31, 2020, our consolidated assets totaled approximately $677 million and stockholders’ equity was approximately $51.7 million.

Banking Activities

The Bank has been doing business in Maryland since 1919 and is engaged in both the commercial and consumer banking business. At December 31, 2020, the Bank had approximately 19,585 deposit accounts, representing $573 million in deposits. At December 31, 2020, the Bank had $522 million in loans, representing 77% of its total assets of $677 million.

The Bank’s general market area runs along the Route 30, Route 795, Route 140, and Route 26 corridors south from Owings Mills and north to the Pennsylvania line including the areas of Reisterstown, Upperco, Hampstead, Manchester, Eldersburg, and Westminster. The Bank’s western area includes the communities of Woodbine and New Windsor, while the eastern side includes Sparks, Hereford and Parkton. All of these communities are located in Carroll County or Baltimore County, Maryland.

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

The Bank’s main office is located in Upperco, Maryland, and it has six additional full service branches located in the Maryland communities of Hampstead, Greenmount, Reisterstown, Owings Mills, Eldersburg, and Westminster. In addition, the Bank has a satellite branch located at the senior living community of Carroll Lutheran Village in Westminster, Maryland.

As a convenience to its customers, the Bank offers drive through automated teller machines (“ATMs”) at the Upperco, Owings Mills, Hampstead, Reisterstown, and Westminster locations and walk-up ATMs at the Greenmount and Eldersburg offices. The Greenmount In-Store location is open 7-days a week while the other six full service offices offer convenient banking hours which include Saturday mornings. The satellite branch is opened five days a week with limited business hours. Drive-thru windows are available at the Upperco, Owings Mills, Hampstead, Reisterstown, Eldersburg, and Westminster branches. The Bank offers 24-hour on-line, internet banking for account balance inquiries, bill paying, or transferring funds between accounts. The Bank provides mobile banking functionality to its internet services. In addition, the 24-hour Dial-A-Bank automated telephone service is available. Debit cards are another service the Bank provides to its customers. The Bank joined Allpoint, America’s largest surcharge-free ATM network, to enable Bank customers to have access to over 55,000 ATMs, surcharge-free.

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

Investment Activities

The Bank maintains a portfolio of investment securities to provide liquidity and income. The current portfolio of $78 million equals approximately 12% of the total assets at December 31, 2020 and is invested primarily in mortgage-backed securities and municipal bonds.

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

Regulatory Reforms

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was enacted in July 2010, significantly restructured the financial regulatory regime in the United States. The Dodd-Frank Act established the Consumer Financial Protection Bureau (the “CFPB”), and contains a wide variety of provisions affecting the regulation of depository institutions, including fair lending, fair debt collection practices, mortgage loan origination and servicing obligations, bankruptcy, military service member protections, use of credit reports, privacy matters, and disclosure of credit terms and correction of billing errors.  In addition, the Dodd-Frank Act permits states to adopt stricter consumer protection laws and each state attorney general may enforce consumer protection rules issued by the CFPB.  Since the enactment of the Dodd-Frank Act, the CFPB, and to some extent, some state attorney generals, have used provisions of the Dodd-Frank Act to bring enforcement actions seeking to curb “unfair, deceptive or abusive acts or practices” (“UDAAP”) in the financial services sector.  With a change of leadership at the CFPB, and continued enforcement and regulatory actions at the state level, enforcement and regulatory priorities could change, resulting in increased regulatory compliance burdens and costs and restrictions on the financial products and services that we offer to our customers in the future.

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

As of December 31, 2020, we were in compliance with the applicable requirements of the Basel III rules.

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

As of December 31, 2020, the Bank was “well capitalized” based on the aforementioned ratios.

Liquidity Requirements

We require cash to fund loans, satisfy our obligations under the Bank’s letters of credit, meet the deposit withdrawal demands of the Bank’s customers, and satisfy our other monetary obligations. To the extent that deposits are not adequate to fund these requirements, we can rely on the funding sources identified in Item 2 of this Annual Report under the heading, “Liquidity Management”. At December 31, 2020, the Bank had $23.5 million available through unsecured and secured lines of credit with correspondent banks, $33.2 million available through a secured line of credit with the Fed Discount Window and approximately $89.3million available through the Federal Home Loan Bank (“FHLB”). Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our ability to meet our future liquidity requirements.

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

The Dodd-Frank Act also set a new minimum DIF reserve ratio at 1.35% of estimated insured deposits. The FDIC was required to attain this ratio by September 30, 2020. The Dodd-Frank Act required the FDIC to redefine the deposit insurance assessment base for an insured depository institution. As redefined pursuant to the Dodd-Frank Act, an institution’s assessment base is now an amount equal to the institution’s average consolidated total assets during the assessment period minus average tangible equity. Institutions with less than $1.0 billion in assets at the end of a fiscal quarter, like the Bank, are permitted to report their average consolidated total assets on a weekly basis (rather than on a daily basis) and to report their average tangible equity on an end-of-quarter balance (rather than on an end-of-month balance).

DIF-insured institutions pay a Financing Corporation (“FICO”) assessment in order to fund the interest on bonds issued in the 1980s in connection with the failures in the thrift industry. These assessments ended in 2019. In addition, when the DIF reserve ratio exceeded 1.35%, smaller institutions were eligible to receive a credit. The Bank’s credit was $98,970 with most of it realized in 2019. The Bank expensed $201,714 and $30,571 in FDIC insurance premiums, including FICO assessments and net of the credit, in 2020 and 2019, respectively.

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

The laws governing these arrangements are complicated and the positions taken by the IRS with respect to these laws and arrangements evolve and are subject to change. For additional information, see the risk factors entitled “We may not achieve the expected benefits from the Insurance Subsidiary” and “Our fiscal year 2016, 2017, and 2018 U.S. consolidated federal income tax returns are currently being audited” in Item 1A of this annual report under the heading “Risks Relating to the Company and its Affiliates”.

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

Employees

As of December 31, 2020, we employed 102 individuals, of whom 86 were full-time employees.

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

Risks Relating to the COVID-19 Global Pandemic

The COVID-19 pandemic has adversely impacted our business and financial results and that of many of our customers, and the ultimate impact will depend on future developments, which are highly uncertain, cannot be predicted, and are largely outside of our control, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

The COVID-19 pandemic has adversely impacted our business and financial results and that of many of our customers, and the ultimate impact will depend on future developments, which are highly uncertain, cannot be predicted, and are largely outside of our control, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic. The COVID-19 pandemic has created extensive disruptions to the global and U.S. economies and to the lives of individuals throughout the world. Governments, businesses, and the public are taking unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal and monetary stimulus, and legislation designed to deliver financial aid and other relief. While the scope, duration, and full effects of COVID-19 are rapidly evolving and not fully known, the pandemic and the efforts to contain it have disrupted global economic activity, adversely affected the functioning of financial markets, impacted market interest rates, increased economic and market uncertainty, and disrupted trade and supply chains. If these effects continue for a prolonged period or result in sustained economic stress or recession, many of the risk factors identified in this annual report 10-K could be exacerbated and the effects of COVID-19 could have a material adverse impact on us in a number of ways as described in more detail below.

Credit Risk - Our risks of timely loan repayment and the value of collateral supporting the loans are affected by the strength of our borrowers’ businesses. Concern about the spread of COVID-19 has caused and is likely to continue to cause business shutdowns, limitations on commercial activity and financial transactions, labor shortages, supply chain interruptions, increased unemployment and commercial property vacancy rates, reduced profitability and ability for property owners to make mortgage payments, and overall economic and financial market instability, all of which may cause our customers to be unable to make scheduled loan payments.

If the effects of COVID-19 result in widespread and sustained repayment shortfalls on loans in our portfolio, then we could incur significant delinquencies, foreclosures and credit losses, particularly if the available collateral is insufficient to cover our credit exposure. The future effects of COVID-19 on economic activity could negatively affect the collateral values associated with our existing loans, the ability to liquidate the real estate collateral securing our residential and commercial real estate loans, our ability to maintain loan origination volume and to obtain additional financing, the future demand for or profitability of our lending and services, and the financial condition and credit risk of our customers. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from making our business decisions or may result in a delay in our taking certain remediation actions, such as foreclosure. In addition, we have unfunded commitments to extend credit to customers. During a challenging economic environment, our customers depend more on our credit commitments and increased borrowings under these commitments could adversely impact our liquidity. Furthermore, in an effort to support our communities during the pandemic, we are participating in the PPP, whereby loans to small businesses are made and those loans are subject to the regulatory requirements that would require forbearance of loan payments for a specified time or that would limit our ability to pursue all available remedies in the event of a loan default. If the borrower under the PPP loan fails to qualify for loan forgiveness, we are at the heightened risk of holding these loans at unfavorable interest rates as compared to the loans to customers that we would have otherwise extended credit.

Strategic Risk - Our success may be affected by a variety of external factors that may affect the price or marketability of our products and services, changes in interest rates that may increase our funding costs, reduced demand for our financial products due to economic conditions and the various response of governmental and nongovernmental authorities. The COVID-19 pandemic has significantly increased economic and demand uncertainty and has led to disruption and volatility in the global capital markets. Furthermore, many of the governmental actions have been directed toward curtailing household and business activity to contain COVID-19. These actions have been rapidly expanding in scope and intensity. For example, in many of our markets, local governments have acted to temporarily close or restrict the operations of most businesses. The future effects of COVID-19 on economic activity could negatively affect the future banking products we provide, including a decline in originating loans.

Operational Risk - Current and future restrictions on our workforce’s access to our facilities could limit our ability to meet customer servicing expectations and have a material adverse effect on our operations. We rely on business processes and branch activity that largely depend on people and technology, including access to information technology systems as well as information, applications, payment systems and other services provided by third parties. In response to COVID-19, we have modified our business practices with a portion of our employees working remotely from their homes to have our operations uninterrupted as much as possible. Further, technology in employees’ homes may not be as robust as in our offices and could cause the networks, information systems, applications, and other tools available to employees to be more limited or less reliable than in our offices. The continuation of these work-from-home measures also introduces additional operational risk, including increased cybersecurity risk from phishing, malware, and other cybersecurity attacks, all of which could expose us to risks of data or financial loss and could seriously disrupt our operations and the operations of any impacted customers.

Moreover, we rely on many third parties in our business operations, including the appraiser of the real property collateral, vendors that supply essential services such as loan servicers, providers of financial information, systems and analytical tools and providers of electronic payment and settlement systems, and local and federal government agencies, offices, and courthouses. In light of the developing measures responding to the pandemic, many of these entities may limit the availability and access of their services. If the third-party service providers continue to have limited capacities for a prolonged period or if additional limitations or potential disruptions in these services materialize, it may negatively affect our operations.

Interest Rate Risk/Market Value Risk - Our net interest income, lending and investment activities, deposits and profitability could be negatively affected by volatility in interest rates caused by uncertainties stemming from COVID-19. In March 2020, the Federal Reserve lowered the target range for the federal funds rate to a range from 0% to 0.25%, citing concerns about the impact of COVID-19 on financial markets and market stress in the energy sector. A prolonged period of extremely volatile and unstable market conditions could increase our funding costs and negatively affect market risk mitigation strategies. Higher income volatility from changes in interest rates and spreads to benchmark indices could cause a loss of future net interest income and a decrease in prevailing fair market values of our investment securities and other assets, including mortgage servicing rights and SBA loan servicing rights. Fluctuations in interest rates will impact both the level of income and expense recorded on many of our assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, or financial condition.

Because there have been no comparable recent global pandemics that resulted in similar global impact, we do not yet know the full extent of COVID-19’s effects on our business, operations, or the global economy as a whole. Any future development will be highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the effectiveness of our work-from-home arrangements, third party providers’ ability to support our operations, and any actions taken by governmental authorities and other third parties in response to the pandemic. The uncertain future development of this crisis could materially and adversely affect our business, operations, operating results, financial condition, liquidity or capital levels.

Risks Related to Our Merger with Carroll Bancorp, Inc.

We may fail to realize all of the anticipated benefits of the Merger.

Realization of the anticipated benefits in the Merger for our stockholders will depend, in part, on the combined company’s ability to successfully integrate the businesses and operations of the Company and Carroll. The combined company will be required to devote significant management attention and resources to integrating its business practices, operations and support functions.

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

Most of the Bank’s loans are made to borrowers located in Maryland, and many of these loans, including construction and land development loans, are secured by real estate. At December 31, 2020, approximately 6%, or $34 million, of our total loans were real estate acquisition, construction and development loans that were secured by real estate. Accordingly, a decline in local economic conditions would likely have an adverse impact on our financial condition and results of operations, and the impact on us would likely be greater than the impact felt by larger financial institutions whose loan portfolios are geographically diverse. We cannot guarantee that any risk management practices we implement to address our geographic and loan concentrations will be effective to prevent losses relating to our loan portfolio.

The Bank’s concentrations of commercial real estate loans could subject it to increased regulatory scrutiny and directives, which could force us to preserve or raise capital and/or limit future commercial lending activities.

The federal banking regulators believe that institutions with particularly high concentrations of CRE loans in their lending portfolios face a heightened risk of financial difficulties in the event of adverse changes in the economy and CRE markets. Accordingly, through published guidance, these regulators have directed institutions whose concentrations exceed certain percentages of capital to implement heightened risk management practices appropriate to their concentration risk. The guidance provides that banking regulators may require such institutions to reduce their concentrations and/or maintain higher capital ratios than institutions with lower concentrations in CRE. At December 31, 2020, our CRE concentrations were above the heightened risk management thresholds set forth in this guidance. No assurance can be given that the Company’s enhanced risk management practices and monitoring controls will be effective.

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

Changes to LIBOR may adversely impact the value of, and the return on, our loans, investment securities and derivatives which are indexed to LIBOR.

We have certain loans indexed to LIBOR to calculate the loan interest rate. On July 27, 2017, the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR to the LIBOR administrator after 2021. The announcement also indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide LIBOR submissions to the LIBOR administrator or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable benchmark for certain loans and liabilities including our subordinated notes, what rate or rates may become accepted alternatives to LIBOR or the effect of any such changes in views or alternatives on the values of the loans and liabilities, whose interest rates are tied to LIBOR. Uncertainty as to the nature of such potential changes, alternative reference rates, the elimination or replacement of LIBOR, or other reforms may adversely affect the value of, and the return on our loans, and our investment securities.

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

As of December 31, 2020, investment securities in our investment portfolio having a cost basis of $53.5 million and a market value of $54.5 million were classified as available-for-sale pursuant to FASB Accounting Standards Codification (“ASC”) Topic 320, Investments – Debt and Equity Securities, relating to accounting for investments. Topic 320 requires that unrealized gains and losses in the estimated value of the available-for-sale portfolio be “marked to market” and reflected as a separate item in stockholders’ equity (net of tax) as accumulated other comprehensive gain or loss. There can be no assurance that future market performance of our investment portfolio will enable us to realize income from sales of securities. Stockholders’ equity will continue to reflect the unrealized gains and losses (net of tax) of these investments. Moreover, there can be no assurance that the market value of our investment portfolio will not decline, causing a corresponding decline in stockholders’ equity.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Assessing the need for, or the sufficiency of, a valuation allowance requires management to evaluate all available evidence, both negative and positive, including the recent trend of quarterly earnings. Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carryback and carry forward periods is available under the tax law, including the use of tax planning strategies. When negative evidence (e.g., cumulative losses in recent years, history of operating loss or tax credit carry forwards expiring unused) exists, more positive evidence than negative evidence will be necessary. At December 31, 2020, our net deferred tax assets were valued at $1.2 million.

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

We may need to raise additional capital in the future, and such capital may not be available when needed or at all.

The Company may need to raise additional capital in the future to provide it with sufficient capital resources and liquidity to meet our commitments and business needs including complying with new regulatory capital rules, particularly if its asset quality or earnings were to deteriorate significantly. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of its control, and its financial condition. Economic conditions and the loss of confidence in financial institutions may limit access to certain customary sources of capital, and increase the Bank’s cost of raising capital. No assurance can be given that such capital will be available on acceptable terms or at all. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of depositors, investors or counterparties participating in the capital markets may adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. Moreover, if we need to raise capital in the future, we may have to do so when many other financial institutions are also seeking to raise capital and would have to compete with those institutions for investors. An inability to raise additional capital on acceptable terms as and when needed could have a materially adverse effect on our business, financial condition and results of operations.

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

In April 2018, we were notified by the IRS that our fiscal year 2016 U.S. consolidated federal tax return was selected for audit. As part of its audit, the IRS is reviewing the deductions related to, and the income generated by, the Insurance Subsidiary. Management cannot predict whether any of our tax positions, including those relating to the Insurance Subsidiary, will be challenged by the IRS or, if challenged, whether we will be successful in defending those tax positions. If we are not successful in defending a challenge, then we may be required to amend our tax return and pay additional taxes, interest, fines and/or penalties and our taxable earnings and/or the effective tax rate on our future earnings could increase substantially, any of which could have a material adverse effect on our business, financial condition and results of operations. See Note 14 to the consolidated financial statements presented elsewhere in this report for further information about this risk.

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

Our common stock is not traded on any exchange. Certain brokers currently make a market in the common stock by trading shares in the over-the-counter market, but such transactions are infrequent and the volume of shares traded is relatively small. Management cannot predict whether these or other brokers will continue to make a market in our common stock. Prices on stock that is not heavily traded, such as our common stock, can be more volatile than stock trading in an active public market. Factors such as our financial results, the introduction of new products and services by us or our competitors, publicity regarding the banking industry, and various other factors affecting the banking industry may have a significant impact on the market price of the shares of our common stock. Likewise, events that are unrelated to the Company but that affect the equity markets generally, such as international health crises, wars, political instability and similar factors, could also have a significant impact on the market price and trading volume of the shares of common stock. Management also cannot predict the extent to which an active public market for our common stock will develop or be sustained in the future. Accordingly, stockholders may not be able to sell their shares of our common stock at the volumes, prices, or times that they desire.

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

Maryland laws include provisions that could discourage a sale or takeover of the Company. The Maryland Business Combination Act generally prohibits, subject to certain limited exceptions, corporations from being involved in any “business combination” (defined as a variety of transactions, including a merger, consolidation, share exchange, asset transfer or issuance or reclassification of equity securities) with any “interested stockholder” for a period of five years following the most recent date on which the interested shareholder became an interested stockholder. An interested stockholder is defined generally as a person who is the beneficial owner of 10% or more of the voting power of the outstanding voting stock of the corporation after the date on which the corporation had 100 or more beneficial owners of its stock or who is an affiliate or associate of the corporation and was the beneficial owner, directly or indirectly, of 10% percent or more of the voting power of the then outstanding stock of the corporation at any time within the two-year period immediately prior to the date in question and after the date on which the corporation had 100 or more beneficial owners of its stock. The Maryland Control Share Acquisition Act applies to acquisitions of “control shares”, which, subject to certain exceptions, are shares the acquisition of which entitle the holder, directly or indirectly, to exercise or direct the exercise of the voting power of shares of stock of the corporation in the election of directors within any of the following ranges of voting power: one-tenth or more, but less than one-third of all voting power; one-third or more, but less than a majority of all voting power or a majority or more of all voting power. Control shares have limited voting rights. Maryland banking law provides that the Maryland Commissioner must approve certain acquisitions of the common stock of the Company or the Bank, and this law imposes a mandatory five-year voting prohibition on shares that are acquired without the required approval.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

This Item 1B is not applicable because the Company is a “smaller reporting company”.

ITEM 2.	PROPERTIES

The Bank owns properties at which it operates branches at the following locations:

Main Office	Owings Mills Branch	Eldersburg Branch
15226 Hanover Pike	9320 Lakeside Boulevard	1321 Liberty Road
Upperco, MD 21155	Owings Mills, MD 21117	Eldersburg, MD 21784

Reisterstown Branch	Westminster Branch
25 Westminster Pike	275 Clifton Boulevard
Reisterstown, MD 21136	Westminster, MD 21157

The Bank also owns the following property that was formerly a Carroll Community Bank location. The property is under contract to sell to a company co-owned by one of the Company’s directors.

1010 Baltimore Boulevard

Westminster, MD 21157

The Bank’s book value investment in land and buildings at December 31, 2020 totaled $7.7 million or 1% of total assets. Other than for banking purposes, the Bank does not invest in real estate. For future expansion purposes, the Bank owns two properties adjacent to its main office at 15216 and 15218 Hanover Pike, Upperco, Maryland 21155. The properties presently consist of two lots, each with a single family residence. One property is rented on a month-to-month lease. The other property has not been rented since 2011. The total rental income for both properties for 2020 was $10,200.

There are no encumbrances on any of these properties. Management believes that all of its properties are adequately insured. In 2020, the properties owned by the Bank in Baltimore County, MD were subject to state and county real estate taxes at a combined rate of 1.24% and the property owned by the Bank in Carroll County, MD was subject to state, county and municipal real estate taxes at combined rate of 1.68%. The Bank expensed $79,039 in real estate taxes on these properties in 2020.

The Bank operates under leases at the following properties:

Location	Square Feet	Current Annual Rent	Lease Expiration
Greenmount In-Store Branch 2205 Hanover Pike Hampstead, MD 21074	709	$54,544	1/31/2023 with option to renew for one consecutive five-year term

Hampstead Branch 735 Hanover Pike Hampstead, MD 21074 (Land lease)	22,000	$53,200	9/30/2024 with option to renew for five consecutive five-year terms

Corporate Offices 4510 Lower Beckleysville Road Suite H Hampstead, MD 20174	4,171	$45,356	6/17/2025, with option to renew for three consecutive five-year terms

Carroll Lutheran Village Branch 300 St. Luke Circle Westminster, MD 21158	1,024	$12,000	5/15/2023, with option to renew for two consecutive five-year terms

Note 7 and Note 9 to the consolidated financial statements included elsewhere in this annual report contain additional information about the Bank’s premises and equipment.

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

Market Price Analysis and Dividends

As of February 26, 2021, the shares of the Company’s common stock were held by approximately 468 stockholders of record. Although many trades occur through privately-negotiated transactions, the shares of the Company’s common stock are traded in the over-the-counter market by certain broker-dealers and price quotations are available through the OTC Markets Group’s OTC Pink Market (the “Pink Market”) under the symbol “FMFG”. Price quotations reported through the Pink Market do not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

The Company’s ability to declare and pay dividends is limited by applicable laws. Subject to these laws, the payment of dividends is at the discretion of the Company’s board of directors, who considers such factors as operating results, financial condition, capital adequacy, regulatory requirements, and stockholder return. Maryland corporation laws prohibit the Company from paying dividends on our capital stock, including the common stock, unless, after giving effect to a proposed dividend, (i) we will be able to pay our debts as they come due in the normal course of business and (ii) our total assets will be greater than our total liabilities plus, unless our Charter permits otherwise, the amount that would be needed, if we were to be dissolved at the time of the dividend, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights on dissolution are superior to those receiving the dividend. Notwithstanding our inability to pay dividends pursuant to item (ii) above, we may nevertheless pay dividends out of (a) our net earnings for the fiscal year in which the distribution is made, (b) our net earnings for the preceding fiscal year, or (c) the sum of our net earnings for the preceding eight fiscal quarters.

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

ITEM 6.	SELECTED FINANCIAL DATA

	2020	2019	2018	2017	2016

OPERATING DATA

Interest income	$20,763,180	$18,702,338	$17,768,333	$16,594,803	$15,351,497
Interest expense	3,458,677	3,679,953	2,507,241	1,707,240	1,346,120
Net interest income	17,304,503	15,022,385	15,261,092	14,887,563	14,005,377
Provision for loan losses	625,000	40,000	475,000	410,000	-
Net interest income after provision for loan losses	16,679,503	14,982,385	14,786,092	14,477,563	14,005,377
Noninterest income	2,072,119	1,493,567	1,365,273	1,337,094	1,465,197
Acquisition costs	3,236,817	-	-	-	-
Noninterest expense	12,345,591	10,875,814	10,332,480	10,023,102	9,534,625
Income before income taxes	3,169,214	5,600,138	5,818,885	5,791,555	5,935,949
Income taxes	487,211	1,039,334	1,106,209	2,002,314	2,026,820
Net income	$2,682,003	$4,560,804	$4,712,676	$3,789,241	$3,909,129

PER SHARE DATA

Net income (Basic)	$0.90	$1.54	$1.61	$1.30	$1.35
Dividends	$0.52	$0.51	$0.47	$0.43	$0.40
Book value	$17.18	$16.63	$15.41	$14.32	$13.46

KEY RATIOS

Return on average assets	0.51%	1.06%	1.14%	0.96%	1.08%
Return on average equity	5.22%	9.52%	10.77%	9.26%	10.26%
Net yield on interest-earning assets	3.67%	3.67%	3.88%	3.96%	4.13%
Efficiency ratio	80.42%	65.85%	62.15%	61.78%	61.63%
Average equity to average assets	9.05%	11.10%	10.60%	10.32%	10.56%
Dividend payout ratio	57.78%	33.12%	29.19%	33.08%	29.63%

AT PERIOD END

Total assets	$677,317,082	$442,215,098	$417,157,877	$402,904,469	$379,831,359
Gross loans	524,987,052	362,494,703	343,940,842	332,861,406	296,171,072
Cash and cash equivalents	40,975,670	9,121,352	14,618,237	7,237,385	13,312,915
Securities	77,555,805	56,041,792	44,719,058	46,637,573	52,373,567
Deposits	573,401,547	376,613,314	354,713,003	319,796,424	302,715,136
Borrowings	42,227,252	10,958,118	14,012,000	38,768,507	36,226,159
Stockholders' equity	51,729,483	49,453,516	45,394,707	41,798,932	39,012,277

SELECTED AVERAGE BALANCES

Total assets	$526,539,417	$431,595,287	$412,586,954	$396,454,271	$361,005,005
Gross loans	421,010,433	344,793,736	343,573,784	316,724,821	281,709,043
Cash and cash equivalents	21,272,187	20,124,328	12,054,442	12,428,778	13,271,319
Securities	65,583,845	53,049,768	44,471,457	51,508,146	50,876,488
Deposits	369,504,859	367,570,825	339,624,630	315,159,559	284,921,811
Borrowings	18,638,621	11,975,017	26,524,352	38,627,588	36,175,989
Stockholders' equity	51,344,333	47,927,778	43,748,434	40,926,674	38,115,746

ASSET QUALITY

Nonperforming assets	$6,048,577	$-	$1,209,468	$2,657,702	$1,166,889

Nonperforming assets/total assets	0.89%	0.00%	0.29%	0.66%	0.31%

Allowance for loan losses/total loans	0.63%	0.72%	0.73%	0.73%	0.79%

Farmers and Merchants Bancshares, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto for the years ended December 31, 2020 and 2019, which are presented elsewhere in this annual report.

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

Management applies various valuation methodologies to assets and liabilities which often involve a significant degree of judgment, particularly when liquid markets do not exist for the particular items being valued. Quoted market prices are referred to when estimating fair values for certain assets, such as most investment securities. However, for those items for which an observable liquid market does not exist, management utilizes significant estimates and assumptions to value such items. Examples of these items include loans, deposits, borrowings, goodwill, core deposit and other intangible assets, other assets and liabilities obtained or assumed in business combinations. These valuations require the use of various assumptions, including, among others, discount rates, rates of return on assets, repayment rates, cash flows, default rates, and liquidation values. The use of different assumptions could produce significantly different results, which could have material positive or negative effects on our results of operations, financial condition or disclosures of fair value information. In addition to valuation, we must assess whether there are any declines in value below the carrying value of assets that should be considered other than temporary or otherwise require an adjustment in carrying value and recognition of a loss in the consolidated statements of income. Examples include investment securities, goodwill and core deposit intangible, among others.

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

PAYCHECK PROTECTION PROGRAM

The U.S. Government’s Coronavirus Aid, Relief, and Economic Security Act, as amended (the “CARES Act”) established the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), which provides small businesses with resources to maintain payroll, hire back employees who may have been laid off, and to cover applicable overhead expenses. Following the enactment of the CARES Act and the establishment of the PPP, we acted expeditiously to prepare our associates so they could guide our customers on the proper procedures necessary to enable them to take advantage of this program. We developed a PPP specific information site within our website that provided detailed information, links and materials for eligible customers to access. Internally, we reallocated resources to review, process and data enter customer applications, working tirelessly over extended hours to provide access to as many local business owners as possible. We were able to fund 172 loan applications for approximately $25.3 million from the first tranche of PPP designated funds. Congress allocated additional funding to the PPP on April 23, 2020, and we were able to gain approval for an additional 101 loan applications for approximately $5.8 million through December 31, 2020. During 2020, we gained approval for over $31 million to 273 small businesses. Approximately 70% of the loans were under $100,000 in size. All PPP loans are 100% guaranteed by the SBA, have up to a five-year maturity (the majority of our PPP originations have a two-year maturity), provide for a six-month deferral period, and have an interest rate of 1%. These loans may be forgiven by the SBA if the borrower meets certain conditions, including by using at least 75% of the loan proceeds for payroll costs. The SBA also established processing fees from 1% to 5%, depending on the loan amount. During 2020, we received $1,285,719 in fees which, net of related origination costs, will be amortized into interest income over the life of the loans. On December 27, 2020, Congress allocated additional funding to the PPP. Through February 24, 2021, we have gained approval for 121 loans applications for approximately $18.4 million from the third tranche of PPP designated funds.

In April 2020, the Bank established eligibility to participate in the Paycheck Protection Program Liquidity Facility (“PPPLF”), which was established by Congress and administered by the Federal Reserve Bank. This facility uses the SBA guaranteed PPP loans as collateral, offering 100% collateral coverage with no recourse to the Bank. The majority of the PPP loan disbursements were to internal, non-interest-bearing accounts for use by borrowers. As a result, we have not yet accessed the PPPLF, but are prepared to utilize the fund when management determines the timing is appropriate.

FINANCIAL CONDITION

Effective on October 1, 2020, the Company consummated its previously-announced acquisition of Carroll Bancorp, Inc. and its wholly-owned subsidiary, Carroll Community Bank (collectively, “Carroll”) in a series of merger transactions (the “Merger”) pursuant to which the stockholders of Carroll Bancorp, Inc. received cash in the aggregate amount of $24.8 million in exchange for their shares of common stock of Carroll Bancorp, Inc. The merger consideration was paid by the Company using $7.8 million in cash and $17 million in proceeds from a third-party term loan obtained in connection with the Merger. At the Effective Time of the Merger, Carroll had total assets of $176,159,890, net loans of $145,153,100, and total liabilities of $157,992,286, of which $144,896,990 represented deposits. The Merger was accounted for as a business combination using the acquisition method of accounting, and, accordingly, assets acquired and liabilities assumed were recorded at estimated fair values at the effective time of the Merger.

The following table presents the book values and fair values of the assets, liabilities, and equity of Carroll at the effective time of the Merger:

	Book value	Fair value

Cash	$5,441,610	$5,441,610
Certificates of deposit in other banks	750,000	750,000
Securities available for sale	12,863,795	12,922,620
Restricted stock, at cost	926,700	926,700
Loans held for sale	1,702,950	1,743,195
Loans	145,153,100	145,080,950
Premises and equipment	2,619,413	2,684,240
Other real estate owned	1,411,605	1,411,605
Other assets	5,290,717	5,388,546
Goodwill and other intangibles	-	7,061,490

Total assets	$176,159,890	$183,410,956

Deposits	$144,896,990	$145,513,085
FHLB advances	13,000,000	13,000,000
Other liabilities	95,296	90,143

Total liabilities	157,992,286	158,603,228

Stockholders' equity	18,167,604	24,807,728

Total liabilities and stockholders' equity	$176,159,890	$183,410,956

Total assets were $667,317,082 at December 31, 2020, an increase of $235,101,984, or 53.2%, over the $442,215,098 recorded at December 31, 2019. The increase was due primarily to an increase of $162,307,671 in loans, and increase of $31,854,318 in cash and cash equivalents, and an increase of $21,514,013 in securities available for sale and held for maturity. A significant portion of these increases was due to the Merger and the origination of the PPP loans.

Total liabilities were $625,587,599 at December 31, 2020, an increase of $232,826.017, or 59.3%, over the $392,761,582 recorded at December 31, 2019. The increase was due primarily to an increase of $196,788,233 in deposits, an increase of $13,795,854 of securities sold under repurchase agreements, and an increase of $16,973,280 in long-term debt. The increase in deposits was comprised of a $42,496,098 increase in noninterest-bearing accounts and a $154,292,135 increase in interest-bearing accounts. A significant portion of the increases in deposits was due to the Merger and the deposits generated from the PPP loans.

Stockholders’ equity was $51,729,483 at December 31, 2020 compared to $49,453,516 at December 31, 2019, an increase of $2,275,967. The increase was due primarily to net income for 2020 of $2,682,003 and an increase in the after-tax unrealized gain on available for sale securities of $663,653, offset by dividends paid, net of reinvestments, of $1,069,689.

Loans

Major categories of loans at December 31, 2020, 2019, 2018, 2017, and 2016, are as follows:

	2020		2019		2018		2017		2016

Real estate:
Commercial	$274,501,327	52%	$240,938,149	67%	$238,834,149	70%	$234,026,574	70%	$206,145,076	69%
Construction/Land development	33,641,916	6%	18,194,955	5%	18,265,505	5%	18,160,366	5%	14,392,992	5%
Residential	156,111,245	30%	76,122,069	21%	63,024,106	18%	59,241,416	18%	54,710,809	18%
Commercial	61,368,105	12%	26,947,503	7%	23,323,073	7%	23,613,543	7%	22,152,773	8%
Consumer	288,454	0%	292,027	0%	494,009	0%	554,017	0%	725,269	0%
	525,911,047	100%	362,494,703	100%	343,940,842	100%	335,595,916	100%	298,126,919	100%
Less: Allowance for loan losses	3,296,538		2,593,715		2,509,334		2,458,911		2,363,086
Deferred origination fees net of costs	923,995		518,145		530,873		603,299		477,261
	$521,690,514		$359,382,843		$340,900,635		$332,533,706		$295,286,572

The Company had no foreign loans for any of the years presented.

Loans increased by $162,307,671, or 45.2%, to $521,690,514 at December 31, 2020 from $359,382,843 at December 31, 2019. The growth was due primarily to increases in commercial real estate loans of $33,563,178, commercial loans of $34,420,602, residential real estate loans of $79,989,176, and construction/land development loans of $15,446,961. The allowance for loan losses increased $702,823 to $3,296,538 at December 31, 2020 as compared to $2,593,715 at December 31, 2019.

Commercial loans in the table above include $32,071,443 of Paycheck Protection Program (“PPP”) loans at December 31, 2020, which are 100% guaranteed by the Small Business Administration (“SBA”). A substantial portion of the PPP loans in the Company’s portfolio at December 31, 2020 are expected to be forgiven by the SBA. During the year-ended December 31, 2020, the Company collected approximately $1,286,000 in fees from the SBA in connection with the originations of the PPP loans. The fees, net of related origination costs, are being recognized as interest income over the term of the loans using the straight-line method, with accelerated recognition when the loan pays off before maturity through SBA forgiveness or by other means.

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

An age analysis of past due loans, segregated by class of loans, as of year-end, is as follows:

			90 Days				Past Due 90
	30 - 59 Days	60 - 89 Days	or more	Total		Total	Days or More
	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing
2020
Real estate:
Commercial	$182,656	$-	$-	$182,656	$274,318,671	$274,501,327	$-
Construction/Land development	-	-	-	-	33,641,916	33,641,916	-
Residential	24,591	-	220,967	245,558	155,865,687	156,111,245	-
Commercial	-	-	-	-	61,368,105	61,368,105	-
Consumer	-	-	-	-	288,454	288,454	-

Total	$207,247	$-	$220,967	$428,214	$525,482,833	$525,911,047	$-

			90 Days				Past Due 90
	30 - 59 Days	60 - 89 Days	or more	Total		Total	Days or More
	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing
2019
Real estate:
Commercial	$224,794	$-	$-	$224,794	$240,713,355	$240,938,149	$-
Construction/Land development	-	-	-	-	18,194,955	18,194,955	-
Residential	59,892	-	-	59,892	76,062,177	76,122,069	-
Commercial	-	-	-	-	26,947,503	26,947,503	-
Consumer	-	-	-	-	292,027	292,027	-

Total	$284,686	$-	$-	$284,686	$362,210,017	$362,494,703	$-

			90 Days				Past Due 90
	30 - 59 Days	60 - 89 Days	or more	Total		Total	Days or More
	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing
2018
Real estate:
Commercial	$-	$-	$988,811	$988,811	$237,845,338	$238,834,149	$-
Construction/Land development	-	-	-	-	18,265,505	18,265,505	-
Residential	-	-	10,507	10,507	63,013,599	63,024,106	10,507
Commercial	-	25,000	-	25,000	23,298,073	23,323,073	-
Consumer	-	-	-	-	494,009	494,009	-

Total	$-	$25,000	$999,318	$1,024,318	$342,916,524	$343,940,842	$10,507

			90 Days				Past Due 90
	30 - 59 Days	60 - 89 Days	or more	Total		Total	Days or More
	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing
2017
Real estate:
Commercial	$-	$-	$2,245,743	$2,245,743	$231,780,831	$234,026,574	$-
Construction/Land development	-	-	-	-	18,160,366	18,160,366	-
Residential	-	-	146,459	146,459	59,094,957	59,241,416	146,459
Commercial	-	-	-	-	23,613,543	23,613,543	-
Consumer	-	-	-	-	554,017	554,017	-

Total	$-	$-	$2,392,202	$2,392,202	$333,203,714	$335,595,916	$146,459

			90 Days				Past Due 90
	30 - 59 Days	60 - 89 Days	or more	Total		Total	Days or More
	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing
2016
Real estate:
Commercial	$-	$-	$-	$-	$206,145,076	$206,145,076	$-
Construction/Land development	-	-	752,889	752,889	13,640,103	14,392,992	-
Residential	824,554	-	-	824,554	53,886,255	54,710,809	-
Commercial	48,719	-	-	48,719	22,104,054	22,152,773	-
Consumer	-	-	-	-	725,269	725,269	-

Total	$873,273	$-	$752,889	$1,626,162	$296,500,757	$298,126,919	$-

It is the Company’s policy to place a loan in nonaccrual status when any portion of the principal or interest is 90 days past due unless there are mitigating factors. Management closely monitors nonaccrual loans. The Company returns a nonaccrual loan to accruing status when (i) the loan is brought current with the full payment of all principal and interest arrearages, (ii) all contractual payments are thereafter made on a timely basis for at least six months, and (iii) management determines, based on a credit review, that it is reasonable to expect that future payments will be made as and when required by the contract.

Year-end non-accrual loans, segregated by class of loans, were as follows:

	2020	2019	2018	2017	2016

Non-accrual loans
Commercial real estate	$4,407,829	$-	$988,811	$2,245,743	$-
Construction/Land development	-	-	-	-	752,889
Residential real estate	220,967	-	-	-	-

Total non-accrual loans	$4,628,796	$-	$988,811	$2,245,743	$752,889

At December 31, 2020, the Company had one nonaccrual commercial real estate loan totaling $4,407,829 and two nonaccrual residential real estate loans totaling $220,967. The loans were secured by real estate, business assets and a personal guaranty. Gross interest income of $13,395 would have been recorded in 2020 if these nonaccrual loans had been current and performing in accordance with the original terms. The Company allocated $0 of its allowance for loan losses to these nonaccrual loans. The balance of the nonaccrual loans was net of charge-offs and a nonaccretable discount totaling $8,176 at December 31, 2020.

At December 31, 2019, the Company had no nonaccrual loans.

At December 31, 2020, the Company had no loans that were delinquent 90 days or greater other than the nonaccrual loans listed above. At December 31, 2019, the Company had no loans that were delinquent 90 days or greater.

Year-end impaired loans are set forth in the following table:

	2020	2019	2018	2017	2016

Impaired loans no valuation allowance	$6,875,374	$2,135,045	$3,177,381	$2,937,439	$2,348,275
Impaired loans with a valuation allowance	2,313,161	-	-	2,245,743	994,469
Total impaired loans	$9,188,535	$2,135,045	$3,177,381	$5,183,182	$3,342,744
Valuation allowance related to impaired loans	$-	$-	$-	$127,213	$24,167

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

At December 31, 2020, the Company had two commercial real estate loans totaling $2,252,316 and one residential loan totaling $44,733 classified as TDRs. One of the commercial real estate loans with a principal balance of $182,656 was restructured as a TDR during 2020. All three loans are included in impaired loans above. Each loan is paying as agreed. There have been no charge-offs or allowances associated with these three loans.

At December 31, 2019, the Company had one commercial real estate loan totaling $2,084,988 and one residential loan totaling $50,057 classified as TDRs. Both are included in impaired loans above. Each loan is paying as agreed. There have been no charge-offs or allowances associated with these two loans.

Year-end TDRs are set forth in the following table:

	2020	2019	2018	2017	2016

Restructured loans (TDRs):
Performing as agreed	$2,297,049	$2,135,045	$2,188,570	$2,937,439	$2,348,275
Not performing as agreed	-	-	-	-	241,580
Total TDRs	$2,297,049	$2,135,045	$2,188,570	$2,937,439	$2,589,855

Section 4013 of the U.S. Government’s Coronavirus Aid, Relief, and Economic Security Act allows financial institutions to suspend application of certain current TDR accounting guidance under ASC 310-40 for loan modifications related to the COVID-19 pandemic made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the COVID-19 national emergency, provided certain criteria are met. This relief can be applied to loan modifications for borrowers that were not more than 30 days past due as of December 31, 2019 and to loan modifications that defer or delay the payment of principal or interest, or change the interest rate on the loan. In April 2020, federal and state banking regulators issued the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus to provide further interpretation of when a borrower is experiencing financial difficulty, specifically indicating that if the modification is either short-term (e.g., six months) or mandated by a federal or state government in response to the COVID-19 pandemic, the borrower is not experiencing financial difficulty under Accounting Standards Codification (“ASC”) 310-40. The Company continues to prudently work with borrowers who have been negatively impacted by the COVID-19 pandemic while managing credit risks and recognizing appropriate allowance for loan losses on its loan portfolio. During the second quarter of 2020, the Company modified loans, due to the pandemic and at the borrower’s request, with an aggregate principal balance of $109.2 million, or 30% of its loan portfolio. During the third quarter of 2020, $21.8 million of these previously-deferred loans were granted additional three-month deferrals, which amount represented 6% of the Company’s loan portfolio. At December 31, 2020, five of these previously-deferred loans along with two loans acquired in the Merger totaling $14.7 million in the aggregate, or 3% of the portfolio, had been granted additional payment deferrals. None of these loans were classified as TDRs as of December 31, 2020 because they met the criteria discussed above.

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

Year-end loans graded special mention, substandard and doubtful are set forth in the following table:

	2020	2019	2018	2017	2016

Special mention	$5,951,177	$-	$-	$5,391,589	$8,962,940
Substandard	13,732,062	11,399,425	11,448,021	4,625,568	6,399,618
Doubtful	11,265	19,192	78,467	2,274,162	29,742
Total	$19,694,504	$11,418,617	$11,526,488	$12,291,319	$15,392,300

The allowance for loan losses is a reserve established through a provision for loan losses and is charged to expense.  The allowance for loan losses represents an amount which, in management’s judgment, will be adequate to absorb probable losses on existing loans and other extensions of credit that may become uncollectible. The Company's allowance for loan loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, "Receivables" and allowance allocations calculated in accordance with ASC Topic 450, "Contingencies." Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions.

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

Although management believes, based on currently available information, that the Company’s allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Company’s level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Company or that future adjustments to the allowance for loan losses will not be necessary if economic or other conditions differ substantially from the economic and other conditions at the time management determined the current level of the allowance for loan losses.

The following tables detail activity in the allowance for loan losses by portfolio for the years ended December 31, 2020, 2019, 2018, 2017, and 2016. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
December 31, 2020	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,763,861	$418,806	$-	$47,462	$2,230,129	$-	$2,230,129	$6,811,698	$267,689,629
Construction and land development	192,828	(5,536)	-	14,400	201,692	-	201,692	1,566,174	32,075,742
Residential	478,124	166,515	-	-	644,639	-	644,639	810,633	155,300,582
Commercial	107,782	(12,353)	-	15,961	111,390	-	111,390	-	61,368,105
Consumer	4,133	(1,995)	-	-	2,138	-	2,138	-	288,454
Unallocated	46,987	59,563	-	-	106,550	-	106,550	-	-
	$2,593,715	$625,000	$-	$77,823	$3,296,538	$-	$3,296,538	$9,188,505	$516,722,512

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
December 31, 2019	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,754,372	$(11,700)	$-	$21,189	$1,763,861	$-	$1,763,861	$2,084,988	$238,853,161
Construction and land development	196,374	(17,571)	-	14,025	192,828	-	192,828	-	18,194,955
Residential	401,626	76,498	-	-	478,124	-	478,124	50,057	76,072,012
Commercial	102,610	(3,995)	-	9,167	107,782	-	107,782	-	26,947,503
Consumer	10,428	(6,295)	-	-	4,133	-	4,133	-	292,027
Unallocated	43,924	3,063	-	-	46,987	-	46,987	-	-
	$2,509,334	$40,000	$-	$44,381	$2,593,715	$-	$2,593,715	$2,135,045	$360,359,658

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
December 31, 2018	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,867,397	$372,315	$(690,000)	$204,660	$1,754,372	$-	$1,754,372	$3,177,381	$235,656,768
Construction and land development	223,274	(78,496)	(12,115)	63,711	196,374	-	196,374	-	18,265,505
Residential	247,953	153,673	-	-	401,626	-	401,626	-	63,024,106
Commercial	87,353	6,090	-	9,167	102,610	-	102,610	-	23,323,073
Consumer	7,027	3,401	-	-	10,428	-	10,428	-	494,009
Unallocated	25,907	18,017	-	-	43,924	-	43,924	-	-
	$2,458,911	$475,000	$(702,115)	$277,538	$2,509,334	$-	$2,509,334	$3,177,381	$340,763,461

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
December 31, 2017	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,717,749	$419,868	$(275,000)	$4,780	$1,867,397	$127,213	$1,740,184	$5,183,182	$228,843,392
Construction and land development	204,860	65,850	(47,436)	-	223,274	-	223,274	-	18,160,366
Residential	247,437	368	-	148	247,953	-	247,953	-	59,241,416
Commercial	125,260	(41,240)	-	3,333	87,353	-	87,353	-	23,613,543
Consumer	8,826	(1,799)	-	-	7,027	-	7,027	-	554,017
Unallocated	58,954	(33,047)	-	-	25,907	-	25,907	-	-
	$2,363,086	$410,000	$(322,436)	$8,261	$2,458,911	$127,213	$2,331,698	$5,183,182	$330,412,734

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
December 31, 2016	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,718,256	$29,493	$(30,000)	$-	$1,717,749	$7,580	$1,710,169	$2,425,089	$203,719,987
Construction and land development	306,982	97,878	(200,000)	-	204,860	16,587	188,273	752,889	13,640,103
Residential	322,084	(184,773)	-	110,126	247,437	-	247,437	-	54,710,809
Commercial	132,362	93,383	(100,485)	-	125,260	-	125,260	164,766	21,988,007
Consumer	7,900	926	-	-	8,826	-	8,826	-	725,269
Unallocated	95,861	(36,907)	-	-	58,954	-	58,954	-	-
	$2,583,445	$-	$(330,485)	$110,126	$2,363,086	$24,167	$2,338,919	$3,342,744	$294,784,175

	2020	2019	2018	2017	2016
Allowance for loan losses to total loans outstanding	0.63%	0.72%	0.73%	0.73%	0.79%

Ratio of net charge-offs to average loans outstanding during the period	-0.02%	-0.01%	0.12%	0.10%	0.08%

The Company recorded net recoveries of $77,823 and $44,381 for 2020 and 2019, respectively. The provision for loan losses was $625,000 in 2020 and $40,000 in 2019.

Other Real Estate Owned

Other real estate owned (“OREO”) at December 31, 2020 included two properties with an aggregate carrying value of $1,411,605. The first property is an apartment building in Baltimore, Maryland with a carrying value of $1,411,605 that was obtained in the Merger. The property is under an optional sales contract with no projected closing date. The other property is land in Cecil County, Maryland with a carrying value of $0. It was acquired through foreclosure in 2007. The latter property consists of 10.43 acres and is currently under contract for a gross sales price of $295,000 with closing expected in 2021. Due to the length of time the property has been held, Maryland banking law required a write-down of the value to $0 in 2019.

	2020	2019	2018	2017	2016

Other Real Estate Owned	$1,411,605	$-	$210,150	$265,500	$414,000

Investment Securities

Investment securities increased $21,514,013, or 38.4%, to $77,555,805 at December 31, 2020 from $56,041,792 at December 31, 2019. At December 31, 2020 and 2019, the Company had classified 70% and 65%, respectively, of the investment portfolio as available for sale. The remaining balance of the portfolio was classified as held to maturity.

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

The following table sets forth the carrying value of investment securities at December 31:

	2020	2019	2018
Available for sale
State and municipal	$986,532	$512,670	$1,506,505
SBA pools	1,783,807	2,151,797	2,719,372
Corporate bonds	6,797,431	-	-
Mortgage-backed securities	44,909,516	33,867,307	22,366,114
	$54,477,286	$36,531,774	$26,591,991

Held to maturity
State and municipal	$23,078,519	$19,510,018	$18,127,067

The following table sets forth the scheduled maturities of investment securities at December 31, 2020:

	Available for Sale			Held to Maturity
	Amortized Cost	Fair Value	Yield	Amortized Cost	Fair Value	Yield

Within 1 year	$505,372	$502,475	3.73%	$487,741	$496,463	4.24%
Over 1 to 5 years	4,646,388	4,755,483	2.78%	793,876	813,523	2.93%
Over 5 to 10 years	2,300,591	2,323,451	4.62%	2,476,827	2,687,063	3.47%
Over 10 years	202,243	202,554	0.97%	19,320,075	20,247,737	3.01%
	7,654,594	7,783,963	3.35%	23,078,519	24,244,786	3.08%
SBA Pools	1,822,226	1,783,807	1.27%	-	-	-
Mortgage-backed securities	44,026,055	44,909,516	1.59%	-	-	-
	$53,502,875	$54,477,286	1.83%	$23,078,519	$24,244,786	3.08%

SBA pools and mortgage-backed securities are due in monthly installments.

Deposits

Total deposits were $573,401,547 at December 31, 2020 compared to $376,613,314 at December 31, 2019, an increase of $196,788,233, or 52.3%. The increase was due to a $47,092,893 increase in certificates of deposit, a $33,318,417 increase in savings accounts, a $44,464,294 increase in interest bearing checking accounts, a $29,416,531 increase in money market accounts and a $42,496,098 increase in noninterest-bearing accounts. The following table shows the average balances and average costs of deposits for the years ended December 31:

	2020		2019		2018
	Average Balance	Cost	Average Balance	Cost	Average Balance	Cost
Noninterest bearing demand deposits	$82,514,991	0.00%	$59,374,960	0.00%	$61,972,038	0.00%
Interest bearing demand deposits	83,893,984	0.28%	56,851,471	0.19%	48,070,664	0.22%
Savings and money market deposits	119,532,831	0.24%	101,375,083	0.40%	97,644,061	0.25%
Certificates of deposit	166,078,044	1.57%	149,969,311	2.01%	131,937,867	1.42%
	$452,019,850	0.69%	$367,570,825	0.96%	$339,624,630	0.65%

As of December 31, 2020, certificates of deposit of $100,000 or more mature as follows:

Period	Balance
3 months or less	$25,139,310
Over 3 months to 6 months	16,412,064
Over 6 months to 12 months	22,724,193
Over 12 months	29,151,118
Total	$93,426,685

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

At December 31, 2020, the Company’s off-balance sheet financial instruments were as follows:

Loan commitments	$26,109,020
Unused lines of credit	$37,713,573
Letters of credit	$1,891,428

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

On September 30, 2020, the Company borrowed $17,000,000 from First Horizon Bank (“FHN”) to be used in the Merger on October 1, 2020. Net of issuance costs of $28,126, the proceeds of the net long-term debt was $16,971,874. The loan matures on September 30, 2025. The interest rate on the loan is fixed at 4.10%. The Company is required to make quarterly interest-only payments through October 1, 2021. The Company expects that the amount of these quarterly interest-only payments will be $174,250. During the remaining term of the loan, the Company is required to make quarterly interest and principal payments of approximately $646,472, which will be based on a nine-year straight-line amortization schedule. The remaining balance of approximately $9,916,667 will be due at maturity. To secure its obligations under this loan, the Company pledged all of its shares of common stock of the Bank to the lender.

Specific information about the Company’s borrowings and contractual obligations is set forth in the following table:

	At December 31,
	2020	2019	2018
Amount oustanding at year-end:
Securities sold under repurchase agreements	$24,753,972	$10,958,118	$11,012,000
Federal Home Loan Bank advances	5,000,000		3,000,000
Federal Home Loan Bank advances mature in:
2020	$-	$-	$3,000,000
2025	5,000,000	-	-
Long-term debt (net of issuance costs) matures in 2025	16,973,280	-	-

Weighted average rate paid at December 31:
Securites sold under repurchase agreements	0.61%	1.49%	1.07%
Federal Home Loan Bank advances	1.00%	0.00%	1.50%
Long-term debt	4.10%	0.00%	0.00%

	For years ended December 31,
	2020	2019	2018
Maximum amount of borrowings outstanding at any month end:
Securities sold under repurchase agreeents	$24,753,972	$10,958,118	$22,173,010
Federal Home Loan Bank advances	10,000,000	6,500,000	19,000,000
Long-term debt (net of issuance costs)	16,973,280	-	-

Average amount of borrowings oustanding with respect to:
Securities sold under repurchase agreements	$9,355,593	$9,273,092	$17,479,418
Federal Home Loan Bank advances	4,877,052	2,610,959	8,795,890
Borrowings from FRB and commerical banks	-	90,966	249,044
Long-term debt (net of issuance costs)	4,425,976	-	-

Average rate paid for the year:
Securities sold under repurchase agreements	1.15%	1.24%	0.83%
Federal Home Loan Bank advances	0.84%	1.62%	1.50%
Borrowings from FRB and commerical banks	0.00%	2.91%	1.93%
Long-term debt	4.10%	0.00%	0.00%

The terms of the Company’s operating leases, including the future minimum payments under those leases, are disclosed in Note 9 to the consolidated financial statements.

RESULTS OF OPERATIONS

Overview

The Company reported net income of $2,682,003 for the year ended December 31, 2020 compared to $4,560,804 for the year ended December 31, 2019. The decrease of $1,878,801 from 2019 was due to an increase in noninterest expense of $4,706,594 and an increase in the provision for loan losses of $585,000, offset by an increase in net interest income of $2,282,118, an increase in noninterest income of $578,552, and a decrease in income taxes of $552,123. Included in noninterest expense was $3,236,817 of one-time expenses incurred in connection with the Merger. Without these acquisition costs, net income would have been $5,113,225 for the year ended December 31, 2020. The table below provides a comparison of the Company’s results for the year ended December 31, 2020 and 2019, both with and without the acquisition costs.

	Year Ended December 31,
	2020		2019
		Excluding
	As Reported	Acquisition Costs	As Reported

Income before taxes	$3,169,214	$6,406,031	$5,600,138
Income taxes	487,211	1,292,806	1,039,334
Net income	$2,682,003	$5,113,225	$4,560,804
Earnings per share	$0.90	$1.71	$1.54
Return on average assets	0.51%	0.97%	1.06%
Return on average equity	5.22%	9.96%	9.52%

Net Interest Income

The primary source of income for the Company is net interest income, which is the difference between interest income on interest-earning assets, such as investment securities and loans, and interest expense incurred on interest-bearing sources of funds, such as deposits and borrowings.

For the year ended December 31, 2020, the Company recorded net interest income of $17,304,503 compared to $15,022,385 for 2019, an increase of $2,282,118. The increase was attributable to an increase in the average balance of interest-earning assets of $85,331,237 to $500,045,945 in 2020 from $414,714,708 in 2019, offset by a decline in the net yield on interest-earning assets of 17 basis points to 3.50% in 2020 from 3.67% in 2019.

Total interest income for the year ended December 31, 2020 increased by $2,060,842 to $20,763,180, from $18,702,338 for 2019. The increase was due primarily to the aforementioned increase in average interest earning assets, offset by a decrease of 36 basis points in the tax equivalent yield on interest earning assets to 4.19% in 2020 from 4.55% in 2019.

Interest income from loans was $19,291,162 in 2020 compared to $16,894,657 in 2019, an increase of $2,396,505. This increase was attributable to a $76,216,697 increase in the average balance of loans to $421,010,433 in 2020 from $344,793,736 in 2019, offset by a 32 basis point decrease in the average yield on loans to 4.58% in 2020 from 4.90% in 2019.

For the year ended December 31, 2020, the Company recorded interest income on securities of $1,395,493. For the same period of 2019, interest income on securities was $1,449,841. The $54,348 decrease in 2020 was attributable to a 65 basis point decrease in the average tax equivalent yield on securities to 2.40% in 2020 from 3.05% in 2019, offset by a $12,534,077 increase in the average balance of securities to $65,583,845 in 2020 from $53,049,768 in 2019.

Interest income on federal funds sold and other interest-earning assets (FHLB stock and certificates of deposit) decreased $281,315 to $76,525 in 2020 compared to $357,840 in 2019. The decrease was due to a 1.62% decrease in the average tax equivalent yield to 0.59% in 2020 from 2.21% in 2019, and a $3,419,537 decrease in the average balance of federal funds sold and other interest-earning assets to $13,451,667 in 2020 from $16,871,204 in 2019.

Total interest expense decreased $221,276 to $3,458,677 in 2020 compared to $3,679,953 in 2019. The decrease was due to a 26 basis point decrease in the cost of interest-bearing liabilities to 0.89% in 2020 from 1.15% in 2019, offset by an increase of $67,972,598 in the average balance of interest-bearing liabilities to $388,143,480 in 2020 from $320,170,882 in 2019.

Interest paid on NOW, savings, and money market deposit accounts increased $11,633 to $519,018 in 2020 compared to $507,385 in 2019. The increase was due to a $45,200,261 increase in the average balance of these deposits to $203,426,815 in 2020 from $158,226,554 in 2019, offset by a 6 basis point decrease in the cost of funds to 0.26% in 2020 from 0.32% in 2019.

Interest paid on time deposits decreased $402,599 to $2,609,976 in 2020 compared to $3,012,575 in 2019. The decrease was due to a decrease of 44 basis points in the average rate paid to 1.57% in 2020 from 2.01% in 2019, offset by an increase of $16,108,733 in the average balance to $166,078,044 in 2020 from $149,969,311 in 2019.

Interest paid on securities sold under repurchase agreements decreased $7,323 to $107,318 in 2020 compared to $114,641 in 2019. The decrease was attributable to a decrease of 9 basis points in the average rate to 1.15% in 2020 from 1.24% in 2019, offset by a $62,501 increase in the average balance of securities sold under repurchase agreements to $9,335,593 in 2020 from $9,273,092 in 2019,

Interest paid on long-term debt that was $181,465 in 2020 compared to $0 in 2019. This debt relates to the $17 million term loan obtained in 2020 to finance a portion of the cash paid to the former stockholders of Carroll Bancorp, Inc. in the Merger.

Interest paid on FHLB advances and other borrowings decreased $4,452 to $40,900 in 2020 from $45,352 in 2019. The decrease was attributable to a decrease of 84 basis points in the average rate to 0.84% in 2020 from 1.68% in 2019, offset by a $2,175,127 increase in the average balance of FHLB advances and other borrowings to $4,877,052 in 2020 from $2,701,925 in 2019.

The following table sets forth certain information relating to the Company’s average interest-earning assets and interest-bearing liabilities for the periods indicated. The yields are calculated by dividing interest income or expense by the average daily balance of assets or liabilities, respectively. Non-accruing loans are included in the average balance.

	2020			2019			2018
	Average Balance	Interest	Yield	Average Balance	Interest	Yield	Average Balance	Interest	Yield
Assets:
Loans	$421,010,433	$19,291,162	4.58%	$344,793,736	$16,894,657	4.90%	$343,573,784	$16,401,554	4.77%
Securities, taxable	44,207,230	774,582	1.75%	34,949,183	875,715	2.51%	26,807,959	617,249	2.30%
Securities, tax exempt	21,376,615	799,841	3.74%	18,100,585	740,077	4.09%	17,663,498	695,282	3.94%
Federal funds sold and other interest earning assets	13,451,667	79,846	0.59%	16,871,204	373,678	2.21%	8,640,895	188,479	2.18%
Total interest-earning assets	500,045,945	20,945,431	4.19%	414,714,708	18,884,127	4.55%	396,686,136	17,902,564	4.51%
Noninterest-earning assets	26,493,472			16,880,579			15,900,818
Total assets	$526,539,417			$431,595,287			$412,586,954

Liabilities and Stockholders' Equity:
NOW, savings, and money market	$203,426,815	519,018	0.26%	$158,226,554	507,385	0.32%	$145,714,725	348,416	0.24%
Certificates of deposit	166,078,044	2,609,976	1.57%	149,969,311	3,012,575	2.01%	131,937,867	1,877,200	1.42%
Securities sold under repurchase agreements	9,335,593	107,318	1.15%	9,273,092	114,641	1.24%	17,479,418	144,881	0.83%
Long-term debt	4,425,976	181,465	4.10%	-	-	0.00%	-	-	0.00%
FHLB advances and other borrowings	4,877,052	40,900	0.84%	2,701,925	45,352	1.68%	9,044,934	136,744	1.51%
Total interest-bearing deposits	388,143,480	3,458,677	0.89%	320,170,882	3,679,953	1.15%	304,176,944	2,507,241	0.82%

Noninterest-bearing deposits	82,514,991			59,374,960			61,972,038
Noninterest-bearing liabilities	4,536,613			4,121,667			2,689,538
Total liabilities	475,195,084			383,667,509			368,838,520
Stockholders' equity	51,344,333			47,927,778			43,748,434
Total liabilities and stockholders' equity	$526,539,417			$431,595,287			$412,586,954
Net interest income		$17,486,754			$15,204,174			$15,395,323

Interest rate spread			3.30%			3.40%			3.69%

Net yield on interest-earning assets			3.50%			3.67%			3.88%

Ratio of average interest-earning assets to average interest-bearing liabilities			128.83%			129.53%			130.41%

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

RATE/VOLUME ANALYSIS

	Year ended December 31, 2020 compared to 2019			Year ended December 31, 2019 compared to 2018
	Change due to variance in			Change due to variance in
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans	$3,547,286	$(1,150,781)	$2,396,505	$58,420	$434,683	$493,103
Securities, taxable	199,306	(300,439)	(101,133)	200,268	58,198	258,466
Securities, tax exempt	126,207	(66,443)	59,764	17,465	27,330	44,795
Federal funds sold and other interest-earning assets	(63,716)	(230,116)	(293,832)	182,248	2,951	185,199
Total interest-earning assets	3,809,083	(1,747,779)	2,061,304	458,401	523,162	981,563
Interest expense:
NOW, savings, and money market	127,676	(116,043)	11,633	31,969	127,000	158,969
Certificates of deposit	300,318	(702,917)	(402,599)	282,876	852,499	1,135,375
Securities sold under repurchase agreements	768	(8,091)	(7,323)	(84,353)	54,113	(30,240)
Long-tern debt	181,465	-	181,465	-	-	-
FHLB advances and other borrowings	25,243	(29,695)	(4,452)	(105,032)	13,640	(91,392)
Total interest-bearing liabilities	635,470	(856,746)	(221,276)	125,460	1,047,252	1,172,712

Change in net interest income	$3,173,613	$(891,033)	$2,282,580	$332,941	$(524,090)	$(191,149)

Noninterest Income

Noninterest income was $2,072,119 in 2020 compared to $1,493,567 in 2019, an increase of $578,552 or 38.7%. The increase resulted primarily from a $627,227 increase in mortgage banking income and a $210,150 lower write down of OREO, offset by decreases of $176,586 in bank owned life insurance income and $88,245 in service charges on deposit accounts. Our mortgage banking division has experienced strong mortgage origination activity during 2020 as a result of historically low interest rates. Lower service charges are a result of less customer transaction activity due to the COVID-19 pandemic.

Noninterest Expense

Total noninterest expense increased by $4,706,594, or 43.3%, to $15,582,408 in 2020 from $10,875,814 in 2019. The increase was due primarily to $3,236,817 in acquisition-related costs in 2020, an increase in salary and employee benefit expenses of $970,890, or 14.2%, to $7,795,701 in 2020, an increase in furniture and equipment expenses of $226,347, or 36.8%, and an increase in other expenses of $286,100, or 10.7%. All of these increases resulted from the Merger that was effective on October 1, 2020, which added employees, locations, and related expenses. Note 13 to the consolidated financial statements provides additional information about the Company’s other expenses.

Income Taxes

Income taxes decreased $552,123 to $487,211 in 2020 from $1,039,334 in 2019. Lower income before taxes was the primary driver of the decrease.

The Company’s effective tax rate decreased to 15.4% in 2020, from 18.6% in 2019. The decrease was due to a higher percentage of tax-exempt revenue. Note 14 to the consolidated financial statements provides additional information about the Company’s taxes, including a reconciliation of the Company’s effective tax rate to the Federal statutory rate of 21%.

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

Based upon the simulation analysis performed at December 31, 2020 and 2019, management estimated the following changes in NII, assuming the indicated rate changes:

Change in Rate	2020	2019

400 basis point increase	$(157,000)	$(854,000)
300 basis point increase	17,000	(547,000)
200 basis point increase	116,000	(310,000)
100 basis point increase	139,000	(136,000)
100 basis point decrease	(95,000)	115,000
200 basis point decrease	(124,000)	74,000
300 basis point decrease	(124,000)	84,000

LIQUIDITY MANAGEMENT

Liquidity describes our ability to meet financial obligations that arise out of the ordinary course of business. Liquidity is primarily needed to meet depositor withdrawal requirements, to fund loans, and to fund our other debts and obligations as they come due in the normal course of business. We maintain our asset liquidity position internally through short-term investments, the maturity distribution of the investment portfolio, loan repayments, and income from earning assets. On the liability side of the balance sheet, liquidity is affected by the timing of maturing liabilities and the ability to generate new deposits or borrowings as needed. The Bank is approved to borrow 75% of eligible pledged single family residential loans and 50% of eligible pledged commercial loans as well as investment securities, or approximately $89.3 million under a secured line of credit with the FHLB. The Bank also has a facility with the Federal Reserve Bank of Richmond (the “Reserve Bank”) under which the Bank could borrow approximately $33.2 million. Finally, the Bank has $23,500,000 ($14,500,000 unsecured and $9,000,000 secured) overnight federal funds lines of credit available from commercial banks. FHLB advances of $5,000,000 and $0 were outstanding as of December 31, 2020 and 2019, respectively. There were no borrowings from the Reserve Bank or from the commercial banks’ lines of credit at December 31, 2020 and 2019. On September 30, 2020, the Company borrowed $17,000,000 from a commercial bank, which was used on October 1, 2020 to fund a portion of the cash consideration paid to the former stockholders of Carroll Bancorp, Inc. in the Merger. The outstanding balance at December 31, 2020, net of unamortized issuance costs, was $16,973,280. Management believes that we have adequate liquidity sources to meet all anticipated liquidity needs over the next 12 months. Management knows of no trend or event which is likely to have a material impact on our ability to maintain liquidity at satisfactory levels.

Information about the various financial obligations, including contractual obligations and commitments that may require future cash payments, to which we are subject is set forth above under the captions “Off-Balance Sheet Transactions” and “Borrowings and Other Contractual Obligations”.

CAPITAL RESOURCES AND ADEQUACY

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional, discretionary actions by the regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off‑balance sheet items as calculated under regulatory accounting practices.

The Basel III Capital Rules became effective for the Bank on January 1, 2015 (subject to a phase-in period for certain provisions). Quantitative measures established by the Basel III Capital Rules to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1 capital, Tier 1 capital, and Total capital (as defined in the regulations) to risk‑weighted assets (as defined), and of Tier 1 capital to adjusted quarterly average assets (as defined).

Additional information regarding the capital requirements that apply to us can be found in Note 15 of the consolidated financial statements and notes thereto included in the Annual Report.

The following table presents actual and required capital ratios as of December 31, 2020 and 2019, for the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2020 and 2019, based on the phase-in provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

			Minimum		To Be Well
(Dollars in thousands)	Actual		Capital Adequacy		Capitalized
December 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$63,400	12.62%	$52,732	10.50%	$50,221	10.00%
Tier 1 capital (to risk-weighted assets)	60,104	11.97%	42,688	8.50%	40,177	8.00%
Common equity tier 1 (to risk-weighted assets)	60,104	11.97%	35,155	7.00%	32,644	6.50%
Tier 1 leverage (to average assets)	60,104	9.05%	26,569	4.00%	33,211	5.00%

December 31, 2019

Total capital (to risk-weighted assets)	$51,274	13.88%	$38,775	10.50%	$36,928	10.00%
Tier 1 capital (to risk-weighted assets)	48,681	13.18%	31,389	8.50%	29,543	8.00%
Common equity tier 1 (to risk-weighted assets)	48,681	13.18%	25,850	7.00%	24,003	6.50%
Tier 1 leverage (to average assets)	48,681	10.94%	17,798	4.00%	22,247	5.00%

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

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016‑13, “Financial Instruments – Credit Losses”. The ASU sets forth a “current expected credit loss” (CECL) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. ASU 2019-10 “Financial Instruments – Credit Losses (Topic 326), Derivatives and hedging (Topic 815), and Leases (Topic 842): Effective Dates” extended the implementation date to 2023 for SEC registered smaller reporting companies and private companies. The Company is considered a smaller reporting company. The Company has engaged a third-party vendor to assist in the implementation of this ASU.

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

In August 2018, the FASB issued ASU 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” ASU 2018-15 clarifies certain aspects of ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” which was issued in April 2015. Specifically, ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 does not affect the accounting for the service element of a hosting arrangement that is a service contract. ASU 2018-15 became effective for us on January 1, 2020, with early adoption permitted, and is not expected to have a material impact on the Company’s financial statements.

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

ROWLES
& Company, LLP
Certified Public Accountants

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Farmers and Merchants Bancshares, Inc.
Hampstead, Maryland

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Farmers and Merchants Bancshares, Inc. (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the Audit Committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. The communication of the critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

8100 Sandpiper Circle, Suite 308, Baltimore, Maryland 21236
443-725-5395 Fax 443-725-5074
Website: www.Rowles.com

Report of Independent Registered Public Accounting Firm (Continued)

Critical Audit Matters (Continued)

Allowance for Loan Losses

Description of the Matter

The Company's loan portfolio totaled $521.7 million as of December 31, 2020, and the related allowance for loan losses ("allowance") was $3.3 million. As discussed in Note 1 and Note 6 to the financial statements, the Company estimates an allowance representing an amount which, in management's judgement, is appropriate to absorb probable losses in the loan portfolio. The Company's method for estimating the allowance includes (1) segregating the loan portfolio into pools based upon similar characteristics and risk profiles and applying a loss factor to the pools, based on historical losses within those pools, (2) applying qualitative factors to the loan pools that consider economic and other factors, both internal and external, affecting the Company and the pools, and (3) determining specific reserves based on individual evaluation of impaired loans that are not included in the pools discussed above.

Auditing management's estimate of the allowance involved a high degree of subjectivity due to the nature of the factors included in the allowance and its potential impact on the allowance.

How We Addressed the Matter in Our Audit

We obtained an understanding of the Company's process for establishing the allowance for loan losses, including the determination of the historical loss factors and the qualitative factor adjustments of the allowance for loan losses. We tested the accuracy of the data used to calculate and estimate the various components of the allowance for loan losses, the accuracy of the calculation of the allowance for loan losses, management's review and approval methods used to establish the allowance, analysis of changes in the various components of the allowance for loan losses relative to changes in the Company's loan portfolio and economy, and evaluation of the overall reasonableness and appropriateness of the allowance. We also tested management's evaluation of impaired loans, including the assumptions used to determine any specific reserves in the allowance for those loans.

Acquisition of Carroll Bancorp, Inc.

Description of the Matter

The Company completed its acquisition of Carroll Bancorp, Inc. ("Carroll") on October 1, 2020, in a transaction valued at approximately $24.8 million. As discussed in Note 1 and Note 2 to the financial statements, the transaction was accounted for as a business combination using the acquisition method of accounting and, accordingly, assets acquired and liabilities assumed were recorded at estimated fair values on the acquisition date.

How We Addressed the Matter in Our Audit

Auditing the Company's accounting for its acquisition of Carroll involved assessing assumptions used in the valuation of the acquired loan and deposit portfolios and in the valuation of the core deposit intangible. We obtained an understanding of the valuation of the loans and deposits and the core deposit intangible and evaluated the key assumptions and inputs used in the measurement by a third-party valuation specialist. Our procedures included testing the inputs used in the valuation and evaluating the reasonableness of assumptions used by comparison with third party market sources.

Rowles & Company, LLP

We have served as the Company's auditor since 1997.
Baltimore, Maryland
March 2, 2021

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31,	2020	2019

Assets

Cash and due from banks	$39,898,557	$6,664,307
Federal funds sold and other interest-bearing deposits	1,077,113	2,457,045
Cash and cash equivalents	40,975,670	9,121,352
Certificates of deposit in other banks	850,000	100,000
Securities available for sale	54,477,286	36,531,774
Securities held to maturity	23,078,519	19,510,018
Equity security at fair value	552,566	532,321
Restricted stock, at cost	900,500	376,200
Mortgage loans held for sale	1,673,350	242,000
Loans, less allowance for loan losses of $3,296,538 and $2,593,715	521,690,514	359,382,843
Premises and equipment	7,736,556	5,036,851
Accrued interest receivable	2,057,491	1,019,540
Deferred income taxes	1,219,668	1,036,078
Other real estate owned	1,411,605	-
Bank owned life insurance	11,297,342	7,145,477
Goodwill and other intangibles	7,059,408	-
Other assets	2,336,607	2,180,644
	$677,317,082	$442,215,098

Liabilities and Stockholders' Equity

Deposits
Noninterest-bearing	$103,155,113	$60,659,015
Interest-bearing	470,246,434	315,954,299
Total deposits	573,401,547	376,613,314
Securities sold under repurchase agreements	24,753,972	10,958,118
Federal Home Loan Bank of Atlanta advances	5,000,000	-
Long-term debt	16,973,280	-
Accrued interest payable	409,622	346,214
Other liabilities	5,049,178	4,843,936
	625,587,599	392,761,582
Stockholders' equity
Common stock, par value $.01 per share, authorized 5,000,000 shares; issued and outstanding 3,011,255 shares in 2020 and 2,974,019 shares in 2019	30,113	29,740
Additional paid-in capital	28,294,139	27,812,991
Retained earnings	22,698,954	21,568,161
Accumulated other comprehensive income	706,277	42,624
	51,729,483	49,453,516
	$677,317,082	$442,215,098

 The accompanying notes are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

Years Ended December 31,	2020	2019

Interest income
Loans, including fees	$19,291,162	$16,894,657
Investment securities - taxable	770,394	869,457
Investment securities - tax exempt	625,099	580,384
Federal funds sold and other interest earning assets	76,525	357,840
Total interest income	20,763,180	18,702,338

Interest expense
Deposits	3,128,994	3,519,960
Securities sold under repurchase agreements	107,318	114,641
Federal Home Loan Bank advances and other borrowings	222,365	45,352
Total interest expense	3,458,677	3,679,953
Net interest income	17,304,503	15,022,385

Provision for loan losses	625,000	40,000

Net interest income after provision for loan losses	16,679,503	14,982,385

Noninterest income
Service charges on deposit accounts	575,430	663,675
Mortgage banking income	1,024,937	397,710
Bank owned life insurance income	188,143	364,729
Unrealized gain on equity security	10,513	16,232
Write down of other real estate owned	-	(210,150)
Gain on sale of SBA loans	125,520	139,535
Other fees and commissions	147,576	121,836
Total noninterest income	2,072,119	1,493,567

Noninterest expense
Salaries	6,137,050	5,472,609
Employee benefits	1,658,651	1,352,202
Occupancy	758,357	771,917
Furniture and equipment	840,890	614,543
Acquisition	3,236,817	-
Other	2,950,643	2,664,543
Total noninterest expense	15,582,408	10,875,814

Income before income taxes	3,169,214	5,600,138
Income taxes	487,211	1,039,334
Net income	$2,682,003	$4,560,804

Earnings per share - basic and diluted	$0.90	$1.54

 The accompanying notes are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Years Ended December 31,	2020	2019

Net income	$2,682,003	$4,560,804

Other comprehensive income, net of income taxes:

Securities available for sale
Net unrealized gain arising during the period	915,604	842,856
Income tax expense	(251,951)	(231,933)
Total other comprehensive gain	663,653	610,923

Total comprehensive income	$3,345,656	$5,171,727

The accompanying notes are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

			Additional		Accumulated other	Total
	Common stock		paid-in	Retained	comprehensive	stockholders'
	Shares	Par value	capital	earnings	income (loss)	equity

Balance, December 31, 2018	1,682,997	$16,830	$27,324,794	$18,621,382	$(568,299)	$45,394,707

Net income	-	-	-	4,560,804	-	4,560,804
Unrealized gain on securities available for sale net of income tax expense of $231,933	-	-	-	-	610,923	610,923
Reclassification due to adoption of ASU No. 2016-02	-	-	-	(91,447)	-	(91,447)
Cash dividends, $0.51 per share	-	-	-	(1,509,895)	-	(1,509,895)
Dividends reinvested	22,705	227	488,197	-	-	488,424
Stock dividend	1,268,317	12,683	-	(12,683)	-	-

Balance, December 31, 2019	2,974,019	29,740	27,812,991	21,568,161	42,624	49,453,516

Net income	-	-	-	2,682,003	-	2,682,003
Unrealized gain on securities available for sale net of income tax expense of $251,951	-	-	-	-	663,653	663,653
Cash dividends, $0.52 per share	-	-	-	(1,551,210)	-	(1,551,210)
Dividends reinvested	37,236	373	481,148	-	-	481,521
Balance, December 31, 2020	3,011,255	$30,113	$28,294,139	$22,698,954	$706,277	$51,729,483

 The accompanying notes are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31,	2020	2019

Cash flows from operating activities
Interest received	$21,071,658	$18,648,337
Fees and commissions received	1,747,943	1,455,827
Interest paid	(3,521,625)	(3,645,228)
Proceeds from sale of mortgage loans held for sale	51,397,979	20,046,955
Origination of mortgage loans held for sale	(51,086,134)	(19,715,317)
Cash paid to suppliers and employees	(14,227,116)	(10,019,091)
Income taxes paid	(930,435)	(1,055,967)
Cash provided by operating activities	4,452,270	5,715,516

Cash flows from investing activities
Proceeds from maturity and call of securities
Available for sale	22,224,763	8,507,098
Held to maturity	1,956,420	1,101,420
Proceeds from sale of securities
Available for sale	2,025,000	-
Purchase of securities
Available for sale	(28,841,213)	(17,761,884)
Held to maturity	(5,470,258)	(2,457,087)
Cash paid for the acquisition of Carroll Bancorp, Inc., net of cash acquired	(19,366,118)	-
Loans made to customers, net of principal collected	(19,478,136)	(19,952,309)
Proceeds from sale of SBA loans	1,233,270	1,582,364
Redemption of restricted stock	402,400	199,600
Purchases of premises and equipment	(387,111)	(256,561)
Cash used by investing activities	(45,700,983)	(29,037,359)

Cash flows from financing activities
Net increase (decrease) in
Noninterest-bearing deposits	21,273,083	(2,058,505)
Interest-bearing deposits	30,131,909	23,958,816
Securities sold under repurchase agreements	13,795,854	(53,882)
Federal Home Loan Bank of Atlanta advances	(8,000,000)	(3,000,000)
Long-term debt	16,971,874	-
Dividends paid, net of reinvestments	(1,069,689)	(1,021,471)
Cash provided by financing activities	73,103,031	17,824,958

Net increase (decrease) in cash and cash equivalents	31,854,318	(5,496,885)

Cash and cash equivalents at beginning of period	9,121,352	14,618,237
Cash and cash equivalents at end of period	$40,975,670	$9,121,352

 The accompanying notes are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31,	2020	2019

Reconciliation of net income to net cash provided by operating activities
Net income	$2,682,003	$4,560,804
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	415,781	344,171
Provision for loan losses	625,000	40,000
Lease expense in excess of rent paid	34,058	40,912
Write down of other real estate owned	-	210,150
Equity security dividends reinvested	(9,732)	(12,262)
Unrealized (gain) loss on equity security	(10,513)	(16,232)
Gain on sale of SBA loans	(125,520)	(139,535)
Deferred income taxes	(151,331)	(53,841)
Amortization of debt issuance costs	1,406
Amortization of premiums and accretion of discounts, net	288,961	130,575
Increase (decrease) in
Deferred loan fees	531,441	(12,728)
Accrued interest payable	63,408	34,725
Other liabilities	163,897	557,902
Decrease (increase) in
Mortgage loans held for sale	311,845	331,638
Accrued interest receivable	(200,455)	(29,011)
Bank owned life insurance cash surrender value	(188,143)	(92,123)
Other assets	20,164	(179,629)

Cash provided by operating activities	$4,452,270	$5,715,516

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

Principles of consolidation

The consolidated financial statements include the accounts of Farmers and Merchants Bancshares, Inc. and its wholly owned subsidiaries, Farmers and Merchants Bank (the “Bank”), and Series Protected Cell FCB-4 (the “Insurance Subsidiary”), and one subsidiary of the Bank, Reliable Community Financial Services, Inc. (collectively the “Company”, “we”, “us”, or “our”). The Insurance Subsidiary is a series investment, 100% owned by the Company, in First Community Bankers Insurance Co., LLC, a Tennessee “series” limited liability company and licensed property and casualty insurance company. Intercompany balances and transactions have been eliminated.  This includes the insurance premium paid by the Bank to the Insurance Subsidiary through an intermediary. Effective October 1, 2020, the Company acquired Carroll Bancorp, Inc. and its wholly-owned subsidiary, Carroll Community Bank (collectively, “Carroll”), both of which were based in Eldersburg, Maryland, through a series of merger transactions (the “Merger”). The results of operations and assets acquired and liabilities assumed from Carroll are included only from the effective date of the Merger. The comparability of the Company's results of operations for the years ended December 31, 2020, and 2019 have been impacted by the Merger.

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

Reclassifications

Certain reclassifications have been made to the 2019 financial statements to conform to the current year presentation. These reclassifications had no effect on net income.

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

Equity security at fair value

The Company owns a mutual fund that is measured at fair value with changes in fair value recognized in noninterest income.

Restricted stock, at cost

Restricted stock consists of Federal Home Loan Bank of Atlanta (the “FHLB”) stock, Community Bankers Bank (“CBB”) stock, and Atlantic Community Bankers Bank (“ACBB”) stock. As a member of the FHLB, the Bank is required to purchase FHLB stock in an amount that is based on the Bank’s total assets. Additional stock is purchased and redeemed based on the outstanding FHLB advances to the Bank. CBB and ACBB require its correspondent banking institutions to hold stock as a condition of membership. The restricted investment in bank stocks is carried at cost. On a quarterly basis, management evaluates the bank stocks for impairment based on assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as operating performance, liquidity, funding and capital positions, stock repurchase history, dividend history, and impact of legislative and regulatory changes.

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

The allowance for loan losses represents an amount which, in management’s judgment, will be adequate to absorb probable losses on existing loans and other extensions of credit that may become uncollectible. The Company’s allowance for loan losses consists of three elements: (i) segregating the loan portfolio into pools based upon similar characteristics and risk profiles and applying a loss factor to the pools, based on historical losses within those pools, (ii) applying qualitative factors to the loan pools that consider economic and other factors, both internal and external, affecting the Company and the pools, and (iii) determining specific reserves based on individual evaluation of impaired loans that are not included in the pools discussed above.

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

Historical valuation allowances are calculated based on the historical loss experience of specific types of loans. The Company calculates historical loss ratios for pools of similar loans with similar characteristics based on the proportion of actual charge-offs experienced to the total population of loans in the pool over the prior eight to twenty quarters. As of December 31, 2020 and 2019, management used a twenty quarter period for the historical loss ratio. The historical loss ratios are updated quarterly based on actual charge-off experience. A historical valuation allowance is established for each pool of similar loans based upon the product of the historical loss ratio and the total dollar amount of the loans in the pool.

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

Loans acquired in connection with business combinations are recorded at fair value with no carryover of any allowance for loan losses. Fair value of the loans involves estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest.

The excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized into interest income over the remaining life of the loan. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable discount. These loans are accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality ("ASC 310-30"). The nonaccretable discount includes estimated future credit losses expected to be incurred over the life of the loan. Subsequent decreases in expected cash flows will require us to evaluate the need for an addition to the allowance for loan losses. Subsequent improvement in expected cash flows will result in the reversal of a corresponding amount of the nonaccretable discount, which we will then reclassify as accretable discount to be recognized into interest income over the remaining life of the loan.

Loans acquired through business combinations that meet the specific criteria of ASC 310-30 are individually evaluated each period to analyze expected cash flows. To the extent that the expected cash flows of a loan have decreased due to credit deterioration, the Company establishes an allowance.

Loans acquired through business combinations that do not meet the specific criteria of ASC 310-30 are accounted for under ASC 310-20, Receivables - Nonrefundable Fees and Other Costs. These loans are initially recorded at fair value, and include credit and interest rate marks associated with acquisition accounting adjustments. Purchase premiums or discounts are subsequently amortized as an adjustment to yield over the estimated contractual lives of the loans. There is no allowance for loan losses established at the acquisition date for acquired performing loans. An allowance for loan losses is recorded for any credit deterioration in these loans subsequent to acquisition.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

1.	Summary of Significant Accounting Policies (Continued)

Acquired loans that meet the criteria for impairment or nonaccrual of interest prior to the acquisition may be considered performing upon acquisition, regardless of whether the client is contractually delinquent if the Company expects to fully collect the new carrying value (i.e., fair value) of the loans. As such, the Company may no longer consider the loan to be nonperforming and may accrue interest on these loans, including the impact of any accretable discount. In addition, charge-offs on such loans would be first applied to the nonaccretable discount.

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

Goodwill and other intangible assets

Goodwill is calculated as the purchase premium, if any, after adjusting for the fair value of net assets acquired in purchase transactions. Goodwill is not amortized but is reviewed for potential impairment on at least an annual basis, with testing between annual tests if an event occurs or circumstances change that could potentially reduce the fair value of a reporting unit. Other intangible assets represent purchased assets that can be distinguished from goodwill because of contractual or other legal rights. The Company’s other intangible asset, core deposit intangible (“CDI”) has a finite life and is amortized over 10 years on a straight line basis.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

1.	Summary of Significant Accounting Policies (Continued)

Revenue recognition

On January 1, 2018, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers” and all subsequent amendments to the standard which (i) creates a single framework for recognizing revenue from contracts with customers that fall within its scope and (ii) revises when it is appropriate to recognize a gain (loss) from the transfer of nonfinancial assets, such as other real estate owned. The majority of the Company’s revenues come from interest income and other sources, including loans and securities that are outside the scope of the standard. The Company’s services that fall within the scope of standard are presented within noninterest income and are recognized as revenue as the Company satisfies its obligation to the customer. Services within the scope of the standard include service charges on deposits, interchange income, and the sale of other real estate owned. The implementation of the standard had no significant impact on our financial statements.

Operating leases

On January 1, 2019, the Company adopted FASB ASU 2016-02, “Leases (Topic 842).” Among other things, in the amendments in ASU 2016‑02, lessees are required to recognize the following for all leases (with the exception of short‑term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right‑of‑use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The Company adopted the provisions of ASU 2016-02, effective January 1, 2019, by recording an asset of $1,400,855, a liability of $1,527,019, a $91,447 adjustment to retained earnings, and a $34,717 adjustment to deferred income taxes.

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

Per share data

Earnings per share are determined by dividing net income by the weighted average number of shares of common stock outstanding, giving retroactive effect to any stock dividends. Weighted average shares were 2,983,972 and 2,952,904 for 2020 and 2019, respectively. Diluted earnings per share is derived by dividing net income available by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding common stock equivalents. No potentially dilutive stock equivalents were outstanding at December 31, 2020 or December 31, 2019.

Subsequent events

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of December 31, 2020 for items that should potentially be recognized or disclosed in these financial statements as prescribed by FASB Accounting Standards Codification Topic 855, “Subsequent Events.”

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2.	Acquisition of Carroll Bancorp, Inc.

Carroll was acquired for approximately $24.8 million. The Merger consideration was funded using $7.8 million in cash and $17 million in proceeds from a term loan obtained by Farmers and Merchants Bancshares, Inc. from a third-party. At the Effective Time of the Merger, Carroll had total assets of $176,159,890, net loans of $145,153,100, and total liabilities of $157,992,286, of which $144,896,990 represented deposits. The Merger was accounted for as a business combination using the acquisition method of accounting, and, accordingly, assets acquired and liabilities assumed are recorded at estimated fair values at the effective time of the Merger.

The following table presents the book values and fair values of the assets, liabilities, and equity of Carroll at the effective time of the Merger:

	Book value	Fair value

Cash	$5,441,610	$5,441,610
Certificates of deposit in other banks	750,000	750,000
Securities available for sale	12,863,795	12,922,620
Restricted stock, at cost	926,700	926,700
Loans held for sale	1,702,950	1,743,195
Loans	145,153,100	145,080,950
Premises and equipment	2,619,413	2,684,240
Other real estate owned	1,411,605	1,411,605
Other assets	5,290,717	5,388,546
Goodwill and other intangibles	-	7,061,490

Total assets	$176,159,890	$183,410,956

Deposits	$144,896,990	$145,513,085
FHLB advances	13,000,000	13,000,000
Other liabilities	95,296	90,143

Total liabilities	157,992,286	158,603,228

Stockholders' equity	18,167,604	24,807,728

Total liabilities and stockholders' equity	$176,159,890	$183,410,956

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2.	Acquisition of Carroll Bancorp, Inc. (continued)

The determination of fair values of the acquired loans required the Company to make certain estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature. Based on such factors as past due status, nonaccrual status, bankruptcy status, and credit risk ratings, the acquired loans were divided into loans with evidence of credit quality deterioration, which are accounted for under ASC 310-30 (purchased credit impaired or “PCI”), and loans that do not meet this criteria, which are accounted for under ASC 310-20 (purchased non-impaired). Expected cash flows, both principal and interest, were estimated based on key assumptions covering such factors as prepayments, default rates and severity of loss given default. These assumptions were developed using both Carroll's historical experience and the portfolio characteristics as of the acquisition date as well as available market research. The fair value estimates for acquired loans were based on the amount and timing of expected principal, interest and other cash flows, including expected prepayments, discounted at prevailing market interest rates applicable to the types of acquired loans, which the Company considered to be level 3 fair value measurements. Deposit liabilities assumed in the Merger were segregated into two categories: time-deposits (i.e., deposit accounts with a stated maturity) and demand deposits, both using level 2 fair value measurements. In determining fair value of time deposits, the Company discounted the contractual cash flows of the deposit accounts using prevailing market interest rates for time deposit accounts of similar type and duration. For demand deposits, the acquisition date outstanding balance of the assumed demand deposit accounts approximates fair value. Acquisition date fair values for securities available for sale were determined using Level 1 or Level 2 inputs consistent with the methods discussed further in Note 16 - Fair Value. The remaining acquisition date fair values represent either Level 2 or Level 3 fair value measurements (premises and equipment and core deposit intangible).

The Company recognized a core deposit intangible of $83,282, which is being amortized using a straight-line method over a 10-year amortization period, consistent with expected future cash flows.

Loans acquired from Carroll were measured at fair value at the acquisition date with no carryover of any allowance for loan losses.

3.	Cash and Cash Equivalents

The Company normally carries balances with other banks that exceed the federally insured limit.  The average balance carried in excess of the limit, including unsecured federal funds sold to the same banks, was $8,703,983 and $8,500,311 during the years ended December 31, 2020 and 2019, respectively.

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

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

4.	Investment Securities

Investment securities are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
December 31, 2020	cost	gains	losses	value

Available for sale

State and municipal	$962,438	$24,094	$-	$986,532
SBA pools	1,822,226	-	38,419	1,783,807
Corporate bonds	6,692,156	108,172	2,897	6,797,431
Mortgage-backed securities	44,026,055	941,987	58,526	44,909,516
	$53,502,875	$1,074,253	$99,842	$54,477,286

Held to maturity

State and municipal	$23,078,519	$1,177,125	$10,858	$24,244,786

December 31, 2019
Available for sale

State and municipal	$508,134	$4,536	$-	$512,670
SBA pools	2,203,834	-	52,037	2,151,797
Mortgage-backed securities	33,760,999	255,843	149,535	33,867,307
	$36,472,967	$260,379	$201,572	$36,531,774

Held to maturity

State and municipal	$19,510,018	$588,393	$480	$20,097,931

Contractual maturities, shown below, will differ from actual maturities because borrowers and issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
December 31, 2020	cost	value	cost	value

Within one year	$505,372	$502,475	$487,741	$496,463
Over one to five years	4,646,388	4,755,483	793,876	813,523
Over five to ten years	2,300,591	2,323,451	2,476,827	2,687,063
Over ten years	202,243	202,554	19,320,075	20,247,737
	7,654,594	7,783,963	23,078,519	24,244,786
Mortgage-backed securities and
SBA pools, due in monthly installments	45,848,281	46,693,323	-	-
	$53,502,875	$54,477,286	$23,078,519	$24,244,786

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

4.	Investment Securities (Continued)

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
December 31, 2019	cost	value	cost	value

Within one year	$-	$-	$257,150	$261,204
Over one to five years	258,134	258,838	562,587	565,140
Over five to ten years	250,000	253,832	2,717,125	2,782,474
Over ten years	-	-	15,973,156	16,489,113
	508,134	512,670	19,510,018	20,097,931
Mortgage-backed securities and
SBA pools, due in monthly installments	35,964,833	36,019,104	-	-
	$36,472,967	$36,531,774	$19,510,018	$20,097,931

Securities with a carrying value of $34,958,212 and $11,441,474 as of December 31, 2020 and 2019, respectively, were pledged as collateral for securities sold under repurchase agreements.

The following table sets forth the Company's gross unrealized losses on a continuous basis for investment securities, by category and length of time.

December 31, 2020	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
Description of investments	Fair value	losses	Fair value	losses	Fair value	losses

State and municipal	$719,430	$10,858	$-	$-	$719,430	$10,858
SBA pools	-	-	1,783,807	38,419	1,783,807	38,419
Corporate bonds	502,754	2,897	-	-	502,754	2,897
Mortgage-backed securities	9,286,525	57,987	96,652	539	9,383,177	58,526
Total	$10,508,709	$71,742	$1,880,459	$38,958	$12,389,168	$110,700

December 31, 2019	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
Description of investments	Fair value	losses	Fair value	losses	Fair value	losses

State and municipal	$251,618	$480	$-	$-	$251,618	$480
SBA pools	-	-	2,151,797	52,037	2,151,797	52,037
Mortgage-backed securities	10,643,624	58,063	7,295,788	91,472	17,939,412	149,535
Total	$10,895,242	$58,543	$9,447,585	$143,509	$20,342,827	$202,052

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

4.	Investment Securities (Continued)

Management has the ability and intent to hold securities classified as held to maturity until they mature, at which time the Company should receive full value for the securities. As of December 31, 2020, management did not have the intent to sell any of the securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased as well as other market conditions for each particular security based upon the structure and remaining principal balance. The fair values of the investment securities are expected to recover as the securities approach their maturity dates or repricing dates or if market yields for such investments decline. Based on the these factors, as of December 31, 2020, management believes the unrealized losses detailed in the table above are temporary and, accordingly, none of these unrealized losses have been recognized in the Company’s consolidated statement of income.

In 2020, the Company sold three available for sale securities totalling $2,025,000 with no gain or loss realized on the sale.

In 2019, the Company had no security sales.

5.	Related Party Transactions

Certain executive officers and directors of the Company, including members of their immediate families and companies in which they are significant owners (more than 10%), were indebted to the Company during 2020 and 2019. The loans were made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with borrowers who are not related to the Company. During the years ended December 31, 2020 and 2019, the activity of these loans was as follows:

	2020	2019

Balance, beginning of year	$14,551,236	$13,955,097
Additions	1,771,200	5,934,975
Amounts collected	(1,763,554)	(5,338,836)
Balance, end of year	$14,558,882	$14,551,236

Unused lines of credit to related parties totaled $330,315 and $337,000 at December 31, 2020 and 2019, respectively.

Deposits at the Company from related parties totaled $20,611,092 and $16,237,540 at December 31, 2020 and 2019, respectively.

Payments to companies controlled by directors totaled $54,544 in 2020 and $22,469 in 2019.

In February 2021, the Bank and a company of which one of the Bank’s directors is a co-owner entered into a contract of sale pursuant to which the Bank intends to sell to such company for $1,370,000 real property that was acquired in the Merger and on which Carroll Community Bank previously operated a branch. To finance the purchase of this real property, the Bank intends to make a loan to the buyer in the principal amount of approximately $1.1 million.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6.	Loans

Major categories of loans at December 31, 2020 and 2019 are as follows:

	2020	2019

Real estate:
Commercial	$274,501,327	$240,938,149
Construction and land development	33,641,916	18,194,955
Residential	156,111,245	76,122,069
Commercial	61,368,105	26,947,503
Consumer	288,454	292,027
	525,911,047	362,494,703
Less: Allowance for loan losses	3,296,538	2,593,715
Deferred origination fees net of costs	923,995	518,145
	$521,690,514	$359,382,843

Commercial loans in the table above include $32,071,443 of Paycheck Protection Program (“PPP”) loans, which are 100% guaranteed by the Small Business Administration (“SBA”). A substantial portion of the PPP loans in the Company’s portfolio as of December 31, 2020 are expected to be forgiven by the SBA. During the year ended December 31, 2020, the Company collected approximately $1,286,000 in fees from the SBA in connection with the originations of the PPP loans. The fees, net of related origination costs, are being recognized as interest income over the term of the loans using the straight-line method, with accelerated recognition when the loan pays off before maturity through SBA forgiveness or other means.

Year-end nonaccrual loans, segregated by class of loans, were as follows:

	2020	2019

Real estate:
Commercial	$4,407,829	$-
Residential	220,967	-
	$4,628,796	$-

At December 31, 2020, the Company had one nonaccrual commercial real estate loan totaling $4,407,829 and two nonaccrual residential real estate loans totaling $220,967. The loans were secured by real estate and business assets and were personally guaranteed. Gross interest income of $13,395 would have been recorded in 2020 if these nonaccrual loans had been current and performing in accordance with the original terms. The Company allocated $0 of its allowance for loan losses to these nonaccrual loans. The balance of the nonaccrual loans was net of charge-offs and a nonaccretable discount totaling $8,176 at December 31, 2020.

At December 31, 2019, the Company had no nonaccrual loans.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6.	Loans (Continued)

An age analysis of past due loans, segregated by class of loans, as of year-end, is as follows:

			90 Days				Past Due 90
	30 - 59 Days	60 - 89 Days	or More	Total		Total	Days or More
	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing
December 31, 2020
Real estate:
Commercial	$182,656	$-	$-	$182,656	$274,318,671	$274,501,327	$-
Construction and land development	-	-	-	-	33,641,916	33,641,916	-
Residential	24,591	-	220,967	245,558	155,865,687	156,111,245	-
Commercial	-	-	-	-	61,368,105	61,368,105	-
Consumer	-	-	-	-	288,454	288,454	-
Total	$207,247	$-	$220,967	$428,214	$525,482,833	$525,911,047	$-

December 31, 2019
Real estate:
Commercial	$224,794	$-	$-	$224,794	$240,713,355	$240,938,149	$-
Construction and land development	-	-	-	-	18,194,955	18,194,955	-
Residential	59,892	-	-	59,892	76,062,177	76,122,069	-
Commercial	-	-	-	-	26,947,503	26,947,503	-
Consumer	-	-	-	-	292,027	292,027	-
Total	$284,686	$-	$-	$284,686	$362,210,017	$362,494,703	$-

Year-end impaired loans, segregated by class of loans, are set forth in the following table:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded	Interest
	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
December 31, 2020
Commercial real estate	$7,246,478	$6,660,145	$151,553	$6,811,698	$-	$4,448,343	$352,938
Construction and land development	1,719,010	-	1,566,174	1,566,174	-	783,087	22,520
Residential real estate	1,121,649	215,229	595,434	810,663	-	430,360	10,656
	$10,087,137	$6,875,374	$2,313,161	$9,188,535	$-	$5,661,790	$386,114

December 31, 2019
Commercial real estate	$2,084,988	$2,084,988	$-	$2,084,988	$-	$2,631,185	$106,874
Residential real estate	50,057	50,057	-	50,057	-	25,029	2,876
	$2,135,045	$2,135,045	$-	$2,135,045	$-	$2,656,214	$109,750

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

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6.	Loans (Continued)

At December 31, 2020, the Company had two commercial real estate loans totaling $2,252,316 and one residential loan totaling $44,733 classified as TDRs. One of the commercial real estate loans with a principal balance of $182,656 was restructured as a TDR during 2020. All three loans are included in impaired loans above. Each loan is paying as agreed. There have been no charge-offs or allowances associated with these three loans.

At December 31, 2019, the Company had one commercial real estate loan totaling $2,084,988 and one residential loan totaling $50,057 classified as TDRs. Both are included in impaired loans above. Each loan is paying as agreed. There have been no charge-offs or allowances associated with these two loans.

Section 4013 of the U.S. Government’s Coronavirus Aid, Relief, and Economic Security Act allows financial institutions to suspend application of certain current TDRs accounting guidance under ASC 310-40 for loan modifications related to the COVID-19 pandemic made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the COVID-19 national emergency, provided certain criteria are met. This relief can be applied to loan modifications for borrowers that were not more than 30 days past due as of December 31, 2019 and to loan modifications that defer or delay the payment of principal or interest, or change the interest rate on the loan. In April 2020, federal and state banking regulators issued the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus to provide further interpretation of when a borrower is experiencing financial difficulty, specifically indicating that if the modification is either short-term (e.g., six months) or mandated by a federal or state government in response to the COVID-19 pandemic, the borrower is not experiencing financial difficulty under ASC 310-40. The Company continues to prudently work with borrowers negatively impacted by the COVID-19 pandemic while managing credit risks and recognizing appropriate allowance for loan losses on its loan portfolio. During the second quarter of 2020, the Company modified loans, due to the pandemic and at the borrower’s request, with an aggregate principal balance of $109.2 million, or 30% of its loan portfolio. During the third quarter of 2020, $21.8 million of these previously-deferred loans were granted additional three-month deferrals, which amount represented 6% of the Company’s loan portfolio. At December 31, 2020, five of these previously-deferred loans along with two loans acquired in the Merger totaling $14.7 million in the aggregate, or 3% of the portfolio, had been granted additional payment deferrals. None of these loans were classified as TDRs as of December 31, 2020 because they met the criteria discussed above.

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

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6.	Loans (Continued)

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

Loans by credit grade, segregated by loan type, at year-end, are as follows:

		Above			Pass	Special
December 31, 2020	Excellent	average	Average	Acceptable	watch	mention	Substandard	Doubtful	Total

Real estate:
Commercial	$-	$2,010,472	$80,782,360	$83,504,722	$93,013,211	$5,951,177	$9,239,385	$-	$274,501,327
Construction and land development	-	-	2,962,300	15,944,499	13,168,844	-	1,566,273	-	33,641,916
Residential	36,285	1,026,824	79,207,040	45,302,862	27,611,830	-	2,926,404	-	156,111,245
Commercial	32,088,058	-	10,037,516	13,532,170	5,710,361	-	-	-	61,368,105
Consumer	13,729	109,955	131,171	6,671	15,663	-	-	11,265	288,454
	$32,138,072	$3,147,251	$173,120,387	$158,290,924	$139,519,909	$5,951,177	$13,732,062	$11,265	$525,911,047

		Above			Pass	Special
December 31, 2019	Excellent	average	Average	Acceptable	watch	mention	Substandard	Doubtful	Total

Real estate:
Commercial	$-	$2,769,944	$91,274,940	$110,566,629	$27,438,005	$-	$8,888,631	$-	$240,938,149
Construction and land development	-	216,000	4,737,737	8,572,151	4,669,067	-	-	-	18,194,955
Residential	39,817	1,633,783	30,767,418	34,784,120	6,386,377	-	2,510,554	-	76,122,069
Commercial	153,848	20,000	11,682,299	11,995,143	3,096,213	-	-	-	26,947,503
Consumer	2,327	99,385	91,620	60,049	19,214	-	240	19,192	292,027
	$195,992	$4,739,112	$138,554,014	$165,978,092	$41,608,876	$-	$11,399,425	$19,192	$362,494,703

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6.	Loans (Continued)

The following tables detail activity in the allowance for loan losses by portfolio for the years ended December 31, 2020 and 2019. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
December 31, 2020	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,763,861	$418,806	$-	$47,462	$2,230,129	$-	$2,230,129	$6,811,698	$267,689,629
Construction and land development	192,828	(5,536)	-	14,400	201,692	-	201,692	1,566,174	32,075,742
Residential	478,124	166,515	-	-	644,639	-	644,639	810,663	155,300,582
Commercial	107,782	(12,353)	-	15,961	111,390	-	111,390	-	61,368,105
Consumer	4,133	(1,995)	-	-	2,138	-	2,138	-	288,454
Unallocated	46,987	59,563	-	-	106,550	-	106,550	-	-
	$2,593,715	$625,000	$-	$77,823	$3,296,538	$-	$3,296,538	$9,188,535	$516,722,512

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
December 31, 2019	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,754,372	$(11,700)	$-	$21,189	$1,763,861	$-	$1,763,861	$2,084,988	$238,853,161
Construction and land development	196,374	(17,571)	-	14,025	192,828	-	192,828	-	18,194,955
Residential	401,626	76,498	-	-	478,124	-	478,124	50,057	76,072,012
Commercial	102,610	(3,995)	-	9,167	107,782	-	107,782	-	26,947,503
Consumer	10,428	(6,295)	-	-	4,133	-	4,133	-	292,027
Unallocated	43,924	3,063	-	-	46,987	-	46,987	-	-
	$2,509,334	$40,000	$-	$44,381	$2,593,715	$-	$2,593,715	$2,135,045	$360,359,658

The following table provides activity for the accretable yield of purchased loans:

2020

Balance at beginning of the year	$-
Acquired during the year	2,478,000
Accretion	227,768
Adjustments	-
Balance at end of year	$2,250,232

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6.	Loans (Continued)

At December 31, 2020, the nonaccretable discount on purchased impaired loans was $927,000. At December 31, 2020, the remaining yield premium on purchased loans was $2,124,008. At December 31, 2020, the principal balance of purchased loans was $135,413,180 and the carrying value was $134,347,454.

Loans having an aggregate balance of approximately $115.3 million were pledged as collateral to the FHLB as of December 31, 2020. Loans having an aggregate balance of approximately $76 million were pledged as collateral to the Federal Reserve Bank of Richmond (the “FRB”) as of December 31, 2020. At December 31, 2020 and 2019, the Company serviced participation loans for others totaling $21.0 and $24.2 million, respectively.

The Company makes loans primarily to customers located primarily in Baltimore County and Carroll County, Maryland and in surrounding areas of northern Maryland. Although management believes that the loan portfolio is diversified, many loans are secured by real estate and its performance          will be influenced by the economy of the region, including local real estate markets.

7.	Premises and Equipment

A summary of premises and equipment is as follows:

	Useful lives (in years)			2020	2019
Land and improvements		-		$3,237,998	$1,952,998
Buildings and improvements	15	-	39	6,989,622	5,659,635
Furniture and equipment	3	-	10	4,509,439	4,053,075
				14,737,059	11,665,708
Accumulated depreciation and amortization				7,000,503	6,628,857
				$7,736,556	$5,036,851

Depreciation and amortization expense				$371,646	$295,020

The Bank has entered into a contract to sell for $1,370,000 one of the two parcels of real property that were acquired from Carroll in the Merger. The carrying value of the land, building, and furniture and equipment at December 31, 2020 was $1,322,000, which is the expected net sale proceeds. The sale is expected to be completed by March 31, 2021.

Software with a net book value of $155,122 and $47,802 as of December 31, 2020 and 2019, respectively, is included in other assets. Amortization expense of $44,135 and $49,151 was recorded in 2020 and 2019, respectively.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

8.	Goodwill and Other Intangibles

The acquisition of Carroll in October of 2020 resulted in the recording of goodwill and core deposit intangible (“CDI”). The following table presents the changes in both assets:

	Goodwill	CDI	Total
	2020

Balance at beginning of the year	$-	$-	$-
Acquired during the year	6,978,208	83,282	7,061,490
Amortization	-	(2,082)	(2,082)
Adjustments	-	-	-
Balance at end of year	$6,978,208	$81,200	$7,059,408

The CDI is being amortized over 10 years on a straight line basis. Annual amortization will be $8,328 for the next 9 years and $6,246 in year 10. Since the acquisition was a tax-free reorganization, goodwill and CDI are not deductible for income tax purposes.

9.	Commitments and Contingencies

Lease Commitments

The Company has an operating lease for the land on which the Hampstead branch is located. The initial term of the lease expired on September 30, 2009 and the lease has been renewed for three five year terms with an expiration date of September 30, 2024. The lease has options to renew for five additional consecutive five-year terms. Effective in July 2012, the Company entered into an operating lease for certain facilities where the Greenmount branch is located. The initial term of the lease was for five years and, effective January 2018, the lease has been renewed for one five-year term with an option to renew for an additional five-year term. The Company entered into an operating lease for the corporate headquarters in June 2015. In July 2019, the lease was amended to increase the amount of space. The lease was renewed in June 2020 with options to renew for three additional consecutive five year terms. In May 2018, the Company entered into a lease for its Carroll Lutheran Village branch with a term of five years and the option to renew for two additional five year terms.

The following table shows operating lease right of use assets and operating lease liabilities as of December 31, 2020:

	Consolidated Balance
	Sheet classification	December 31, 2020	December 31, 2019
Operating lease right of use asset	Other assets	$1,242,832	$1,392,281
Operating lease liabilities	Other liabilities	1,443,966	1,559,356

Operating lease cost included in occupancy expense in the statement of income was $195,106 during 2020 and $195,039 during 2019.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

9.	Commitments and Contingencies (continued)

Future undiscounted lease payments for operating leases with initial terms of one year or more as of December 31, 2020 are as follows:

Year	Amount

2021	$210,956
2022	221,497
2023	228,531
2024	234,910
2025	241,483
Thereafter	899,195
Total lease payments	2,036,572
Less imputed interest	(592,606)
Present value of operating lease liabilities	$1,443,966

For operating leases as of December 31, 2020, the weighted average remaining lease term is 8.51 years and the weighted average discount rate is 3.25%. During the years ended December 31, 2020 and 2019, cash paid for amounts included in the measurement of lease liabilities was $161,046 and $154,127, respectively.

Credit Commitments

Outstanding loan commitments, unused lines of credit, and letters of credit as of December 31, were as follows:

	2020	2019

Loan commitments
Construction and land development	$4,668,250	$1,322,275
Commercial	1,000,000	4,102,000
Commercial real estate	15,772,020	7,560,714
Residential	4,668,750	770,499
	$26,109,020	$13,755,488

Unused lines of credit
Home-equity lines	$13,716,894	$3,700,404
Commercial lines	23,996,679	22,229,095
	$37,713,573	$25,929,499

Letters of credit	$1,891,428	$1,935,613

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

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

9.	Commitments and Contingencies (continued)

Insurance Reserves

The Insurance Subsidiary insures risks of the Bank (primarily professional liability) that are not available in typical commercially available policies. In addition, the Insurance Subsidiary, as one protected cell of a protected cell captive insurance company (‘CIC”), is responsible for a portion of all claims filed by the other protected cells in the CIC. The Company records liabilities for claims incurred but not reported based on historical loss information and claim emergence patterns. Total liabilities related to Insurance Subsidiary claims at December 31, 2020 and 2019 were $315,419 and $191,951, respectively, and are included in other liabilities in the Consolidated Balance Sheet.

10.	Retirement Plans

The Company has a profit sharing plan qualifying under Section 401(k) of the Internal Revenue Code. All employees age 21 or more with six months of service are eligible for participation in the plan. The Company matches employee contributions up to 4% of total compensation and may make additional discretionary contributions. Employee and employer contributions are 100% vested when made. The Company's contributions to this plan were $237,612 and $193,109 for 2020 and 2019, respectively.

The Company has entered into agreements with 12 employees to provide certain life insurance benefits payable in connection with policies of life insurance on those employees that are owned by the Company. Each of the agreements provides for the amount of death insurance benefits to be paid to beneficiaries of the insured. Some of the policies provide benefits subsequent to the employee’s employment with the Company. For this plan, the Company expensed $6,356 and $5,873 in 2020 and 2019, respectively.

The Company adopted supplemental executive retirement plans for three of its executives. The plans provide cash compensation to the executive officers under certain circumstances, including a separation of service. The benefits vest over the period from adoption to a specified age for each executive. The Company recorded expenses, including interest, of $207,858 and $145,964 in 2020 and 2019, respectively, for these plans.

Retirement plan expenses are included in employee benefits on the Consolidated Statements of Income.

11.	Interest-Bearing Deposits

Major classifications of interest-bearing deposits are as follows:

	2020	2019

NOW	$107,763,512	$63,299,218
Money market	83,740,032	54,323,501
Savings	80,890,934	47,572,517
Certificates of deposit, $250,000 or more	38,700,152	33,251,181
Other time deposits	159,151,804	117,507,882
	$470,246,434	$315,954,299

As of December 31, 2020, certificates of deposit mature as follows:

Year	Amount

2021	$133,669,557
2022	38,374,714
2023	21,959,383
2024	2,152,623
2025	1,695,679
$197,851,956

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

12.	Borrowed Funds

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

On September 30, 2020, Farmers and Merchants Bancshares, Inc. borrowed $17,000,000 from First Horizon Bank (“FHN”) to be used, on October 1, 2020, to fund a portion of the merger consideration paid in the Merger. Net of issuance costs of $28,126, the proceeds of the net long-term debt was $16,971,874. The loan matures on September 30, 2025. The interest rate on the loan is fixed at 4.10%. The Company is required to make quarterly interest-only payments through October 1, 2021. The Company expects that the amount of these quarterly interest-only payments will be $174,250. During the remaining term of the loan, the Company is required to make quarterly interest and principal payments of approximately $646,472, which will be based on a nine-year straight-line amortization schedule. The remaining balance of approximately $9,916,667 will be due at maturity. To secure its obligations under this loan, the Company pledged all of its shares of common stock of the Bank to the lender.

Additional information is as follows:

	2020	2019

Amounts outstanding at year-end:
Securities sold under repurchase agreements	$24,753,972	$10,958,118

Federal Home Loan Bank advances:
Maturity date	Interest Rate	Amount
3/30/2025	1.00%	5,000,000	-

Long-term debt (net of isuuance costs):
Maturity date	Interest Rate	Amount
9/30/2025	4.10%	16,973,280	-

Weighted average rate paid at December 31:
Securities sold under repurchase agreements	0.61%	1.49%
Federal Home Loan Bank advances	1.00%	0.00%
Long-term debt	4.10%	0.00%

Maximum month-end amount outstanding during the year ended December 31:
Securities sold under repurchase agreements	$24,753,972	$10,958,118
Federal Home Loan Bank advances	10,000,000	6,500,000
Long-term debt (net of isuuance costs)	16,973,280	-

Average amount outstanding during the year ended December 31:
Securities sold under repurchase agreements	$9,355,593	$9,273,092
Federal Home Loan Bank advances	4,877,052	2,610,959
Borrowings from FRB and commercial banks	-	90,966
Long-term debt (net of isuuance costs)	4,425,976	-

Average rate paid during the year ended December 31:
Securities sold under repurchase agreements	1.15%	1.24%
Federal Home Loan Bank advances	0.84%	1.62%
Borrowings from FRB and commercial banks	0.00%	2.91%
Long-term debt	4.10%	0.00%

Investment securities underlying the repurchase agreements at December 31:
Carrying value	$34,958,212	$11,441,474
Estimated fair value	35,880,915	11,859,595

Loans pledged to the Federal Home Loan Bank at December 31:
Carrying value - loans	$115,282,801	$80,432,808

Loans pledged to the Federal Reserve Bank at December 31:
Carrying value	$76,027,628	$46,086,041

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

12.	Borrowed Funds (continued)

The Company is approved to borrow approximately $89.3 million against eligible pledged single family residential loans, eligible pledged multi-family loans, eligible pledged commercial loans, and eligible pledged securities under a secured line of credit with the FHLB. In addition, the Company has a facility with the FRB whereby the Company can borrow up to $33.2 million. The Company also has available an unsecured federal funds line of credit of $14.5 million and a secured federal funds line of credit of $9 million from commercial banks.

13.	Other Noninterest Expenses

Other noninterest expenses include the following:

	2020	2019

Professional services	$424,813	$448,704
Automated teller machine and debit card expenses	278,989	254,792
Advertising	237,909	292,301
Telephone	224,805	204,486
Stationery, printing, and supplies	208,510	181,823
Directors fees	203,335	212,161
Federal Deposit Insurance Corporation premiums	201,714	30,571
Insurance claims	200,000	178,500
Internet banking fees	185,815	152,750
Postage, delivery, and armored carrier	145,544	154,583
Correspondent bank services	135,621	128,622
Liability insurance	54,251	49,447
Other taxes	52,544	-
Maryland state regulatory assessment	51,310	48,794
Dues and subscriptions	48,517	41,261
Credit reports	42,592	29,825
Remote deposit expenses	37,298	31,278
Other real estate owned	34,861	13,408
Travel and conferences	27,141	52,152
Payroll processing	25,830	21,406
Other	129,244	137,679
	$2,950,643	$2,664,543

14.	Income Taxes

The components of income tax expense are as follows:

	2020	2019
Current
Federal	$387,193	$756,984
State	251,349	336,191
	638,542	1,093,175
Deferred	(151,331)	(53,841)
	$487,211	$1,039,334

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

14.	Income Taxes (Continued)

The components of the deferred tax expense are as follows:

	2020	2019
Depreciation	$18,006	$10,501
Provision for loan losses	171,984	(11,007)
Other real estate owned allowance for loss	-	(57,828)
Nonaccrual interest	2,752	31,691
Prepaid captive insurance premium	(76,855)	21,373
Write-down of equity securities	(2,893)	9,767
Capitol loss carryover	-	(5,300)
Lease liability, net of right of use asset	9,372	(11,258)
Purchase accounting adjustments	(29,982)	-
Post-retirement benefits	58,947	(41,780)
	$151,331	$(53,841)

The components of the net deferred tax asset are as follows:

Deferred tax assets
Allowance for loan losses	$809,860	$637,848
Other real estate owned allowance for loss	388,066	286,182
Write-down of equity securities	-	2,864
Capital loss carryover	5,300	5,300
Nonaccrual interest	4,620	-
Post-retirement benefits	603,390	544,442
Purchase accounting adjustments	392,341	-
Lease liability, net of right of use asset	55,347	45,975
	2,258,924	1,522,611
Deferred tax liabilities
Prepaid captive insurance premium	371,894	295,039
Write-down of equity securities	15,606	-
Unrealized gain on securities available for sale	328,986	16,182
Depreciation	322,770	175,312
	1,039,256	486,533
Net deferred tax asset	$1,219,668	$1,036,078

The differences between the federal income tax rate in effect each year and the effective tax rate for the Company are reconciled as follows:

Statutory federal income tax rate	21.0%	21.0%
Increase (decrease) resulting from:
Federal tax-exempt income	(12.3)	(7.0)
State income taxes, net of federal income tax benefit	4.5	4.4
Nondeductible expenses	2.2	0.1
Other	-	0.1
	15.4%	18.6%

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

14.	Income Taxes (Continued)

Included in Federal tax-exempt income is the insurance premium revenue of the Insurance Subsidiary.

Our fiscal year 2016, 2017, and 2018 U.S. consolidated federal tax returns are under audit by the IRS. As part of its audit, the IRS is reviewing the deductions related to, and the income generated by, the Insurance Subsidiary. The IRS has not completed its audit and has not communicated its position with respect to our tax treatment of the Insurance Subsidiary. If the IRS were to disagree with our tax treatment of the Insurance Subsidiary and we do not prevail in any challenge to this decision, then we could be required to pay taxes, interest, and penalties totaling approximately $2.6 million as of December 31, 2020. Management believes that it is more than likely that the Company would prevail in any challenge to our tax treatment of the Insurance Subsidiary and, therefore, a reserve for uncertain tax positions has not been recorded.

The Company does not have other material uncertain tax positions and did not recognize any adjustments for unrecognized tax benefits. The Company remains subject to examination of income tax returns for the years ending after December 31, 2016.

15.	Capital Standards

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional, discretionary actions by the regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off‑balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

The Basel III Capital Rules became effective for the Bank on January 1, 2015 (subject to a phase-in period for certain provisions). Quantitative measures established by the Basel III Capital Rules to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1 capital, Tier 1 capital, and Total capital (as defined in the regulations) to risk‑weighted assets (as defined), and of Tier 1 capital to adjusted quarterly average assets (as defined).

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

The implementation of the capital conservation buffer began on January 1, 2016, at the 0.625% level and was phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reached 2.5% on January 1, 2020). The Basel III Capital Rules also provide for a "countercyclical capital buffer" that is applicable to only certain covered institutions and does not have current applicability to the Bank.

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

The following table presents actual and required capital ratios as of December 31, 2020 and 2019, for the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2020 and 2019, based on the phase-in provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

As of December 31, 2020 the most recent notification from the FDIC has categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain ratios as set forth in the table. There have been no conditions or events since that notification that management believes have changed the Bank's category. Capital ratios of the Company are substantially the same as the Bank’s.

The FDIC, through formal or informal agreement, has the authority to require an institution to maintain higher capital ratios than those provided by statute, to be categorized as well capitalized under the regulatory framework for prompt corrective action. The following table presents actual and required capital ratios as of December 31, 2020 and 2019, for the Bank under the Basel III Capital Rules.

			Minimum		To Be Well
(Dollars in thousands)	Actual		Capital Adequacy		Capitalized
December 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$63,400	12.62%	$52,732	10.50%	$50,221	10.00%
Tier 1 capital (to risk-weighted assets)	60,104	11.97%	42,688	8.50%	40,177	8.00%
Common equity tier 1 (to risk-weighted assets)	60,104	11.97%	35,155	7.00%	32,644	6.50%
Tier 1 leverage (to average assets)	60,104	9.05%	26,569	4.00%	33,211	5.00%

			Minimum		To Be Well
(Dollars in thousands)	Actual		Capital Adequacy		Capitalized
December 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$51,274	13.88%	$38,775	10.50%	$36,928	10.00%
Tier 1 capital (to risk-weighted assets)	48,681	13.18%	31,389	8.50%	29,543	8.00%
Common equity tier 1 (to risk-weighted assets)	48,681	13.18%	25,850	7.00%	24,003	6.50%
Tier 1 leverage (to average assets)	48,681	10.94%	17,798	4.00%	22,247	5.00%

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

16.	Fair Value

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

The fair value hierarchy is as follows:

●	Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the Company has the ability to access as of the measurement date.

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

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

16.	Fair Value (Continued)

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

The following table summarizes financial assets measured at fair value on a recurring and nonrecurring basis as of December 31, 2020 and 2019, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Carrying Value:
	Level 1	Level 2	Level 3	Total
December 31, 2020
Recurring
Available for sale securities
State and municipal	$-	$986,532	$-	$986,532
SBA pools	-	1,783,807	-	1,783,807
Corporate bonds	-	6,797,431	-	6,797,431
Mortgage-backed securities	-	44,909,516	-	44,909,516
	$-	$54,477,286	$-	$54,477,286

Equity security at fair value	$552,566	$-	$-	$552,566
Nonrecurring
Other real estate owned	$-	$-	$1,411,605	$1,411,605
Impaired loans	-	-	9,188,535	9,188,535

December 31, 2019
Recurring
Available for sale securities
State and municipal	$-	$512,670	$-	$512,670
SBA pools	-	2,151,797	-	2,151,797
Mortgage-backed securities	-	33,867,307	-	33,867,307
	$-	$36,531,774	$-	$36,531,774

Equity security at fair value	$532,321	$-	$-	$532,321
Nonrecurring
Other real estate owned	$-	$-	$-	$-
Impaired loans	-	-	2,135,045	2,135,045

Reconciliation of Level 3 Inputs

	Other Real	Impaired
	Estate Owned	Loans

December 31, 2019 fair value	$-	$2,135,045
Additions	1,411,605	7,141,460
Advances	-	26,499
Write-downs/charge-offs	-	-
Recoveries	-	-
Loan loss provision	-	-
Yield premium accretion		(4,139)
Principal payments received	-	(110,330)
December 31, 2020 fair value	$1,411,605	$9,188,535

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

16.	Fair Value (continued)

The estimated fair value of financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of the valuation inputs were as follows:

	December 31, 2020		December 31, 2019
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets
Level 2 inputs
Securities held to maturity	$23,078,519	$24,244,786	$19,510,018	$20,097,931
Mortgage loans held for sale	1,673,350	1,705,781	242,000	245,857
Restricted stock, at cost	900,500	900,500	376,200	376,200
Level 3 inputs
Loans, net	521,690,514	527,132,047	359,382,843	359,346,031

Financial liabilities
Level 1 inputs
Noninterest-bearing deposits	$103,155,113	$103,155,113	$60,659,015	$60,659,015
Securities sold under repurchase agreements	24,753,972	24,753,972	10,958,118	10,958,118
Level 2 inputs
Interest-bearing deposits	470,246,434	474,096,434	315,954,299	313,622,299
Federal Home Loan Bank advances	5,000,000	5,136,000	-	-
Long-term debt	16,973,280	17,018,416	-	-

The fair value of mortgage loans held for sale was determined by the expected sales price. The fair value of loans was determined using an exit price methodology as prescribed by FASB Accounting Standards Update 2016-01. The exit price estimation of fair value is based on the present value of the expected cash flows. The projected cash flows are based on the contractual terms of the loans, adjusted for prepayments and use of a discount rate based on the relative risk of the cash flows, taking into account the loan type, maturity of the loan, liquidity risk, servicing costs, and a required return on debt and capital (Level 3).

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

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

17.	Parent Company Financial Information

The condensed financial statements for the Company (parent only) are presented below:

Balance Sheets

December 31,	2020	2019

Assets

Cash and cash equivalents	$200,925	$64,152
Investment in subsidiaries	68,645,516	49,389,364
Other assets	36,380	-
	$68,882,821	$49,453,516

Liabilities and Stockholders' Equity

Long-term debt	$16,973,280	$-
Accrued interest payable	180,058	-
	17,153,338	-
Stockholders' equity
Common stock, par value $.01 per share, authorized 5,000,000 shares; issued and outstanding 3,011,255 shares in 2020 and 2,974,019 shares in 2019	30,113	29,740
Additional paid-in capital	28,294,139	27,812,991
Retained earnings	22,698,954	21,568,161
Accumulated other comprehensive income	706,277	42,624
	51,729,483	49,453,516
	$68,882,821	$49,453,516

Statements of Income

Years Ended December 31,	2020	2019

Income
Cash dividends from subsidiaries	$9,452,045	$1,331,917
Total income	9,452,045	1,331,917

Interest expense - long-term debt	(181,465)	-
Noninterest expense	(521)	(537)

Income before income taxes and equity in undistributed income of subsidiaries	9,270,059	1,331,380
Income taxes (benefit)	(37,812)	-
Income before before equity in undistributed income of subsidiaries	9,307,871	1,331,380
Dividends in excess of income of bank subsidiary	(6,759,815)	-
Equity in undistributed income of insurance subsidiary	133,947	3,229,424
Net Income	$2,682,003	$4,560,804

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

17.	Parent Company Financial Information (continued)

Statements of Cash Flows

Years Ended December 31,	2020	2019

Cash flows from operating activities
Net Income	$2,682,003	$4,560,804
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of insurance subsidiary	(133,947)	(3,229,424)
Accrued interest payable	180,058	-
Amortization of debt issuance costs	1,406	-
Income tax receivable	(37,812)	-
Dividend received in excess of income of bank subsidiary	6,759,815	-
Cash provided by operating activities	9,451,523	1,331,380

Cash flows from investing activities
Contribution of capital to subsidiaries	(690,000)	(310,000)
Acquisition of Carroll Bancorp, Inc. net of cash acquired	(24,526,935)	-
Cash used by investing activities	(25,216,935)	(310,000)

Cash flows from financing activities
Long-term debt	16,971,874	-
Dividends paid, net of reinvestments	(1,069,689)	(1,021,471)
Cash provided by financing activities	15,902,185	(1,021,471)

Net increase (decrease) in cash and cash equivalents	136,773	(91)

Cash and cash equivalents at beginning of period	64,152	64,243
Cash and cash equivalents at end of period	$200,925	$64,152

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

18.	Quarterly Results of Operations

	Three Months Ended
	Unaudited
2020	December 31	September 30	June 30	March 31

Interest income	$6,475,562	$4,822,354	$4,755,228	$4,710,036
Interest expense	907,745	721,605	884,825	944,502
Net interest income	5,567,817	4,100,749	3,870,403	3,765,534
Provision for loan losses	150,000	-	350,000	125,000
Net income	417,394	385,247	1,036,055	843,307
Earnings per share - basic and diluted	$0.14	$0.13	$0.35	$0.28

2019	December 31	September 30	June 30	March 31

Interest income	$4,776,334	$4,719,012	$4,659,456	$4,547,536
Interest expense	977,295	956,411	924,864	821,383
Net interest income	3,799,039	3,762,601	3,734,592	3,726,153
Provision for loan losses	40,000	(13,000)	-	13,000
Net income	1,060,786	1,177,910	1,225,821	1,096,287
Earnings per share - basic and diluted	$0.36	$0.40	$0.42	$0.37

19.	Litigation

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

An evaluation of the effectiveness of these disclosure controls as of December 31, 2020 was carried out under the supervision and with the participation of the Company’s management, including the PEO and the PFO. Based on that evaluation, the Company’s management, including the PEO and the PFO, has concluded that the Company’s disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the fourth quarter of 2020, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has performed an evaluation and testing of the Company’s internal control over financial reporting as of December 31, 2020. Management’s report on the Company’s internal control over financial reporting is included on the following page. The Company’s is a “smaller reporting company” as defined by Rule 12b-2 under the Exchange Act and, accordingly, its independent registered public accounting firm is not required to attest to the foregoing management report.

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

Management assessed the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2020 based upon criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment and on the foregoing criteria, management has concluded that, as of December 31, 2020, the Bank’s internal control over financial reporting is effective.

March 19, 2021

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

All other information required by this item is incorporated herein by reference to the following sections of the Company’s definitive proxy statement for the 2021 annual meeting of stockholders that will be filed by April 30, 2020 with the SEC pursuant to Regulation 14A (the “2021 Proxy Statement”):

●	ELECTION OF DIRECTORS (Proposal 1);
●	CONTINUING DIRECTORS;
●	QUALIFICATIONS FOR DIRECTOR NOMINEES AND CURRENT DIRECTORS;
●	EXECUTIVE OFFICERS;
●	SECTION 16(a) BENEFICIAL OWNERSHIP AND REPORTING COMPLIANCE; and
●	CORPORATE GOVERNANCE (under “Committees of the Board of Directors - Audit Committee”).

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the sections of the 2021 Proxy Statement entitled “DIRECTOR COMPENSATION” and “EXECUTIVE COMPENSATION”.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company has not adopted or implemented any equity compensation plans or arrangements.

All other information required by this item is incorporated herein by reference to the section of the 2021 Proxy Statement entitled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT”.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the sections of the 2021 Proxy Statement entitled “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” and “CORPORATE GOVERNANCE MATTERS” (under “Director Independence”).

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section of the 2021 Proxy Statement entitled “AUDIT FEES AND SERVICES”.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1), (2) and (c) Financial Statements.

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2020 and 2019
Consolidated Statements of Income for the years ended December 31, 2020 and 2019
Consolidated Statement of Comprehensive Income for the years ended December 31, 2020 and 2019
Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2020 and 2019
Consolidated Statement of Cash Flows for the years ended December 31, 2020 and 2019
Notes to Consolidated Financial Statements for the years ended December 31, 2020 and 2019

(a)(3) and (b) Exhibits.

The exhibits filed or furnished with this annual report are listed in the following Exhibit Index:

Exhibit	Description

2.1

Plan of Reorganization and Share Exchange, dated as of August 15, 2016, by and between Farmers and Merchants Bancshares, Inc. and Farmers and Merchants Bank (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form 10)

2.2

Agreement and Plan of Merger, dated as of September 28, 2020, between Farmers and Merchants Bancshares, Inc. and Carroll Bancorp, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 1, 2020)

2.3

Agreement and Plan of Merger, dated as of March 6, 2020, among the Company, Anthem Acquisition Corp., and Carroll Bancorp, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report of Farmers and Merchants Bancshares, Inc. on Form 8-K filed on March 11, 2020)

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

10.6	Settlement Agreement with Russell J. Grimes, Jr. (incorporated by reference to Appendix E of Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 11, 2020)

10.7	Business Protection Agreement with Russell J. Grimes, Jr. (incorporated by reference to Appendix F of Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 11, 2020)

21	Subsidiaries (filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)

31.1	Certifications of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certifications of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FARMERS AND MERCHANTS BANCSHARES, INC.

Dated: March 19, 2021	By:	/s/ James R. Bosley, Jr.
James R. Bosley, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ James R. Bosley, Jr.	/s/ Roger D. Cassell
James R. Bosley, Jr., Director, President	Roger D. Cassell, Director
and Chief Executive Officer	March 19, 2021
(Principal Executive Officer)
March 19, 2021

/s/ Steven W. Eline	/s/ Edward A. Halle, Jr.
Steven W. Eline, Director	Edward A. Halle, Jr., Director
March 19, 2021	March 19, 2021

/s/ Ronald W. Hux	/s/ Mark C. Krebs
Ronald W. Hux, Director	Mark C. Krebs, Treasurer and Chief Financial Officer
March 19, 2021	(Principal Financial Officer and Principal Accounting Officer)
March 19, 2021

/s/ Bruce L. Schindler	/s/ J. Lawrence Mekulski
Bruce L. Schindler, Director	J. Lawrence Mekulski, Director
March 19, 2021	March 19, 2021

/s/ Teresa L. Smack	/s/ John J. Schuster, Jr.
Teresa L. Smack, Director	John J. Schuster, Jr., Director
March 19, 2021	March 19, 2021

/s/ Louna S. Primm	/s/ Paul F. Wooden, Jr.
Louna S. Primm, Director	Paul F. Wooden, Jr., Director
March 19, 2021	March 19, 2021