Form 10-Q
period 2021-03-31
Farmers & Merchants Bancshares, Inc.
filed 2021-05-17
CIK 1698022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2021

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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,011,255 as of May 13, 2021.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

	March, 31	December 31,
	2021	2020
	(Unaudited)
Assets

Cash and due from banks	$41,378,357	$39,898,557
Federal funds sold and other interest-bearing deposits	535,535	1,077,113
Cash and cash equivalents	41,913,892	40,975,670
Certificate of deposit in other bank	350,000	850,000
Securities available for sale	74,928,865	54,477,286
Securities held to maturity	21,865,447	23,078,519
Equity security at fair value	545,713	552,566
Restricted stock, at cost	675,400	900,500
Mortgage loans held for sale	1,682,700	1,673,350
Loans, less allowance for loan losses of $3,423,088 and $3,296,538	519,239,304	521,690,514
Premises and equipment	6,343,681	7,736,556
Accrued interest receivable	1,883,429	2,057,491
Deferred income taxes	1,464,784	1,219,668
Other real estate owned	1,411,605	1,411,605
Bank owned life insurance	15,067,461	11,297,342
Goodwill and other intangibles	7,057,326	7,059,408
Other assets	1,952,747	2,336,607
	$696,382,354	$677,317,082

Liabilities and Stockholders' Equity

Deposits
Noninterest-bearing	$121,925,868	$103,155,113
Interest-bearing	481,315,407	470,246,434
Total deposits	603,241,275	573,401,547
Securities sold under repurchase agreements	12,648,269	24,753,972
Federal Home Loan Bank of Atlanta advances	5,000,000	5,000,000
Long-term debt	16,974,687	16,973,280
Accrued interest payable	357,961	409,622
Other liabilities	5,046,750	5,049,178
	643,268,942	625,587,599
Stockholders' equity
Common stock, par value $.01 per share, authorized 5,000,000 shares; issued and outstanding 3,011,255 in 2021 and 2020	30,113	30,113
Additional paid-in capital	28,294,139	28,294,139
Retained earnings	24,728,529	22,698,954
Accumulated other comprehensive income	60,631	706,277
	53,113,412	51,729,483
	$696,382,354	$677,317,082

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three months ended
	March 31,
	2021	2020

Interest income
Loans, including fees	$5,984,657	$4,322,654
Investment securities - taxable	211,224	210,506
Investment securities - tax exempt	160,574	144,084
Federal funds sold and other interest earning assets	14,137	32,792
Total interest income	6,370,592	4,710,036

Interest expense
Deposits	595,520	906,199
Securities sold under repurchase agreements	13,511	38,194
Federal Home Loan Bank advances and other borrowings	188,106	109
Total interest expense	797,137	944,502
Net interest income	5,573,455	3,765,534

Provision for loan losses	120,000	125,000

Net interest income after provision for loan losses	5,453,455	3,640,534

Noninterest income
Service charges on deposit accounts	159,191	158,555
Mortgage banking income	256,267	62,257
Bank owned life insurance income	70,119	42,012
Gain on sale of premises and equipment	37,613	-
Unrealized gain(loss) on equity security	(8,669)	8,510
Gain on premium call of debt security	8,569	-
Other fees and commissions	33,855	30,668
Total noninterest income	556,945	302,002

Noninterest expense
Salaries	1,626,338	1,354,919
Employee benefits	472,888	447,104
Occupancy	250,212	183,152
Furniture and equipment	196,683	160,449
Acquisition	-	179,824
Other	849,003	620,865
Total noninterest expense	3,395,124	2,946,313

Income before income taxes	2,615,276	996,223
Income taxes	585,701	152,916
Net income	$2,029,575	$843,307

Earnings per share - basic and diluted	$0.67	$0.28

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020

Net income	$2,029,575	$843,307

Other comprehensive income, net of income taxes:

Securities available for sale
Net unrealized gain (loss) arising during the period	(890,761)	172,691
Income tax expense (benefit)	(245,115)	47,520
Total other comprehensive income (loss)	(645,646)	125,171

Total comprehensive income	$1,383,929	$968,478

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended March 31, 2021 and 2020

(Unaudited except for year-end amounts)

			Additional		Accumulated other	Total
	Common stock		paid-in	Retained	comprehensive	stockholders'
	Shares	Par value	capital	earnings	income	equity

Balance, December 31, 2019	2,974,019	$29,740	$27,812,991	$21,568,161	$42,624	$49,453,516

Net income	-	-	-	843,307	-	843,307
Unrealized gain on securities available for sale net of income tax expense of $47,520	-	-	-	-	125,171	125,171

Balance, March 31, 2020	2,974,019	$29,740	$27,812,991	$22,411,468	$167,795	$50,421,994

Balance, December 31, 2020	3,011,255	$30,113	$28,294,139	$22,698,954	$706,277	$51,729,483

Net income	-	-	-	2,029,575	-	2,029,575
Unrealized loss on securities available for sale net of income tax benefit of $245,115	-	-	-	-	(645,646)	(645,646)

Balance, March 31, 2021	3,011,255	$30,113	$28,294,139	$24,728,529	$60,631	$53,113,412

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

Three Months Ended March 31,	2021	2020

Cash flows from operating activities
Interest received	$6,941,426	$4,640,609
Fees and commissions received	449,313	251,480
Interest paid	(927,563)	(940,991)
Proceeds from sale of mortgage loans held for sale	12,646,573	3,148,200
Origination of mortgage loans held for sale	(12,655,923)	(4,387,650)
Cash paid to suppliers and employees	(3,329,986)	(3,112,503)
	3,123,840	(400,855)

Cash flows from investing activities
Proceeds from maturity and call of securities
Available for sale	10,454,122	2,412,263
Held to maturity	1,580,000	500,000
Purchase of securities
Available for sale	(31,974,384)	(6,434,692)
Held to maturity	(342,061)	-
Maturity of certificates of deposit	500,000	-
Loans made to customers, net of principal collected	1,932,622	958,785
Redemption(purchase) of restricted stock	225,100	(235,100)
Purchase of bank owned life insurance	(3,700,000)	-
Proceeds from sale of premises and equipment	1,359,613	-
Purchases of premises, equipment and software	(36,909)	(179,292)
	(20,001,897)	(2,978,036)

Cash flows from financing activities
Net increase (decrease) in
Noninterest-bearing deposits	18,770,755	494,053
Interest-bearing deposits	11,151,227	12,657,062
Securities sold under repurchase agreements	(12,105,703)	(1,249,774)
Federal Home Loan Bank of Atlanta advances	-	5,000,000

	17,816,279	16,901,341

Net increase in cash and cash equivalents	938,222	13,522,450

Cash and cash equivalents at beginning of period	40,975,670	9,121,352
Cash and cash equivalents at end of period	$41,913,892	$22,643,802

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

Three Months Ended March 31,	2021	2020

Reconciliation of net income to net cash provided by operating activities
Net income	$2,029,575	$843,307
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	117,030	89,852
Provision for loan losses	120,000	125,000
Lease expense in excess of rent paid	7,780	8,672
Equity security dividends reinvested	(1,816)	(2,769)
Unrealized loss (gain) on equity security	8,669	(8,510)
Gain on sale of premises and equipment	(37,613)	-
Gain on premium call of debt security	(8,569)	-
Amortization of debt issuance costs	1,407	-
Amortization of premiums and accretion of discounts, net	69,559	53,086
Increase (decrease) in
Deferred loan fees	410,480	(20,801)
Accrued interest payable	(51,661)	3,511
Other liabilities	27,154	(458,358)
Decrease (increase) in
Mortgage loans held for sale	(9,350)	(1,239,450)
Accrued interest receivable	174,062	(45,857)
Bank owned life insurance cash surrender value	(70,119)	(42,012)
Other assets	337,252	293,474
	$3,123,840	$(400,855)

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1.	Principles of consolidation

The consolidated financial statements include the accounts of Farmers and Merchants Bancshares, Inc. and its wholly owned subsidiaries, Farmers and Merchants Bank (the “Bank”), and Series Protected Cell FCB-4 (the “Insurance Subsidiary”), and one subsidiary of the Bank, Reliable Community Financial Services, Inc. (collectively the “Company”, “we”, “us”, or “our”). The Insurance Subsidiary constitutes an investment in a series of membership interests, 100% owned by the Company, issued by First Community Bankers Insurance Co., LLC, a Tennessee “series” limited liability company and licensed property and casualty insurance company. Intercompany balances and transactions have been eliminated. This includes the insurance premium paid by the Bank to the Insurance Subsidiary through an intermediary. Effective October 1, 2020, the Company acquired Carroll Bancorp, Inc. and its wholly-owned subsidiary, Carroll Community Bank (collectively, “Carroll”), both of which were based in Eldersburg, Maryland, through a series of merger transactions (the “Merger”). The results of operations and assets acquired and liabilities assumed from Carroll are included only from the effective date of the Merger. The comparability of the Company's results of operations for the three-months ended March 31, 2021, and 2020 have been impacted by the Merger.

2.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods have been made. Such adjustments were normal and recurring in nature. The results of operations for the three months ended March 31, 2021 do not necessarily reflect the results that may be expected for the fiscal year ending December 31, 2021 or any future interim period. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2020, which are included in Farmers and Merchants Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Loans and allowance for loan losses

Loans are stated at the current amount of unpaid principal, adjusted for deferred origination costs, deferred origination fees, premiums and discounts on acquired loans, and the allowance for loan losses. Interest on loans is accrued based on the principal amounts outstanding. Origination fees and costs, along with premiums and accretable discounts, are amortized to income over the terms of loans.

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

Historical valuation allowances are calculated based on the historical loss experience of specific types of loans. The Company calculates historical loss ratios for pools of similar loans with similar characteristics based on the proportion of actual charge-offs experienced to the total population of loans in the pool over the prior eight to twenty quarters. As of March 31, 2021 and December 31, 2020, management used a 20-quarter period for the historical loss ratio. The historical loss ratios are updated quarterly based on actual charge-off experience. A historical valuation allowance is established for each pool of similar loans based upon the product of the historical loss ratio and the total dollar amount of the loans in the pool.

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

The excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized into interest income over the remaining life of the loan. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable discount. These loans are accounted for under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. The nonaccretable discount includes estimated future credit losses expected to be incurred over the life of the loan. Subsequent decreases in expected cash flows will require us to evaluate the need for an addition to the allowance for loan losses. Subsequent improvement in expected cash flows will result in the reversal of a corresponding amount of the nonaccretable discount, which we will then reclassify as accretable discount to be recognized into interest income over the remaining life of the loan.

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

Recent Accounting Pronouncements

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

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

2.    Basis of Presentation (continued)

In August 2018, the FASB issued ASU 2018-14, “Compensation - Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20).” ASU 2018-14 amends and modifies the disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans. The amendments in this update remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. ASU 2018-14 was effective for us on January 1, 2021, and did not have a material impact on the Company’s financial statements.

In December 2019, FASB released ASU 2019-12, “Income Taxes (Topic 740)”, which simplifies the accounting for income taxes by removing multiple exceptions to the general principals in Topic 740. ASU 2019-12 is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020. The standard did not have a significant impact on the Company’s financial statements.

In March 2020, FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848)”: Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU Provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effect of) reference rate reform, on financial reporting. The risk of termination of the London Interbank Offered Rate (LIBOR), has caused regulators to undertake reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based that are less susceptible to manipulation. ASU 2020-04 is effective between March 12, 2020 and December 31, 2022. The Company has identified its products that utilize LIBOR and has begun efforts to transition to an alternative reference rate. The Company continues to evaluate systems to assist in the transaction to a new rate.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

3.      Investment Securities

Investments in debt securities are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
March 31, 2021	cost	gains	losses	value

Available for sale

State and municipal	$959,103	$14,963	$-	$974,066
SBA pools	1,748,461	-	34,590	1,713,871
Corporate bonds	6,571,096	118,749	15,842	6,674,003
Mortgage-backed securities	65,566,556	778,768	778,399	65,566,925
	$74,845,216	$912,480	$828,831	$74,928,865

Held to maturity

State and municipal	$21,865,447	$980,859	$105,130	$22,741,176

	Amortized	Unrealized	Unrealized	Fair
December 31, 2020	cost	gains	losses	value

Available for sale

State and municipal	$962,438	$24,094	$-	$986,532
SBA pools	1,822,226	-	38,419	1,783,807
Corporate bonds	6,692,156	108,172	2,897	6,797,431
Mortgage-backed securities	44,026,055	941,987	58,526	44,909,516
	$53,502,875	$1,074,253	$99,842	$54,477,286

Held to maturity

State and municipal	$23,078,519	$1,177,125	$10,858	$24,244,786

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

3.	Investment Securities (continued)

Contractual maturities, shown below, will differ from actual maturities because borrowers and issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
March 31, 2021	cost	value	cost	value

Within one year	$-	$-	$489,060	$492,666
Over one to five years	4,634,500	4,756,528	795,231	810,700
Over five to ten years	2,694,963	2,690,665	2,025,039	2,196,415
Over ten years	200,736	200,876	18,556,117	19,241,395
	7,530,199	7,648,069	21,865,447	22,741,176
Mortgage-backed securities and SBA pools, due in monthly installments	67,315,017	67,280,796	-	-
	$74,845,216	$74,928,865	$21,865,447	$22,741,176

December 31, 2020

Within one year	$505,372	$502,475	$487,741	$496,463
Over one to five years	4,646,388	4,755,483	793,876	813,523
Over five to ten years	2,300,591	2,323,451	2,476,827	2,687,063
Over ten years	202,243	202,554	19,320,075	20,247,737
	7,654,594	7,783,963	23,078,519	24,244,786
Mortgage-backed securities and SBA pools, due in monthly installments	45,848,281	46,693,323	-	-
	$53,502,875	$54,477,286	$23,078,519	$24,244,786

Securities with a carrying value of $20,890,319 and $34,958,212 as of March 31, 2021 and December 31, 2020, respectively, were pledged as collateral for government deposits and securities sold under repurchase agreements.

During the three months ended March 31, 2021, the Company received proceeds of $513,845 from the call at a premium of an available for sale investment security. The Company realized an $8,569 gain on the call of the security. There were no sales of securities during the three months ended March 31, 2020.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

3.	Investment Securities (continued)

The following table sets forth the Company’s gross unrealized losses on a continuous basis for investments in debt securities, by category and length of time, at March 31, 2021 and December 31, 2020.

March 31, 2021	Less than 12 months		12 months or more		Total
Description of investments	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

State and municipal	$2,504,081	$105,130	$-	$-	$2,504,081	$105,130
SBA pools	-	-	1,713,871	34,590	1,713,871	34,590
Corporate bonds	575,060	15,842	-	-	575,060	15,842
Mortgage-backed securities	36,326,921	777,706	70,835	693	36,397,756	778,399
Total	$39,406,062	$898,678	$1,784,706	$35,283	$41,190,768	$933,961

December 31, 2020	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
Description of investments	Fair value	losses	Fair value	losses	Fair value	losses

State and municipal	$719,430	$10,858	$-	$-	$719,430	$10,858
SBA pools	-	-	1,783,807	38,419	1,783,807	38,419
Corporate bonds	502,754	2,897	-	-	502,754	2,897
Mortgage-backed securities	9,286,525	57,987	96,652	539	9,383,177	58,526
Total	$10,508,709	$71,742	$1,880,459	$38,958	$12,389,168	$110,700

Management has the ability and intent to hold securities classified as held to maturity until they mature, at which time the Company should receive full value for the securities. As of March 31, 2021 and December 31, 2020, management did not have the intent to sell any of the held to maturity or available for sale securities with unrealized losses before a recovery of cost. The unrealized losses detailed in the table above were due to increases in market interest rates over the yields available at the time the underlying securities were purchased as well as other market conditions for each particular security based upon the structure and remaining principal balance. The fair values of the debt securities are expected to recover as the securities approach their maturity dates or repricing dates or if market yields for such investments decline. Based on the foregoing factors, as of March 31, 2021 and December 31, 2020, management believes that these unrealized losses are temporary and, accordingly, have not been recognized in the Company’s consolidated statement of income.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

4.	Loans

Major categories of loans are as follows:

	March 31,	December 31,
	2021	2020
Real estate:
Commercial	$312,241,779	$309,284,811
Construction and land development	34,731,150	33,641,916
Residential	116,700,951	121,327,761
Commercial	60,064,503	61,368,105
Consumer	258,484	288,454
	523,996,867	525,911,047
Less: Allowance for loan losses	3,423,088	3,296,538
Deferred origination fees net of costs	1,334,475	923,995
	$519,239,304	$521,690,514

Commercial loans in the table above include $33.6 million and $31.1 million of Paycheck Protection Program (“PPP”) loans as of March 31, 2021 and December 31, 2020, respectively, which are 100% guaranteed by the Small Business Administration (“SBA”). $21.0 million were originated during the first quarter of 2021. A substantial portion of the PPP loans in the Company’s portfolio are expected to be forgiven by the SBA. During the three months ended March 31, 2021, the Company collected approximately $877,000 in fees from the SBA in connection with the originations of the PPP loans. The fees, net of related origination costs, are being recognized as interest income over the term of the loans using the straight-line method, with accelerated recognition when the loan pays off before maturity through SBA forgiveness or other means.

Nonaccrual loans, segregated by class of loans, were as follows:

	March 31,	December 31,
	2021	2020
Real estate:
Commercial	$4,407,829	$4,407,829
Residential	50,470	220,967
	$4,458,299	$4,628,796

At March 31, 2021, the Company had one nonaccrual commercial real estate loan totaling $4,407,829 and one nonaccrual residential real estate loan totaling $50,470. The loans were secured by real estate, business assets, and personal guarantees. Gross interest income of $61,924 would have been recorded for the three months ended March 31, 2021 if these nonaccrual loans had been current and performing in accordance with the original terms. The Company allocated $0 of its allowance for loan losses to these nonaccrual loans. The recorded investment of the nonaccrual loans was net of charge-offs and a nonaccretable discount totaling $8,176 at March 31, 2021.

At December 31, 2020, the Company had one nonaccrual commercial real estate loan totaling $4,407,829 and two nonaccrual residential real estate loans totaling $220,967. The loans were secured by real estate, business assets, and personal guarantees. Gross interest income of $13,395 would have been recorded in 2020 if these nonaccrual loans had been current and performing in accordance with the original terms. The Company allocated $0 of its allowance for loan losses to these nonaccrual loans. The recorded investment of the nonaccrual loans was net of charge-offs and a nonaccretable discount totaling $8,176 at December 31, 2020.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

4.         Loans (continued)

An age analysis of past due loans, segregated by type of loan, is as follows:

			90 Days				Past Due 90
	30 - 59 Days	60 - 89 Days	or More	Total		Total	Days or More
	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing
March 31, 2021
Real estate:
Commercial	$181,762	$-	$-	$181,762	$312,060,017	$312,241,779	$-
Construction and land development	-	-	-	-	34,731,150	34,731,150	-
Residential	-	-	50,470	50,470	116,650,481	116,700,951	-
Commercial	-	-	-	-	60,064,503	60,064,503	-
Consumer	-	-	-	-	258,484	258,484	-
Total	$181,762	$-	$50,470	$232,232	$523,764,635	$523,996,867	$-

December 31, 2020
Real estate:
Commercial	$182,656	$-	$-	$182,656	$309,102,155	$309,284,811	$-
Construction and land development	-	-	-	-	33,641,916	33,641,916	-
Residential	24,591	-	220,967	245,558	121,082,203	121,327,761	-
Commercial	-	-	-	-	61,368,105	61,368,105	-
Consumer	-	-	-	-	288,454	288,454	-
Total	$207,247	$-	$220,967	$428,214	$525,482,833	$525,911,047	$-

Impaired loans, segregated by class of loans with average recorded investment and interest recognized for the three months ended March 31, 2021 and the year ended December 31, 2020, are set forth in the following table:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded	Interest
	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
March 31, 2021
Commercial real estate	$7,140,572	$6,689,472	$-	$6,689,472	$-	$6,750,585	$34,931
Construction and land development	1,709,030	1,554,070	-	1,554,070		1,560,122	22,477
Residential real estate	933,422	634,245	-	634,245	-	722,454	8,943
	$9,783,024	$8,877,787	$-	$8,877,787	$-	$9,033,161	$66,351

December 31, 2020
Commercial real estate	$7,246,478	$6,811,698	$-	$6,811,698	$-	$4,448,343	$352,938
Construction and land development	1,719,010	1,566,174	-	1,566,174	-	783,087	22,520
Residential real estate	1,121,649	810,663	-	810,663	-	430,360	10,646
	$10,087,137	$9,188,535	$-	$9,188,535	$-	$5,661,790	$386,104

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

4.         Loans (continued)

Impaired loans include troubled debt restructurings (“TDRs”), which are loans that have been modified to provide economic concessions to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance, or other actions. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months.

At March 31, 2021, the Company had two commercial real estate loans totaling $2,236,410 and one residential real estate loan totaling $43,371 that were classified as TDRs. All are included in impaired loans above. At March 31, 2021, all three loans were paying as agreed. There have been no charge-offs or allowances associated with these three loans.

At December 31, 2020, the Company had two commercial real estate loans totaling $2,252,316 and one residential real estate loan totaling $44,733 classified as TDRs. One of the commercial real estate loans with a principal balance of $182,656 was restructured as a TDR during 2020. All three loans are included in impaired loans above. Each loan is paying as agreed. There have been no charge-offs or allowances associated with these three loans.

Section 4013 of the U.S. Government’s Coronavirus Aid, Relief, and Economic Security Act allows financial institutions to suspend application of certain current TDRs accounting guidance under ASC 310-40 for loan modifications related to the COVID-19 pandemic made between March 1, 2020 and the earlier of January 1, 2022 or 60 days after the end of the COVID-19 national emergency, provided certain criteria are met. This relief can be applied to loan modifications for borrowers that were not more than 30 days past due as of December 31, 2019 and to loan modifications that defer or delay the payment of principal or interest, or change the interest rate on the loan. In April 2020, federal and state banking regulators issued the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus to provide further interpretation of when a borrower is experiencing financial difficulty, specifically indicating that if the modification is either short-term (e.g., six months) or mandated by a federal or state government in response to the COVID-19 pandemic, the borrower is not experiencing financial difficulty under ASC 310-40. The Company continues to prudently work with borrowers negatively impacted by the COVID-19 pandemic while managing credit risks and recognizing appropriate allowance for loan losses on its loan portfolio. As of March 31, 2021, $15.9 million, or 3% of the Company’s loan portfolio, were granted three-month deferrals. None of these loans were classified as TDRs as of March 31, 2021 because they met the criteria discussed above.

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

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

4.         Loans (continued)

Loans by credit grade, segregated by loan type, are as follows:

		Above			Pass	Special
March 31, 2021	Excellent	average	Average	Acceptable	watch	mention	Substandard	Doubtful	Total

Real estate:
Commercial	$-	$1,873,700	$93,290,918	$98,509,276	$103,568,341	$5,833,439	$9,166,105	$-	$312,241,779
Construction and land development	-	-	4,706,281	14,536,262	13,934,537	-	1,554,070	-	34,731,150
Residential	39,307	966,298	59,224,226	41,881,282	11,863,371	-	2,726,467	-	116,700,951
Commercial	33,580,025	-	7,412,065	13,927,259	5,145,154	-	-	-	60,064,503
Consumer	10,457	106,140	104,017	5,332	14,767	-	-	17,771	258,484
	$33,629,789	$2,946,138	$164,737,507	$168,859,411	$134,526,170	$5,833,439	$13,446,642	$17,771	$523,996,867

		Above			Pass	Special
December 31, 2020	Excellent	average	Average	Acceptable	watch	mention	Substandard	Doubtful	Total

Real estate:
Commercial	$-	$2,010,472	$96,178,011	$87,860,036	$108,045,730	$5,951,177	$9,239,385	$-	$309,284,811
Construction and land development	-	-	2,962,300	15,944,499	13,168,844	-	1,566,273	-	33,641,916
Residential	36,285	1,026,824	63,811,389	40,947,548	12,579,311	-	2,926,404	-	121,327,761
Commercial	32,088,058	-	10,037,516	13,532,170	5,710,361	-	-	-	61,368,105
Consumer	13,729	109,955	131,171	6,671	15,663	-	-	11,265	288,454
	$32,138,072	$3,147,251	$173,120,387	$158,290,924	$139,519,909	$5,951,177	$13,732,062	$11,265	$525,911,047

The principal balance of loans in the Pass/Watch category as of March 31, 2021 and December 31, 2020 include loans that were granted payment deferrals due to COVID -19. The loans were downgraded to the Pass/Watch category if they were in a higher rated category at the time the deferral was granted. Loans that completed their initial 90 day deferral and are making scheduled payments again are being re-evaluated on a loan by loan basis to determine if they warrant upgrading.

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

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

4.         Loans (Continued)

The following table details activity in the allowance for loan losses by portfolio for the three-month periods ended March 31, 2021 and 2020 and for the year ended December 31, 2020. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
March 31, 2021	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$2,230,129	$323,768	$-	$2,500	$2,556,397	$-	$2,556,397	$6,689,472	$305,552,307
Construction and land development	201,692	(39,269)	-	4,050	166,473	-	166,473	1,554,070	33,177,080
Residential	644,639	(154,755)	-	-	489,884	-	489,884	634,245	116,066,706
Commercial	111,390	(12,143)	-	-	99,247	-	99,247	-	60,064,503
Consumer	2,138	320	-	-	2,458	-	2,458	-	258,484
Unallocated	106,550	2,079	-	-	108,629	-	108,629	-	-
	$3,296,538	$120,000	$-	$6,550	$3,423,088	$-	$3,423,088	$8,877,787	$515,119,080

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
March 31, 2020	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,763,861	$149,860	$-	$2,000	$1,915,721	$-	$1,915,721	$2,071,836	$239,065,558
Construction and land development	192,828	13,677	-	3,600	210,105	-	210,105	-	19,574,506
Residential	478,124	1,629	-	-	479,753	-	479,753	49,342	75,057,346
Commercial	107,782	(16,720)	-	15,835	106,897	-	106,897	-	25,452,964
Consumer	4,133	824	-	-	4,957	-	4,957	-	285,801
Unallocated	46,987	(24,270)	-	-	22,717	-	22,717	-	-
	$2,593,715	$125,000	$-	$21,435	$2,740,150	$-	$2,740,150	$2,121,178	$359,436,175

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
December 31, 2020	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,763,861	$418,806	$-	$47,462	$2,230,129	$-	$2,230,129	$6,811,698	$302,473,113
Construction and land development	192,828	(5,536)	-	14,400	201,692	-	201,692	1,566,174	32,075,742
Residential	478,124	166,515	-	-	644,639	-	644,639	810,663	120,517,098
Commercial	107,782	(12,353)	-	15,961	111,390	-	111,390	-	61,368,105
Consumer	4,133	(1,995)	-	-	2,138	-	2,138	-	288,454
Unallocated	46,987	59,563	-	-	106,550	-	106,550	-	-
	$2,593,715	$625,000	$-	$77,823	$3,296,538	$-	$3,296,538	$9,188,535	$516,722,512

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

4.	Loans (Continued)

The following table provides activity for the accretable credit discount of purchased loans:

2021

Balance at December 31, 2020	$2,250,232
Acquired during the year	-
Accretion	211,986
Adjustments	-
Balance at March 31, 2021	$2,038,246

At March 31, 2021, the nonaccretable discount on purchased impaired loans was $927,000. At March 31, 2021, the remaining yield premium on purchased loans was $1,923,914. At March 31, 2021, the principal balance of purchased loans was $127,932,333 and the carrying value was $126,891,001.

5.	Goodwill and Other Intangibles

The acquisition of Carroll in October of 2020 resulted in the recording of goodwill and CDI. The following table presents the changes in both assets:

	Goodwill	CDI	Total

Balance at December 31, 2020	$6,978,208	$81,200	$7,059,408
Acquired during the year	-	-	-
Amortization	-	(2,082)	(2,082)
Adjustments	-	-	-
Balance at March 31, 2021	$6,978,208	$79,118	$7,057,326

The CDI is being amortized over 10 years on a straight line basis. Annual amortization will be $8,328 for each of the years ended December 31, 2021 through 2029 and $6,246 in 2030. Since the acquisition was a tax-free reorganization, goodwill and CDI are not deductible for income tax purposes.

6.	Lease Commitments

The Company and its subsidiaries are obligated under operating leases for certain office premises.

The following table shows operating lease right of use assets and operating lease liabilities as of March 31, 2021 and December 31, 2020:

	Consolidated Balance
	Sheet classification	March 31, 2021	December 31, 2020
Operating lease right of use asset	Other assets	$1,205,469	$1,242,832
Operating lease liabilities	Other liabilities	1,414,384	1,443,966

Operating lease cost included in occupancy expense in the statement of income for the three months ended March 31, 2021 and 2020 was $49,930 and $49,791, respectively.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

6.	Lease Commitments (continued)

Future minimum payments under the agreements, including those option years for which the Company is reasonably certain to renew, are as follows:

Year	Amount

2021	$159,920
2022	221,497
2023	228,531
2024	234,910
2025	241,483
Thereafter	899,195
Total lease payments	1,985,536
Less imputed interest	(571,152)
Present value of operating lease liabilities	$1,414,384

For operating leases as of March 31, 2021, the weighted average remaining lease term is 8.3 years and the weighted average discount rate is 3.25%. During the three months ended March 31, 2021 and 2020, cash paid for amounts included in the measurement of lease liabilities was $42,150 and $41,119, respectively.

7.         Capital Standards

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

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

7.         Capital Standards (continued)

The implementation of the capital conservation buffer began on January 1, 2016, at the 0.625% level and was phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reached 2.5% on January 1, 2019). The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and does not have current applicability to the Bank. As of March 31, 2021, the Bank met all capital adequacy requirements under the Basel III Capital Rules on a fully phased‑in basis.

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

The following table presents actual and required capital ratios as of March 31, 2021 and December 31, 2020 for the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of March 31, 2021 and December 31, 2020 based on the phase-in provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. Capital ratios of the Company are substantially the same as the Bank’s.

			Minimum		To Be Well
(Dollars in thousands)	Actual		Capital Adequacy		Capitalized
March 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$65,177	12.59%	$54,344	10.50%	$51,756	10.00%
Tier 1 capital (to risk-weighted assets)	61,754	11.93%	43,993	8.50%	41,405	8.00%
Common equity tier 1 (to risk- weighted assets)	61,754	11.93%	36,229	7.00%	33,642	6.50%
Tier 1 leverage (to average assets)	61,754	9.19%	26,884	4.00%	33,605	5.00%

			Minimum		To Be Well
(Dollars in thousands)	Actual		Capital Adequacy		Capitalized
December 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$63,400	12.62%	$52,732	10.50%	$50,221	10.00%
Tier 1 capital (to risk-weighted assets)	60,104	11.97%	42,688	8.50%	40,177	8.00%
Common equity tier 1 (to risk- weighted assets)	60,104	11.97%	35,155	7.00%	32,644	6.50%
Tier 1 leverage (to average assets)	60,104	9.05%	26,569	4.00%	33,211	5.00%

To be categorized as well capitalized, the Bank must maintain ratios as set forth in the table. As of March 31, 2021, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There have been no conditions or events since that notification that management believes have changed the Bank’s category.

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

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

8.         Fair Value (continued)

The following table summarizes financial assets measured at fair value on a recurring and nonrecurring basis as of March 31, 2021 and December 31, 2020, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Carrying Value:
	Level 1	Level 2	Level 3	Total
March 31, 2021

Recurring
Available for sale securities
State and municipal	$-	$974,066	$-	$974,066
SBA pools	-	1,713,871	-	1,713,871
Corporate bonds	-	6,674,003	-	6,674,003
Mortgage-backed securities	-	65,566,925	-	65,566,925
	$-	$74,928,865	$-	$74,928,865

Equity security at fair value Mutual fund	$545,713	$-	$-	$545,713

Nonrecurring
Other real estate owned	$-	$-	$1,411,605	$1,411,605
Impaired loans	-	-	8,895,055	8,895,055

December 31, 2020

Recurring
Available for sale securities
State and municipal	$-	$986,532	$-	$986,532
SBA pools	-	1,783,807	-	1,783,807
Corporate Bonds	-	6,797,431		6,797,431
Mortgage-backed securities	-	44,909,516	-	44,909,516
	$-	$54,477,286	$-	$54,477,286

Equity security at fair value Mutual fund	$552,566	$-	$-	$552,566

Nonrecurring
Other real estate owned	$-	$-	$1,411,605	$1,411,605
Impaired loans	-	-	9,188,535	9,188,535

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

8.	Fair Value (continued)

The estimated fair value of financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of the valuation inputs were as follows:

	March 31, 2021		December 31, 2020
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets
Level 2 inputs
Securities held to maturity	$21,865,447	$22,741,176	$23,078,519	$24,244,786
Mortgage loans held for sale	1,682,700	1,707,273	1,673,350	1,705,781
Restricted stock	675,400	675,400	900,500	900,500
Level 3 inputs
Loans, net	519,239,304	524,654,970	521,690,514	527,132,047

Financial liabilities
Level 1 inputs
Noninterest-bearing deposits	$121,925,868	$121,925,868	$103,155,113	$103,155,113
Securities sold under repurchase agreements	12,648,269	12,648,269	24,753,972	24,753,972
Level 2 inputs
Interest-bearing deposits	481,315,407	471,734,407	470,246,434	474,096,434
Federal Home Loan Bank advances	5,000,000	5,042,000	5,000,000	5,136,000
Long-term debt	16,974,687	17,019,840	16,973,280	17,018,416

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

Basic earnings per share is determined by dividing net income available to stockholders by the weighted-average number of shares of common stock outstanding during the period and does not include the effect of any potentially dilutive common stock equivalents, giving retroactive effect to stock dividends declared during the period. Diluted earnings per share is determined in the same manner, except that the weighted-average number of shares of common stock outstanding is adjusted for the dilutive effect of outstanding common stock equivalents. The following table sets forth the calculation of basic and diluted earnings per share for the three ended March 31, 2021 and 2020. There were no common stock equivalents outstanding for the three month period ended March 31, 2021 or 2020.

	Three Months Ended
	March 31
	2021	2020

Net income	$2,029,575	$843,307
Weighted average shares outstanding	3,011,255	2,974,019
Earnings per share - basic and diluted	$0.67	$0.28

10.	Retirement Plans

The Company has a profit sharing plan qualifying under Section 401(k) of the Internal Revenue Code. All employees age 21 or more with six months of service are eligible for participation in the plan. The Company matches employee contributions up to 4% of total compensation and may make additional discretionary contributions. Employee and employer contributions are 100% vested when made. The Company’s contributions to this plan were $76,924 and $66,649 for the three-month periods ended March 31, 2021 and 2020, respectively.

The Company has entered into agreements with 12 employees to provide certain life insurance benefits payable in connection with policies of life insurance on those employees that are owned by the Company. Each of the agreements provides for the amount of death insurance benefits to be paid to beneficiaries of the insured. For this plan, the Company expensed $1,661 and $1,589 for the three-month periods ended March 31, 2021 and 2020, respectively.

The Company adopted supplemental executive retirement plans for three of its executives. The plans provide cash compensation to the executive officers under certain circumstances, including a separation of service. The benefits vest over the period from adoption to a specified age for each executive. The Company recorded expenses, including interest, of $42,000 and $51,300 for the three-month periods ended March 31, 2021 and 2020, respectively, related to these plans.

Retirement plan expenses are included in employee benefits on the consolidated statements of income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis is intended as a review of material changes in and significant factors affecting the financial condition and results of operations of Farmers and Merchants Bancshares, Inc. and its consolidated subsidiaries for the periods indicated. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and the notes thereto contained in Item 1 of Part I of this report, and with Management’s Discussion and Analysis of Financial Condition and Results of Operations, the audited consolidated financial statements and notes thereto, and the other statistical information contained in the Annual Report of Farmers and Merchants Bancshares, Inc. on Form 10-K for the year ended December 31, 2020 (the “Form 10-K”). References in this report to “us”, “we”, “our”, and “the Company” are to Farmers and Merchants Bancshares, Inc. and, unless the context clearly suggests otherwise, its consolidated subsidiaries.

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

The Insurance Subsidiary represents one protected cell of a protected cell captive insurance company (i.e., FCBI) that was formed on November 9, 2016 to better manage our risk programs, provide insurance efficiencies, and add operating income by both keeping insurance premiums paid with respect to such risks within our affiliated group of entities and realizing certain tax benefits that are unique to captive insurance companies. The Company’s investment in the Insurance Subsidiary represents one series of membership interests in FCBI. As a “series” limited liability company, FCBI is authorized by state law and its governing instruments to issue one or more series of membership interests, each of which, for all purposes under state law, is deemed to be a legal entity separate and apart from FCBI and its other series.

The Company maintains an Internet site at www.fmb1919.bank on which it makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the SEC.

Estimates and Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. See Note 1 of the Notes to the audited consolidated financial statements as of and for the year ended December 31, 2020, which were included in Item 8 of Part II of the Form 10-K. On an on-going basis, management evaluates estimates, including those related to loan losses and intangible assets, other-than-temporary impairment (“OTTI”) of investment securities, income taxes, and fair value of investments. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated financial statements.

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

Management does not believe that any material changes in our critical accounting policies have occurred since December 31, 2020.

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

Although states, including Maryland, have eased many of the previously-imposed COVID-19 restrictions, including stay-at-home orders and the required closure of non-essential businesses, and many individuals have been vaccinated, there are still a significant number of active infections throughout the Country, including in the State of Maryland, and individuals continue to become infected. As a result, it is possible that states, including Maryland, will re-implement some or all of the COVID-19 related restrictions that have been lifted and again require some or all non-essential businesses to close or drastically alter their business operations, which could have a material adverse impact on our customers and, thus, our financial condition and results of operations.

Paycheck Protection Program

The U.S. Government’s Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) established the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) which provides small businesses with resources to maintain payroll, hire back employees who may have been laid off, and to cover applicable overhead expenses. During 2020, we made over $31 million in PPP loans. . During the first quarter of 2021, we made an additional $21 million of PPP loans. All PPP loans are 100% guaranteed by the SBA, have up to a five-year maturity, provide for a six-month deferral period, and have an interest rate of 1%. These loans may be forgiven by the SBA if the borrower meets certain conditions, including by using at least 75% of the loan proceeds for payroll costs. The majority of the PPP loans made in 2020 have been forgiven as of March 31, 2021 The SBA also established processing fees from 1% to 5%, depending on the loan amount. We received $877,000 in fees during the three months ended March 31, 2021 which, net of related origination costs, will be amortized into interest income over the life of the loans.

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

Financial Condition

Total assets increased by $19,065,272, or 2.8%, to $696,382,354 at March 31, 2021 from $677,317,082 at December 31, 2020. The increase in total assets was due primarily to increases of $19,238,507 in debt securities and $3,770,119 in bank owned life insurance, offset by decreases of $2,451,210 in loans and $1,392,875 in premises and equipment due to the sale of a former branch location.

Total liabilities increased $17,681,343, or 2.8%, to $643,268,942 at March 31, 2021 from $625,587,599 at December 31, 2020. The increase was due primarily to a $29,839,728 increase in deposits, offset by a $12,105,703 decrease in securities sold under repurchase agreements. The increase in deposits was due to an inflow of funds from depositors who have received numerous government stimulus funds.

Stockholders’ equity increased by $1,383,929 to $53,113,412 at March 31, 2021 from $51,729,483 at December 31, 2020. The increase was due primarily to net income for the three-month period ended March 31, 2021 of $2,029,575, offset by a decrease of $645,646 in accumulated other comprehensive income.

Loans

Major categories of loans at March 31, 2021 and December 31, 2020 were as follows:

	March 31		December 31,
	2021		2020

Real estate:
Commercial	$312,241,779	60%	$309,284,811	59%
Construction/Land development	34,731,150	7%	33,641,916	6%
Residential	116,700,951	22%	121,327,761	23%
Commercial	60,064,503	11%	61,368,105	12%
Consumer	258,484	0%	288,454	0%
	523,996,867	100%	525,911,047	100%
Less: Allowance for loan losses	3,423,088		3,296,538
Deferred origination fees net of costs	1,334,475		923,995
	$519,239,304		$521,690,514

Loans decreased by $2,451,210, or 0.5%, to $519,239,304 at March 31, 2021 from $521,690,514 at December 31, 2020. The decrease was due primarily to a $4,626,810 decrease in commercial loans offset by a $2,956,968 increase in commercial real estate loans. The allowance for loan losses increased $126,550 to $3,423,088 at March 31, 2021 from $3,296,538 at December 31, 2020. Deferred origination fees increased to $1,334,475 at March 31, 2021 from $923,995 at December 31, 2020 due to the origination of the PPP loans.

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

An age analysis of past due loans, segregated by class of loans, as of March 31, 2021 and December 31, 2020, is as follows:

			90 Days				Past Due 90
	30 - 59 Days	60 - 89 Days	or more	Total		Total	Days or More
	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing
March 31, 2021
Real estate:
Commerical	$181,762	$-	$-	$181,762	$312,060,017	$312,241,779	$-
Construction/Land development	-	-	-	-	34,731,150	34,731,150	-
Residential	-	-	50,470	50,470	116,650,211	116,700,951	-
Commercial	-	-	-	-	60,064,503	60,064,503	-
Consumer	-	-	-	-	258,484	258,484	-

Total	$181,762	$-	$50,470	$232,232	$523,764,365	$523,996,867	$-

			90 Days				Past Due 90
	30 - 59 Days	60 - 89 Days	or more	Total		Total	Days or More
	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing
December 31, 2020
Real estate:
Commerical	$182,656	$-	$-	$182,656	$309,102,155	$309,284,811	$-
Construction/Land development	-	-	-	-	33,641,916	33,641,916	-
Residential	24,591	-	220,967	245,558	121,082,203	121,327,761	-
Commercial	-	-	-	-	61,368,105	61,368,105	-
Consumer	-	-	-	-	288,454	288,454	-

Total	$207,247	$-	$220,967	$428,214	$525,482,833	$525,911,047	$-

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

At March 31, 2021, the Company had one nonaccrual commercial real estate loan totaling $4,407,829 and one nonaccrual residential real estate loan totaling $50,470. The loans were secured by real estate, business assets, and personal guarantees. Gross interest income of $61,924 would have been recorded for the three months ended March 31, 2021 if these nonaccrual loans had been current and performing in accordance with the original terms. The Company allocated $0 of its allowance for loan losses to these nonaccrual loans. The recorded investment of the nonaccrual loans was net of charge-offs and a nonaccretable discount totaling $8,176 at March 31, 2021.

At December 31, 2020, the Company had one nonaccrual commercial real estate loan totaling $4,407,829 and two nonaccrual residential real estate loans totaling $220,967. The loans were secured by real estate, business assets, and personal guarantees. Gross interest income of $13,395 would have been recorded in 2020 if these nonaccrual loans had been current and performing in accordance with the original terms. The Company allocated $0 of its allowance for loan losses to these nonaccrual loans. The recorded investment of the nonaccrual loans was net of charge-offs and a nonaccretable discount totaling $8,176 at December 31, 2020.

Impaired loans as of March 31, 2021 and December 31, 2020 are set forth in the following table:

	March 31	December 31,
	2021	2020

Impaired loans with no valuation allowance	$8,877,787	$9,188,535
Impaired loans with a valuation allowance	-	-
Total impaired loans	$8,877,787	$9,188,535
Valuation allowance related to impaired loans	$-	$-

Impaired loans include troubled debt restructurings (“TDRs”), which are loans that were modified to provide economic concessions to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance, or other actions. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months.

Section 4013 of the U.S. Government’s Coronavirus Aid, Relief, and Economic Security Act allows financial institutions to suspend application of certain current TDRs accounting guidance under ASC 310-40 for loan modifications related to the COVID-19 pandemic made between March 1, 2020 and the earlier of January 1, 2022 or 60 days after the end of the COVID-19 national emergency, provided certain criteria are met. This relief can be applied to loan modifications for borrowers that were not more than 30 days past due as of December 31, 2019 and to loan modifications that defer or delay the payment of principal or interest, or change the interest rate on the loan. In April 2020, federal and state banking regulators issued the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus to provide further interpretation of when a borrower is experiencing financial difficulty, specifically indicating that if the modification is either short-term (e.g., six months) or mandated by a federal or state government in response to the COVID-19 pandemic, the borrower is not experiencing financial difficulty under ASC 310-40. The Company continues to prudently work with borrowers negatively impacted by the COVID-19 pandemic while managing credit risks and recognizing appropriate allowance for loan losses on its loan portfolio. As of March 31, 2021, $15.9 million, or 3% of the Company’s loan portfolio, were granted three-month deferrals. None of these loans were classified as TDRs as of March 31, 2021 because they met the criteria discussed above.

The Company has provided loan modifications to its borrowers who are impacted by the COVID-19 pandemic. Modifications include deferrals of principal and interest for periods up to three months and interest only periods of three months. These deferrals can be extended for an additional three months, subject to approval by the Company. As of March 31, 2021, $15.9 million, or 3% of the Company’s loan portfolio, were granted three-month deferrals. None of these loans were classified as TDRs as of March 31, 2021 because they met the criteria discussed above.

The Company continues to prudently work with borrowers that have been negatively impacted by the COVID-19 pandemic while managing credit risks and recognizing appropriate allowance for loan losses on its loan portfolio. See Note 4 to the financial statements included elsewhere in this report for additional information.

At March 31, 2021, the Company had two commercial real estate loans totaling $2,236,410 and one residential real estate loan totaling $43,371 that were classified as TDRs. All are included in impaired loans above. At March 31, 2021, all three loans were paying as agreed. There have been no charge-offs or allowances associated with these three loans.

At December 31, 2020, the Company had two commercial real estate loans totaling $2,252,316 and one residential loan totaling $44,733 classified as TDRs. One of the commercial real estate loans with a principal balance of $182,656 was restructured as a TDR during 2020. All three loans are included in impaired loans above. Each loan is paying as agreed. There have been no charge-offs or allowances associated with these three loans

	March 31,	December 31,
	2021	2020

Restructured loans (TDRs):
Performing as agreed	$2,279,781	$2,297,049
Not performing as agreed	-	-
Total TDRs	$2,279,781	$2,297,049

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

The following table details activity in the allowance for loan losses by portfolio for the three-month periods ended March 31, 2021 and 2020 and the year ended December 31, 2020. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
March 31, 2021	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$2,230,129	$323,768	$-	$2,500	$2,556,397	$-	$2,556,397	$6,689,472	$305,552,307
Construction and land development	201,692	(39,269)	-	4,050	166,473	-	166,473	1,554,070	33,177,080
Residential	644,639	(154,755)	-	-	489,884	-	489,884	634,245	116,066,706
Commercial	111,390	(12,143)	-	-	99,247	-	99,247	-	60,064,503
Consumer	2,138	320	-	-	2,458	-	2,458	-	258,484
Unallocated	106,550	2,079	-	-	108,629	-	108,629	-	-
	$3,296,538	$120,000	$-	$6,550	$3,423,088	$-	$3,423,088	$8,877,787	$515,119,080

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
March 31, 2020	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,763,861	$149,860	$-	$2,000	$1,915,721	$-	$1,915,721	$2,071,836	$239,065,558
Construction and land development	192,828	13,677	-	3,600	210,105	-	210,105	-	19,574,506
Residential	478,124	1,629	-	-	479,753	-	479,753	49,342	75,057,346
Commercial	107,782	(16,720)	-	15,835	106,897	-	106,897	-	25,452,964
Consumer	4,133	824	-	-	4,957	-	4,957	-	285,801
Unallocated	46,987	(24,270)	-	-	22,717	-	22,717	-	-
	$2,593,715	$125,000	$-	$21,435	$2,740,150	$-	$2,740,150	$2,121,178	$359,436,175

						Allowance for loan losses		Outstanding loan
		Provision				ending balance evaluated		balances evaluated
	Beginning	for loan	Charge		Ending	for impairment:		for impairment:
December 31, 2020	balance	losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$1,763,861	$418,806	$-	$47,462	$2,230,129	$-	$2,230,129	$6,811,698	$302,473,113
Construction and land development	192,828	(5,536)	-	14,400	201,692	-	201,692	1,566,174	32,075,742
Residential	478,124	166,515	-	-	644,639	-	644,639	810,663	120,517,098
Commercial	107,782	(12,353)	-	15,961	111,390	-	111,390	-	61,368,105
Consumer	4,133	(1,995)	-	-	2,138	-	2,138	-	288,454
Unallocated	46,987	59,563	-	-	106,550	-	106,550	-	-
	$2,593,715	$625,000	$-	$77,823	$3,296,538	$-	$3,296,538	$9,188,535	$516,722,512

The provision for loan losses was $120,000 and $125,000 for the three months ended March 31, 2021 and 2020, respectively.

During the three-month periods ended March 31, 2021 and 2020, the Company had recoveries from loans written off in prior periods totaling $6,550 and $21,435, respectively, and no loan charge-offs in either period.

As of March 31, 2021, the Company had $9,469,300 of loans on a watch list, other than impaired loans, for which the borrowers have the potential for experiencing financial difficulties. As of December 31, 2020, the Company had $9,546,879 of such loans. These loans are subject to ongoing management attention and their classifications are reviewed regularly. Watch list loans include loans classified as Special Mention, Substandard, and Doubtful.

Investment Securities

Investments in debt securities increased by $19,238,507 or 24.8% to $96,794,312 at March 31, 2021 from $77,555,805 at December 31, 2020. At March 31, 2021 and December 31, 2020, the Company had classified 77% and 70%, respectively, of the investment portfolio as available for sale. The balance of the portfolio was classified as held to maturity.

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

The following table sets forth the carrying value of investments in debt securities at March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
Available for sale
State and municipal	$974,066	$986,532
SBA pools	1,713,871	1,783,807
Corporate bonds	6,674,003	6,797,431
Mortgage-backed securities	65,566,925	44,909,516
	$74,928,865	$54,477,286

Held to maturity
State and municipal	$21,865,447	$23,078,519

The following table sets forth the scheduled maturities of investments in debt securities at March 31, 2021:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Within 1 year	$-	$-	$489,060	$492,666
Over 1 to 5 years	4,634,500	4,756,528	795,231	810,700
Over 5 to 10 years	2,694,963	2,690,665	2,025,039	2,196,415
Over 10 years	200,736	200,876	18,556,117	19,241,395
	7,530,199	7,648,069	21,865,447	22,741,176
SBA Pools	1,748,461	1,713,871	-	-
Mortgage-backed securities	65,566,556	65,566,925	-	-
	$74,845,216	$74,928,865	$21,865,447	$22,741,176

SBA pools and mortgage-backed securities are due in monthly installments.

Other Real Estate Owned

Other real estate owned (“OREO”) at March 31, 2021 and December 31, 2020 included two properties with an aggregate carrying value of $1,411,605. The first property is an apartment building in Baltimore, Maryland with a carrying value of $1,411,605 that was obtained in the Merger. The property is under an optional sales contract with no projected closing date. The other property is land in Cecil County, Maryland with a carrying value of $0. It was acquired through foreclosure in 2007. The latter property consists of 10.43 acres and is currently under contract for a gross sales price of $295,000 with closing expected in 2021. Due to the length of time the property has been held, Maryland banking law required a write-down of the value to $0 in 2019.

Deposits

Total deposits increased by $29,839,728, or 5.2%, to $603,241,275 at March 31, 2021 from $573,401,547 at December 31, 2020. The increase in deposits was due to an $18,770,755 increase in noninterest-bearing accounts, a $16,890,659 increase in savings accounts, and a $1,784,145 increase in interest bearing checking accounts, offset by a $2,131,913 decrease in money market accounts and a $5,473,918 decrease in time deposits.

The following table shows the average balances and average costs of deposits for the three-month periods ended March 31, 2021 and 2020:

	March 31, 2021		March 31, 2020
	Average		Average
	Balance	Cost	Balance	Cost

Noninterest bearing demand deposits	$111,624,572	0.00%	$59,982,921	0.00%
Interest bearing demand deposits	83,532,279	0.26%	63,806,965	0.35%
Savings and money market deposits	199,036,116	0.15%	102,211,943	0.32%
Time deposits	194,296,941	0.96%	156,493,583	1.97%
	$588,489,908	0.40%	$382,495,412	0.95%

Liquidity Management

Liquidity describes our ability to meet financial obligations that arise out of the ordinary course of business. Liquidity is primarily needed to meet depositor withdrawal requirements, to fund loans, and to fund our other debts and obligations as they come due in the normal course of business. We maintain our asset liquidity position internally through short-term investments, the maturity distribution of the investment portfolio, loan repayments, and income from earning assets. On the liability side of the balance sheet, liquidity is affected by the timing of maturing liabilities and the ability to generate new deposits or borrowings as needed. The Bank is approved to borrow 75% of eligible pledged single-family residential loans and 50% of eligible pledged commercial loans as well as investment securities, or approximately $82.3 million under a secured line of credit with the Federal Home Loan Bank (“FHLB”). The Bank also has a facility with the Federal Reserve Bank of Richmond (the “Reserve Bank”) under which the Bank can borrow approximately $29.5 million. Finally, the Bank has $23,500,000 ($14,500,000 unsecured and $9,000,000 secured) of overnight federal funds lines of credit available from commercial banks. FHLB advances of $5,000,000 were outstanding as of March 31, 2021 and December 31, 2020. The Company borrowed $17,000,000 to facilitate the acquisition of Carroll as more fully described below. There were no borrowings from the Reserve Bank or our commercial bank lenders at March 31, 2021 and December 31, 2020. Management believes that we have adequate liquidity sources to meet all anticipated liquidity needs over the next 12 months. Management knows of no trend or event which is likely to have a material impact on our ability to maintain liquidity at satisfactory levels.

Borrowings and Other Contractual Obligations

The Company’s contractual obligations consist primarily of borrowings and operating leases for various facilities.

On September 30, 2020, the Company borrowed $17,000,000 from First Horizon Bank (“FHN”) for the purpose of funding a portion of the merger consideration that was payable to the stockholders of Carroll when it was merged with and into the Company on October 1, 2020. Net of issuance costs, the amount of the net long-term debt was $16,974,687 and $16,973,280 as of March 31, 2021 and December 31, 2020, respectively. The loan matures on September 30, 2025. The interest rate on the loan is fixed at 4.10%. The Company is required to make quarterly interest-only payments through October 1, 2021. The Company expects that the amount of these quarterly interest-only payments to be $174,250. During the remaining term of the loan, the Company is required to make quarterly interest and principal payments of approximately $646,472, which will be based on a nine-year straight-line amortization schedule. The remaining balance of approximately $9,916,667 will be due at maturity. To secure its obligations under this loan, the Company pledged all of its shares of common stock of the Bank to FHN.

Securities sold under agreements to repurchase represent overnight borrowings from customers. Securities owned by the Company which are used as collateral for these borrowings are primarily U.S. government agency securities.

Specific information about the Company’s borrowings and contractual obligations is set forth in the following table:

	September 30,	December 31,
	2020	2019
Amount oustanding at period-end:
Securities sold under repurchase agreements	$12,648,269	$24,753,972
Federal Home Loan Bank advances	5,000,000	5,000,000
Long-term debt (net of issuance costs)	16,974,687	16,973,280
Weighted average rate paid at period-end:
Securites sold under repurchase agreements	0.45%	0.61%
Federal Home Loan Bank advances	1.00%	1.00%
Long-term debt	4.10%	4.10%

The Federal Home Loan Bank advances and the long-term debt outstanding at March 31, 2021 will require the following principal payments:

Year ending December 31, 2022	1,888,889
Year ending December 31, 2023	1,888,889
Year ending December 31, 2024	1,888,889
Year ending December 31, 2025	16,333,333

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

The following table presents actual and required capital ratios as of March 31, 2021 and December 31, 2020 for the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of March 31, 2021 and December 31, 2020, based on the phase-in provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

			Minimum		To Be Well
(Dollars in thousands)	Actual		Capital Adequacy		Capitalized
March 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$65,177	12.59%	$54,344	10.50%	$51,756	10.00%
Tier 1 capital (to risk-weighted assets)	61,754	11.93%	43,993	8.50%	41,405	8.00%
Common equity tier 1 (to risk- weighted assets)	61,754	11.93%	36,229	7.00%	33,642	6.50%
Tier 1 leverage (to average assets)	61,754	9.19%	26,884	4.00%	33,605	5.00%

December 31, 2020

Total capital (to risk-weighted assets)	$63,400	12.62%	$52,732	10.50%	$50,221	10.00%
Tier 1 capital (to risk-weighted assets)	60,104	11.97%	42,688	8.50%	40,177	8.00%
Common equity tier 1 (to risk- weighted assets)	60,104	11.97%	35,155	7.00%	32,644	6.50%
Tier 1 leverage (to average assets)	60,104	9.05%	26,569	4.00%	33,211	5.00%

The Company intends to fund future growth primarily with cash, federal funds, maturities of investment securities and deposit growth. Management knows of no other trend or event that will have a material impact on capital.

Off-Balance Sheet Arrangements

In the normal course of business, the Bank makes commitments to extend credit and issues standby letters of credit. Outstanding loan commitments, unused lines of credit, and letters of credit as of March 31, 2021 and December 31, 2020 are as follows:

	March 31,	December 31,
	2021	2020

Loan commitments
Construction and land development	$425,000	$4,668,250
Commercial	2,233,720	1,000,000
Consumer	30,000	-
Commercial real estate	25,968,100	15,772,020
Residential	6,677,250	4,668,750
	$35,334,070	$26,109,020

Unused lines of credit
Home-equity lines	$13,777,640	$13,716,894
Commercial lines	27,787,549	23,996,679
	$41,565,189	$37,713,573

Letters of credit	$1,553,018	$1,891,428

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

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended March 31, 2021 and 2020

General

Net income for the three months ended March 31, 2021 was $2,029,575, compared to $843,307 for the same period of 2020. The increase of $1,186,268, or 140.7%, was due to a $1,807,921 increase in net interest income, a $254,943 increase in noninterest income, and a $5,000 decrease in the loan loss provision, offset by a $448,811 increase in noninterest expenses and a $432,785 increase in income taxes.

The Company incurred significant one-time costs during 2020 in connection with the Company’s acquisition of Carroll. The table below provides a comparison of the Company’s results for the first quarter of 2021 versus the same period of the prior year with and without $179,824 of acquisition costs incurred during the first quarter of 2020.

	Three Months Ended
	March 31, 2021	March 31, 2020
			Excluding
	As Reported	As Reported	Acquisition Costs

Income before taxes	$2,615,276	$996,223	$1,176,047
Income taxes	585,701	152,916	202,399
Net income	$2,029,575	$843,307	$973,648
Earnings per share	$0.67	$0.28	$0.33
Return on average assets	1.19%	0.75%	0.87%
Return on average equity	15.37%	6.72%	7.76%

Net Interest Income

Net interest income, which is the difference between interest income on loans and investments and interest expense on deposits and borrowings, was $5,573,455 for the three months ended March 31, 2021, compared to $3,765,534 for the same period of 2020.

Total interest income for the three months ended March 31, 2021 was $6,370,592, compared to $4,710,036 for the same period of 2020, an increase of $1,660,556, or 35.3%.

Total interest income on loans for the three months ended March 31, 2021 increased by $1,662,003 when compared to the same period of 2021 due to a $162.8 million higher average loan balance for the first three months of 2021 when compared to the same period of 2020, offset by a lower loan yield of 4.54% for the first three months of 2021 versus 4.74% for the same period of 2020. Investment income for the first three months of 2021 increased by $17,208, or 4.9%, when compared to the same period of 2020 due to a $49.3 million higher average investment balance, offset by a decrease in fully-taxable equivalent yield to 1.60% for three months ended March 31, 2021, compared to 2.86% for the same period of 2020. The fully-taxable equivalent yield on total interest-earning assets decreased 50 basis points to 3.92% for the three months ended March 31, 2021 compared to 4.42% for the same period of 2020. The average balance of total interest-earning assets increased by $225.4 million to $655.4 million for the three months ended March 31, 2021, compared to $430.0 million for the same period of 2020.

Total interest expense for the three months ended March 31, 2021 was $797,137, compared to $944,502 for the same period of 2020, a decrease of $147,365, or 15.6%. The decrease was due to a lower overall cost of funds on interest bearing deposits and borrowings of 0.63% for the three months ended March 31, 2021, compared to 1.13% for the same period of 2020, offset by a $176.2 million increase in the average balance of interest-bearing liabilities to $509.3 million in the first three months of 2021, compared to $333.0 million in the same period of 2020. Cost of funds for time deposits decreased to 0.96% for the three months ended March 31, 2021 from 1.97% for the same period of 2020. Securities sold under repurchase agreements cost of funds decreased to 0.52% for the first three months of 2021 from 1.47% for the first three months of 2020.

Average noninterest-earning assets increased by $5.2 million to $23.0 million in the first three months of 2021, compared to $17.8 million in the same period of 2020. Average noninterest-bearing deposits increased by $51.6 million to $111.6 million during the first three months of 2021, compared to $60.0 million in the same period of 2020. The average balance in stockholders’ equity increased by $2.6 million for the three months ended March 31, 2021, when compared with the same period of 2020.

The following table sets forth information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities for the three-month periods ended March 31, 2021 and 2020. Average balances are also provided for noninterest-earning assets and noninterest-bearing liabilities.

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
Assets:
Loans	$527,459,924	$5,984,657	4.54%	$364,706,926	$4,322,654	4.74%
Securities, taxable	83,279,735	212,244	1.02%	37,155,531	211,746	2.28%
Securities, tax exempt	21,150,879	206,367	3.90%	18,023,848	183,275	4.07%
Federal funds sold and other interest-earning assets	23,532,775	14,818	0.25%	10,125,466	34,059	1.35%
Total interest-earning assets	655,423,313	6,418,086	3.92%	430,011,771	4,751,734	4.42%
Noninterest-earning assets	23,003,563			17,754,285
Total assets	$678,426,876			$447,766,056

Liabilities and Stockholders’ Equity:
NOW, savings, and money market	$282,568,395	130,585	0.18%	$166,018,908	136,947	0.33%
Certificates of deposit	194,296,941	464,935	0.96%	156,493,583	769,252	1.97%
Securities sold under repurchase agreements	10,445,266	13,511	0.52%	10,391,770	38,194	1.47%
Long-term debt	16,973,984	175,656	4.14%	-	-	-
FHLB advances and other borrowings	5,000,000	12,450	1.00%	131,958	109	0.33%
Total interest-bearing liabilities	509,284,586	797,137	0.63%	333,036,219	944,502	1.13%

Noninterest-bearing deposits	111,624,572			59,982,921
Noninterest-bearing liabilities	4,694,670			4,539,576
Total liabilities	625,603,828			397,558,716
Stockholders' equity	52,823,048			50,207,340
Total liabilities and stockholders' equity	$678,426,876			$447,766,056

Net interest income		$5,620,949			$3,807,232

Interest rate spread			3.29%			3.29%

Net yield on interest-earning assets			3.43%			3.54%

Ratio of average interest-earning assets to Average interest-bearing liabilities			128.69%			129.12%

Interest on tax-exempt securities and other tax-exempt investments are reported on fully taxable equivalent basis.

Noninterest Income

Noninterest income for the three months ended March 31, 2021 was $556,945, compared to $302,002 for the same period of 2020, an increase of $254,943, or 84.4%. The increase was primarily a result of a $194,010 increase in mortgage banking income, a $28,107 increase in bank owned life insurance income, and a $37,613 gain on the sale of a former Carroll branch office.

Noninterest Expense

Noninterest expense for the three months ended March 31, 2021 totaled $3,395,124, compared to $2,946,313 for the same period of 2020, an increase of $448,811, or 15.2%. The increase was due primarily to, increases in salaries and benefits of $297,203, in occupancy, furniture and equipment of $103,294, and in other of $228,138, offset by a decrease in costs incurred related to the acquisition of Carroll of $179,824. The increases are all a result of the employees, locations, and customers added from the acquisition of Carroll.

Income Tax Expense

Income tax expense for the three months ended March 31, 2021 was $585,701, compared to $152,916 for the same period of 2020. The effective tax rate was 22.4% for the three months ended March 31, 2021, compared to 15.3% for the same period of 2020. The increase in income tax expense was due primarily to higher income before income taxes and a lower percentage of tax exempt revenue for the three months ended March 31, 2021 when compared to the same period in 2020.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk is interest rate fluctuation and we have procedures in place to evaluate and mitigate this risk. This market risk and our procedures are described in Item 7 of Part II the on Form 10-K under the heading, “Interest Rate Risk”, which provides information as of December 31, 2020. Management believes that no material changes in market risk or our procedures used to evaluate and mitigate these risks have occurred since December 31, 2020.

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

An evaluation of the effectiveness of these disclosure controls as of March 31, 2021 was carried out under the supervision and with the participation of management, including the PEO and the PFO. Based on that evaluation, management, including the PEO and the PFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the quarter ended March 31, 2021, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FARMERS AND MERCHANTS BANCSHARES, INC.

Date: May 17, 2021	/s/ James R. Bosley, Jr.
James R. Bosley, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date May 17, 2021	/s/ Mark C. Krebs
Mark C. Krebs,
Treasurer and Chief Financial Officer
(Principal Financial Officer & Principal Accounting Officer)