Form 10-Q
period 2021-06-30
Farmers & Merchants Bancshares, Inc.
filed 2021-08-16
CIK 1698022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,023,487 as of August 6, 2021.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30,	December 31,
	2021	2020
	(Unaudited)
Assets

Cash and due from banks	$31,687,027	$39,898,557
Federal funds sold and other interest-bearing deposits	769,123	1,077,113
Cash and cash equivalents	32,456,150	40,975,670
Certificates of deposit in other banks	350,000	850,000
Securities available for sale, at fair value	98,251,607	54,477,286
Securities held to maturity, at cost	21,401,599	23,078,519
Equity security at fair value	547,914	552,566
Restricted stock, at cost	675,169	900,500
Mortgage loans held for sale	1,317,820	1,673,350
Loans, less allowance for loan losses of $3,404,168 and $3,296,538	517,356,334	521,690,514
Premises and equipment, net	6,304,771	7,736,556
Accrued interest receivable	1,777,967	2,057,491
Deferred income taxes, net	1,521,861	1,219,668
Other real estate owned	1,411,605	1,411,605
Bank owned life insurance	15,150,383	11,297,342
Goodwill and other intangibles	7,055,274	7,059,408
Other assets	1,908,201	2,336,607
	$707,486,655	$677,317,082

Liabilities and Stockholders' Equity

Deposits
Noninterest-bearing	$126,712,827	$103,155,113
Interest-bearing	485,417,230	470,246,434
Total deposits	612,130,057	573,401,547
Securities sold under repurchase agreements	13,686,564	24,753,972
Federal Home Loan Bank of Atlanta advances	5,000,000	5,000,000
Long-term debt, net of issuance costs	16,976,093	16,973,280
Accrued interest payable	154,780	409,622
Other liabilities	5,123,819	5,049,178
	653,071,313	625,587,599
Stockholders' equity
Common stock, par value $.01 per share, authorized 5,000,000 shares; issued and outstanding 3,023,487 in 2021 and 3,011,255 in 2020	30,235	30,113
Additional paid-in capital	28,557,249	28,294,139
Retained earnings	25,917,571	22,698,954
Accumulated other comprehensive (loss) income	(89,713)	706,277
	54,415,342	51,729,483
	$707,486,655	$677,317,082

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

Interest income
Loans, including fees	$5,783,660	$4,393,267	$11,768,317	$8,715,921
Investment securities - taxable	329,731	191,255	540,955	401,761
Investment securities - tax exempt	152,412	154,699	312,986	298,783
Federal funds sold and other interest earning assets	15,308	16,007	29,445	48,799
Total interest income	6,281,111	4,755,228	12,651,703	9,465,264

Interest expense
Deposits	533,437	832,464	1,128,957	1,738,663
Securities sold under repurchase agreements	14,972	39,496	28,483	77,690
Federal Home Loan Bank advances and other borrowings	190,181	12,865	378,287	12,974
Total interest expense	738,590	884,825	1,535,727	1,829,327
Net interest income	5,542,521	3,870,403	11,115,976	7,635,937

(Recovery of) provision for loan losses	(20,000)	350,000	100,000	475,000

Net interest income after (recovery of) provision for loan losses	5,562,521	3,520,403	11,015,976	7,160,937

Noninterest income
Service charges on deposit accounts	176,483	117,658	335,674	276,213
Mortgage banking income	240,666	350,110	496,933	412,367
Bank owned life insurance income	82,922	43,211	153,041	85,223
Gain on sale of premises and equipment	-	-	37,613	-
Fair value adjustment on equity security	511	4,535	(8,158)	13,045
Gain on sale of SBA loans	-	63,635	-	63,635
Gain on premium call of debt security	-	-	8,569	-
Other fees and commissions	47,974	29,077	81,829	59,745
Total noninterest income	548,556	608,226	1,105,501	910,228

Noninterest expense
Salaries	1,844,736	1,296,278	3,471,074	2,651,197
Employee benefits	438,133	359,450	911,021	806,554
Occupancy	245,318	185,394	495,530	368,546
Furniture and equipment	183,689	165,812	380,372	326,261
Acquisition	-	165,096	-	344,920
Other	797,257	689,973	1,646,260	1,310,838
Total noninterest expense	3,509,133	2,862,003	6,904,257	5,808,316

Income before income taxes	2,601,944	1,266,626	5,217,220	2,262,849
Income taxes	569,725	230,571	1,155,426	383,487
Net income	$2,032,219	$1,036,055	$4,061,794	$1,879,362

Earnings per share - basic and diluted	$0.67	$0.35	$1.35	$0.63

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Net income	$2,032,219	$1,036,055	$4,061,794	$1,879,362

Other comprehensive income (loss), net of income taxes:

Securities available for sale
Net unrealized gain (loss) arising during the period	(207,421)	883,144	(1,106,751)	1,055,835
Reclassification adjustment for realized gains and losses included in net income	-	-	8,569	-
Total unrealized gain (loss) on investment securities available for sale	(207,421)	883,144	(1,098,182)	1,055,835

Income tax expense (benefit)	(57,077)	243,019	(302,192)	290,539
Total other comprehensive income (loss)	(150,344)	640,125	(795,990)	765,296

Total comprehensive income	$1,881,875	$1,676,180	$3,265,804	$2,644,658

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Three and six months Ended June 30, 2021 and 2020

(Unaudited)

			Additional		Accumulated other	Total
	Common stock		paid-in	Retained	comprehensive	stockholders'
	Shares	Par value	capital	earnings	income (loss)	equity
Three months ended June 30, 2020
Balance, March 31, 2020	2,974,019	$29,740	$27,812,991	$22,411,468	$167,795	$50,421,994

Net income	-	-	-	1,036,055	-	1,036,055
Other comprehensive income	-	-	-	-	640,125	640,125
Cash dividends, $0.26 per share	-	-	-	(773,464)	-	(773,464)
Dividends reinvested	17,944	180	241,167	-	-	241,347

Balance, June 30, 2020	2,991,963	$29,920	$28,054,158	$22,674,059	$807,920	$51,566,057

Six months ended June 30, 2020
Balance, December 31, 2019	2,974,019	$29,740	$27,812,991	$21,568,161	$42,624	$49,453,516

Net income	-	-	-	1,879,362	-	1,879,362
Other comprehensive income	-	-	-	-	765,296	765,296
Cash dividends, $0.26 per share	-	-	-	(773,464)	-	(773,464)
Dividends reinvested	17,944	180	241,167	-	-	241,347

Balance, June 30, 2020	2,991,963	$29,920	$28,054,158	$22,674,059	$807,920	$51,566,057

Three months ended June 30, 2021
Balance, March 31, 2021	3,011,255	$30,113	$28,294,139	$24,728,529	$60,631	$53,113,412

Net income	-	-	-	2,032,219	-	2,032,219
Other comprehensive loss	-	-	-	-	(150,344)	(150,344)
Cash dividends, $0.28 per share	-	-	-	(843,177)	-	(843,177)
Dividends reinvested	12,232	122	263,110	-	-	263,232

Balance, June 30, 2021	3,023,487	$30,235	$28,557,249	$25,917,571	$(89,713)	$54,415,342

Six months ended June 30, 2021
Balance, December 31, 2020	3,011,255	$30,113	$28,294,139	$22,698,954	$706,277	$51,729,483

Net income	-	-	-	4,061,794	-	4,061,794
Other comprehensive loss	-	-	-	-	(795,990)	(795,990)
Cash dividends, $0.28 per share	-	-	-	(843,177)	-	(843,177)
Dividends reinvested	12,232	122	263,110	-	-	263,232

Balance, June 30, 2021	3,023,487	$30,235	$28,557,249	$25,917,571	$(89,713)	$54,415,342

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

Six Months Ended June 30,	2021	2020

Cash flows from operating activities
Interest received	$13,180,690	$9,404,760
Fees and commissions received	914,436	748,326
Interest paid	(1,931,141)	(1,866,535)
Proceeds from sale of mortgage loans held for sale	24,664,376	21,655,071
Origination of mortgage loans held for sale	(24,308,846)	(22,887,047)
Cash paid to suppliers and employees	(6,385,841)	(5,413,489)
Income taxes paid, net of refunds received	(650,000)	-
	5,483,674	1,641,086

Cash flows from investing activities
Proceeds from maturity and call of securities
Available for sale	17,250,486	6,711,028
Held to maturity	2,078,569	500,000
Purchase of securities
Available for sale	(62,471,145)	(19,890,543)
Held to maturity	(342,062)	(3,065,625)
Purchases of certificates of deposit	500,000	(1,500,000)
Loans made to customers, net of principal collected	3,981,211	(26,132,027)
Proceeds from sale of loans	-	683,885
Redemption(purchase) of stock in FHLB of Atlanta	225,331	(235,100)
Purchase of bank owned life insurance	(3,700,000)	-
Proceeds from sale of premises and equipment	1,359,613	-
Purchases of premises, equipment and software	(113,873)	(148,898)
	(41,231,870)	(43,077,280)

Cash flows from financing activities
Net increase (decrease) in
Noninterest-bearing deposits	23,557,714	25,292,071
Interest-bearing deposits	15,318,315	29,255,715
Securities sold under repurchase agreements	(11,067,408)	292,803
Federal Home Loan Bank of Atlanta advances	-	5,000,000
Dividends paid, net of reinvestments	(579,945)	(532,117)

	27,228,676	59,308,472

Net increase in cash and cash equivalents	(8,519,520)	17,872,278

Cash and cash equivalents at beginning of period	40,975,670	9,121,352
Cash and cash equivalents at end of period	$32,456,150	$26,993,630

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

Six Months Ended June 30,	2021	2020

Reconciliation of net income to net cash provided by operating activities
Net income	$4,061,794	$1,879,362
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	241,912	164,949
Provision for loan losses	100,000	475,000
Amortization of right of use asset	15,475	17,215
Equity security dividends reinvested	(3,506)	(5,440)
Fair value adjustment on equity securities	8,158	(13,045)
Gain on sale of SBA loans	-	(63,635)
Gain on sale of premises and equipment	(37,613)	-
Gain on premium call of debt security	(8,569)	-
Amortization of debt issuance costs	2,813	-
Amortization of premiums and accretion of discounts, net	130,805	154,435
Bank owned life insurance cash surrender value	(153,041)	(85,222)
Increase (decrease) in
Deferred loan fees and costs, net	275,916	649,928
Accrued interest payable	(254,842)	(37,208)
Other liabilities	133,891	419,608
Decrease (increase) in
Mortgage loans held for sale	355,530	(1,231,976)
Accrued interest receivable	279,524	(704,992)
Other assets	335,427	22,107
	$5,483,674	$1,641,086

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1.	Principles of consolidation

The consolidated financial statements include the accounts of Farmers and Merchants Bancshares, Inc. and its wholly owned subsidiaries, Farmers and Merchants Bank (the “Bank”), and Series Protected Cell FCB-4 (the “Insurance Subsidiary”), and one subsidiary of the Bank, Reliable Community Financial Services, Inc. (collectively the “Company”, “we”, “us”, or “our”). The Insurance Subsidiary constitutes an investment in a series of membership interests, 100% owned by the Company, issued by First Community Bankers Insurance Co., LLC, a Tennessee “series” limited liability company and licensed property and casualty insurance company. Intercompany balances and transactions have been eliminated. This includes the insurance premium paid by the Bank to the Insurance Subsidiary through an intermediary. Effective October 1, 2020, the Company acquired Carroll Bancorp, Inc. and its wholly-owned subsidiary, Carroll Community Bank (collectively, “Carroll”), both of which were based in Eldersburg, Maryland, through a series of merger transactions (the “Merger”). The results of operations and assets acquired and liabilities assumed from Carroll are included only from the effective date of the Merger. The comparability of the Company's results of operations for the three and six months ended June 30, 2021, and 2020 have been impacted by the Merger.

2.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods have been made. Such adjustments were normal and recurring in nature. The results of operations for the three- and six- months ended June 30, 2021 do not necessarily reflect the results that may be expected for the fiscal year ending December 31, 2021 or any future interim period. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2020, which are included in Farmers and Merchants Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Historical valuation allowances are calculated based on the historical loss experience of specific types of loans. The Company calculates historical loss ratios for pools of similar loans with similar characteristics based on the proportion of actual charge-offs experienced to the total population of loans in the pool over the prior twenty quarters. The historical loss ratios are updated quarterly based on actual charge-off experience. A historical valuation allowance is established for each pool of similar loans based upon the product of the historical loss ratio and the total dollar amount of the loans in the pool.

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

Loans acquired through business combinations that do not meet the specific criteria of ASC 310-30 are accounted for under ASC 310-20, Receivables - Nonrefundable Fees and Other Costs. These loans are initially recorded at fair value, and include credit and interest rate marks associated with acquisition accounting adjustments. Purchase premiums or discounts are subsequently amortized as an adjustment to yield over the estimated contractual lives of the loans. There is no allowance for loan losses established at the acquisition date for acquired performing loans. An allowance for loan losses is recorded for any credit deterioration in these loans subsequent to acquisition which is evaluated quarterly based on a comparison of the remaining fair value discount to the required allowance under appropriate methodology.

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

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

3.	Investment Securities

Investments in debt securities are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
June 30, 2021	cost	gains	losses	value

Available for sale

State and municipal	$756,552	$14,425	$-	$770,977
SBA pools	1,682,144	1,957	27,013	1,657,088
Corporate bonds	7,955,863	121,417	2,694	8,074,586
Mortgage-backed securities	87,980,820	672,743	904,607	87,748,956
	$98,375,379	$810,542	$934,314	$98,251,607

Held to maturity

State and municipal	$21,401,599	$1,013,209	$56,888	$22,357,920

	Amortized	Unrealized	Unrealized	Fair
December 31, 2020	cost	gains	losses	value

Available for sale

State and municipal	$962,438	$24,094	$-	$986,532
SBA pools	1,822,226	-	38,419	1,783,807
Corporate bonds	6,692,156	108,172	2,897	6,797,431
Mortgage-backed securities	44,026,055	941,987	58,526	44,909,516
	$53,502,875	$1,074,253	$99,842	$54,477,286

Held to maturity

State and municipal	$23,078,519	$1,177,125	$10,858	$24,244,786

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

3.	Investment Securities (continued)

Contractual maturities, shown below, will differ from actual maturities because borrowers and issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
June 30, 2021	cost	value	cost	value

Within one year	$499,816	$511,785	$-	$-
Over one to five years	4,122,839	4,234,922	796,579	811,970
Over five to ten years	4,089,760	4,098,856	2,032,001	2,101,343
Over ten years	-	-	18,573,019	19,444,607
	8,712,415	8,845,563	21,401,599	22,357,920
Mortgage-backed securities and SBA pools, due in monthly installments	89,662,964	89,406,044	-	-
	$98,375,379	$98,251,607	$21,401,599	$22,357,920

December 31, 2020

Within one year	$505,372	$502,475	$487,741	$496,463
Over one to five years	4,646,388	4,755,483	793,876	813,523
Over five to ten years	2,300,591	2,323,451	2,476,827	2,687,063
Over ten years	202,243	202,554	19,320,075	20,247,737
	7,654,594	7,783,963	23,078,519	24,244,786
Mortgage-backed securities and SBA pools, due in monthly installments	45,848,281	46,693,323	-	-
	$53,502,875	$54,477,286	$23,078,519	$24,244,786

Securities with a carrying value of $23,432,296 and $34,958,212 as of June 30, 2021 and December 31, 2020, respectively, were pledged as collateral for government deposits and securities sold under repurchase agreements.

During the six months ended June 30, 2021, the Company received proceeds of $513,845 from the call at a premium of an available for sale investment security. The Company realized an $8,569 gain on the call of the security. There were no sales of securities during the six months ended June 30, 2020.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

3.	Investment Securities (continued)

The following table sets forth the Company’s gross unrealized losses on a continuous basis for investments in debt securities, by category and length of time, at June 30, 2021 and December 31, 2020.

June 30, 2021	Less than 12 months		12 months or more		Total
Description of investments	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

State and municipal	$1,538,840	$56,888	$-	$-	$1,538,840	$56,888
SBA pools	-	-	1,338,764	27,013	1,338,764	27,013
Corporate bonds	1,610,022	2,694	-	-	1,610,022	2,694
Mortgage-backed securities	50,748,391	894,680	943,976	9,927	51,692,367	904,607
Total	$53,897,253	$954,262	$2,282,740	$36,940	$56,179,993	$991,202

December 31, 2020	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
Description of investments	Fair value	losses	Fair value	losses	Fair value	losses

State and municipal	$719,430	$10,858	$-	$-	$719,430	$10,858
SBA pools	-	-	1,783,807	38,419	1,783,807	38,419
Corporate bonds	502,754	2,897	-	-	502,754	2,897
Mortgage-backed securities	9,286,525	57,987	96,652	539	9,383,177	58,526
Total	$10,508,709	$71,742	$1,880,459	$38,958	$12,389,168	$110,700

Management has the ability and intent to hold securities classified as held to maturity until they mature, at which time the Company should receive full value for the securities. As of June 30, 2021 and December 31, 2020, management did not have the intent to sell any of the held to maturity or available for sale securities with unrealized losses before a recovery of cost. The unrealized losses detailed in the table above were due to increases in market interest rates over the yields available at the time the underlying securities were purchased as well as other market conditions for each particular security based upon the structure and remaining principal balance. The fair values of the debt securities are expected to recover as the securities approach their maturity dates or repricing dates or if market yields for such investments decline. Based on the foregoing factors, as of June 30, 2021 and December 31, 2020, management believes that these unrealized losses are temporary and, accordingly, have not been recognized in the Company’s consolidated statement of income. At June 30, 2021, 46 available for sale and 3 held to maturity investments had unrealized losses.

At June 30, 2021, none of the available for sale or held to maturity investments were impaired. In determining whether other-than-temporary impairment exists, management considers many factors, including (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) whether the Bank intends to sell the security, whether it is more likely than not that the Bank will be required to sell the security before recovery of its amortized cost basis, and whether the Bank expects to recover the security’s entire amortized cost basis. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

The factors considered in evaluating securities for impairment include whether the Bank intends to sell the security, whether it is more likely than not that the Bank will be required to sell the security before recovery of its amortized cost basis, and whether the Bank expects to recover the security’s entire amortized cost basis.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

4.	Loans

Major categories of loans are as follows:

	June 30,	December 31,
	2021	2020
Real estate:
Commercial	$319,322,780	$309,284,811
Construction and land development	31,411,527	33,641,916
Residential	119,493,617	121,327,761
Commercial	51,330,242	61,368,105
Consumer	402,457	288,454
	521,960,623	525,911,047
Less: Allowance for loan losses	3,404,168	3,296,538
Deferred origination fees net of costs	1,200,121	923,995
	$517,356,334	$521,690,514

Commercial loans in the table above include $26.5 million and $31.1 million of Paycheck Protection Program (“PPP”) loans as of June 30, 2021 and December 31, 2020, respectively, which are 100% guaranteed by the Small Business Administration (“SBA”). $22.0 million were originated during the six months ended June 30, 2021. A substantial portion of the PPP loans in the Company’s portfolio are expected to be forgiven by the SBA. During the six months ended June 30, 2021, the Company collected approximately $1,037,000 in fees from the SBA in connection with the originations of the PPP loans. The fees, net of related origination costs, are being recognized as interest income over the term of the loans using the straight-line method, with accelerated recognition when the loan pays off before maturity through SBA forgiveness or other means.

Nonaccrual loans, segregated by class of loans, were as follows:

	June 30,	December 31,
	2021	2020
Real estate:
Commercial	$4,388,004	$4,407,829
Residential	31,500	220,967
	$4,419,504	$4,628,796

At June 30, 2021, the Company had one nonaccrual commercial real estate loan totaling $4,388,004 and one nonaccrual residential real estate loan totaling $31,500. The loans were secured by real estate, business assets, and personal guarantees. Gross interest income of $124,308 would have been recorded for the six months ended June 30, 2021 if these nonaccrual loans had been current and performing in accordance with the original terms. The Company allocated $0 of its allowance for loan losses to these nonaccrual loans. The recorded investment of the nonaccrual loans was net of charge-offs and a nonaccretable discount totaling $8,176 at June 30, 2021.

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

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

4.	Loans (continued)

An age analysis of past due loans, segregated by type of loan, is as follows:

			90 Days				Past Due 90
	30 - 59 Days	60 - 89 Days	or More	Total		Total	Days or More
	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing
June 30, 2021
Real estate:
Commercial	$-	$-	$-	$-	$319,322,780	$319,322,780	$-
Construction and land development	-	-	-	-	31,411,527	31,411,527	-
Residential	-	-	31,500	31,500	119,462,117	119,493,617	-
Commercial	-	-	-	-	51,330,242	51,330,242	-
Consumer	-	-	-	-	402,457	402,457	-
Total	$-	$-	$31,500	$31,500	$521,929,123	$521,960,623	$-

December 31, 2020
Real estate:
Commercial	$182,656	$-	$-	$182,656	$309,102,155	$309,284,811	$-
Construction and land development	-	-	-	-	33,641,916	33,641,916	-
Residential	24,591	-	220,967	245,558	121,082,203	121,327,761	-
Commercial	-	-	-	-	61,368,105	61,368,105	-
Consumer	-	-	-	-	288,454	288,454	-
Total	$207,247	$-	$220,967	$428,214	$525,482,833	$525,911,047	$-

Impaired loans, segregated by class of loans with average recorded investment and interest recognized for the six months ended June 30, 2021 and the year ended December 31, 2020, are set forth in the following table:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded	Interest
	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
June 30, 2021
Commercial real estate	$6,609,506	$6,609,506	$-	$6,609,506	$-	$6,634,826	$56,179
Construction and land development	-	-	-	-	-	-	-
Residential real estate	42,005	42,005	-	42,005	-	43,369	857
	$6,651,511	$6,651,511	$-	$6,651,511	$-	$6,678,195	$57,036

December 31, 2020
Commercial real estate	$6,660,145	$6,660,145	$-	$6,660,145	$-	$4,448,343	$345,570
Construction and land development	-	-	-	-	-	-	-
Residential real estate	44,733	44,733	-	44,733	-	430,360	2,139
	$6,704,878	$6,704,878	$-	$6,704,878	$-	$4,878,703	$347,709

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

4.	Loans (continued)

Impaired loans include troubled debt restructurings (“TDRs”), which are loans that have been modified to provide economic concessions to borrowers who have experienced financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance, or other actions. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months.

At June 30, 2021, the Company had two commercial real estate loans totaling $2,221,502 and one residential real estate loan totaling $42,005 that were classified as TDRs. All are included in impaired loans above. At June 30, 2021, all three loans were paying as agreed. There have been no charge-offs or allowances associated with these three loans.

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

Section 4013 of the U.S. Government’s Coronavirus Aid, Relief, and Economic Security Act allows financial institutions to suspend application of certain current TDRs accounting guidance under ASC 310-40 for loan modifications related to the COVID-19 pandemic made between March 1, 2020 and the earlier of January 1, 2022 or 60 days after the end of the COVID-19 national emergency, provided certain criteria are met. This relief can be applied to loan modifications for borrowers that were not more than 30 days past due as of December 31, 2019 and to loan modifications that defer or delay the payment of principal or interest, or change the interest rate on the loan. In April 2020, federal and state banking regulators issued the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus to provide further interpretation of when a borrower is experiencing financial difficulty, specifically indicating that if the modification is either short-term (e.g., six months) or mandated by a federal or state government in response to the COVID-19 pandemic, the borrower is not experiencing financial difficulty under ASC 310-40. The Company continues to prudently work with borrowers negatively impacted by the COVID-19 pandemic while managing credit risks and recognizing appropriate allowance for loan losses on its loan portfolio. As of June 30, 2021, $5.1 million, or 1% of the Company’s loan portfolio, were granted three-month deferrals. None of these loans were classified as TDRs as of June 30, 2021 because they met the criteria discussed above.

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

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

4.	Loans (continued)

Loans by credit grade, segregated by loan type, are as follows:

		Above			Pass	Special
June 30, 2021	Excellent	average	Average	Acceptable	watch	mention	Substandard	Doubtful	Total

Real estate:
Commercial	$-	$1,678,287	$87,503,664	$113,377,554	$103,216,843	$5,700,716	$7,845,716	$-	$319,322,780
Construction and land development	-	-	5,758,191	11,984,373	8,893,951	1,841,696	2,933,316	-	31,411,527
Residential	49,334	902,490	57,430,049	48,605,991	9,981,116	-	2,524,637	-	119,493,617
Commercial	26,227,641	-	6,978,988	13,448,027	4,675,586	-	-	-	51,330,242
Consumer	8,279	227,779	131,465	4,668	13,854	-	-	16,412	402,457
	$26,285,254	$2,808,556	$157,802,357	$187,420,613	$126,781,350	$7,542,412	$13,303,669	$16,412	$521,960,623

		Above			Pass	Special
December 31, 2020	Excellent	average	Average	Acceptable	watch	mention	Substandard	Doubtful	Total

Real estate:
Commercial	$-	$2,010,472	$96,178,011	$87,860,036	$108,045,730	$5,951,177	$9,239,385	$-	$309,284,811
Construction and land development	-	-	2,962,300	15,944,499	13,168,844	-	1,566,273	-	33,641,916
Residential	36,285	1,026,824	63,811,389	40,947,548	12,579,311	-	2,926,404	-	121,327,761
Commercial	32,088,058	-	10,037,516	13,532,170	5,710,361	-	-	-	61,368,105
Consumer	13,729	109,955	131,171	6,671	15,663	-	-	11,265	288,454
	$32,138,072	$3,147,251	$173,120,387	$158,290,924	$139,519,909	$5,951,177	$13,732,062	$11,265	$525,911,047

The principal balance of loans in the Pass/Watch category as of June 30, 2021 and December 31, 2020 include loans that were granted payment deferrals due to COVID -19. The loans were downgraded to the Pass/Watch category if they were in a higher rated category at the time the deferral was granted. Loans that completed their initial 90 day deferral and are making scheduled payments again are being re-evaluated on a loan by loan basis to determine if they warrant upgrading.

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

The following table details activity in the allowance for loan losses by portfolio for the six-month periods ended June 30, 2021 and 2020 and for the year ended December 31, 2020. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

						Allowance for loan losses ending			Outstanding loan balances
		Provision				balance evaluated for impairment:			evaluated for impairment:
	Beginning	for loan	Charge		Ending	Purchase Credit			Purchase Credit
June 30, 2021	balance	losses	offs	Recoveries	balance	Individually	Impaired	Collectively	Individually	Impaired	Collectively

Real estate:
Commercial	$2,230,129	$373,796	$-	$3,500	$2,607,425	$-	$-	$2,607,425	$6,609,506	-	$312,713,274
Construction and land development	201,692	(67,611)	-	8,100	142,181	-	-	142,181	-	1,544,309	29,867,218
Residential	644,639	(148,627)	(18,970)	-	477,042	-	-	477,042	42,005	511,413	118,940,199
Commercial	111,390	(18,184)	-	15,000	108,206	-	-	108,206	-	-	51,330,242
Consumer	2,138	450	-	-	2,588	-	-	2,588	-	-	402,457
Unallocated	106,550	(39,824)	-	-	66,726	-	-	66,726	-	-	-
	$3,296,538	$100,000	$(18,970)	$26,600	$3,404,168	$-	$-	$3,404,168	$6,651,511	$2,055,722	$513,253,390

						Allowance for loan losses ending			Outstanding loan balances
		Provision				balance evaluated for impairment:			evaluated for impairment:
	Beginning	for loan	Charge		Ending	Purchase Credit			Purchase Credit
June 30, 2020	balance	losses	offs	Recoveries	balance	Individually	Impaired	Collectively	Individually	Impaired	Collectively

Real estate:
Commercial	$1,763,861	$396,409	$-	$44,962	$2,205,232	$-	$-	$2,205,232	$2,502,296	$-	$233,437,877
Construction and land development	192,828	22,302	-	7,200	222,330	-	-	222,330	-	-	20,550,954
Residential	478,124	55,640	-	-	533,764	-	-	533,764	49,342	-	75,045,229
Commercial	107,782	(7,709)	-	15,835	115,908	-	-	115,908	-	-	56,272,588
Consumer	4,133	(740)	-	-	3,393	-	-	3,393	-	-	216,190
Unallocated	46,987	9,098	-	-	56,085	-	-	56,085	-	-	-
	$2,593,715	$475,000	$-	$67,997	$3,136,712	$-	$-	$3,136,712	$2,551,638	$-	$385,522,838

						Allowance for loan losses ending			Outstanding loan balances
		Provision				balance evaluated for impairment:			evaluated for impairment:
	Beginning	for loan	Charge		Ending	Purchase Credit			Purchase Credit
December 31, 2020	balance	losses	offs	Recoveries	balance	Individually	Impaired	Collectively	Individually	Impaired	Collectively

Real estate:
Commercial	$1,763,861	$418,806	$-	$47,462	$2,230,129	$-	$-	$2,230,129	$6,660,245	$151,453	$302,473,113
Construction and land development	192,828	(5,536)	-	14,400	201,692	-	-	201,692	-	1,566,174	32,075,742
Residential	478,124	166,515	-	-	644,639	-	-	644,639	215,230	595,433	120,517,098
Commercial	107,782	(12,353)	-	15,961	111,390	-	-	111,390	-	-	61,368,105
Consumer	4,133	(1,995)	-	-	2,138	-	-	2,138	-	-	288,454
Unallocated	46,987	59,563	-	-	106,550	-	-	106,550	-	-	-
	$2,593,715	$625,000	$-	$77,823	$3,296,538	$-	$-	$3,296,538	$6,875,475	$2,313,060	$516,722,512

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

4.	Loans (Continued)

The following table provides activity for the accretable credit discount of purchased loans:

2021

Balance at December 31, 2020	$2,250,232
Acquired during the year	-
Accretion	409,056
Adjustments	-
Balance at June 30, 2021	$1,841,176

At June 30, 2021, the nonaccretable discount on purchased impaired loans was $927,000. At June 30, 2021, the remaining yield premium on purchased loans was $1,737,899. At June 30, 2021, the principal balance of purchased loans was $120,592,735 and the carrying value was $119,562,458. At June 30, 2021, there no residential real estate loans in the process of foreclosure.

5.	Goodwill and Other Intangibles

The acquisition of Carroll in October of 2020 resulted in the recording of goodwill and CDI. The following table presents the changes in both assets:

	Goodwill	CDI	Total

Balance at December 31, 2020	$6,978,208	$81,200	$7,059,408
Acquired during the year	-	-	-
Amortization	-	(4,134)	(4,134)
Adjustments	-	-	-
Balance at June 30, 2021	$6,978,208	$77,066	$7,055,274

The CDI is being amortized over 10 years on a straight line basis. Annual amortization will be $8,328 for each of the years ended December 31, 2021 through 2029 and $6,246 in 2030. Since the acquisition was a tax-free reorganization, goodwill and CDI are not deductible for income tax purposes.

6.	Lease Commitments

The Company and its subsidiaries are obligated under operating leases for certain office premises.

The following table shows operating lease right of use assets and operating lease liabilities as of June 30, 2021 and December 31, 2020:

	Consolidated Balance
	Sheet classification	June 30, 2021	December 31, 2020
Operating lease right of use asset	Other assets	$1,168,107	$1,242,832
Operating lease liabilities	Other liabilities	1,384,716	1,443,966

Operating lease cost included in occupancy expense in the statement of income for the six months ended June 30, 2021 and 2020 was $101,351 and $94,134, respectively.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

6.	Lease Commitments (continued)

A maturity analysis of operating lease liabilities, including those option years for which the Company is reasonably certain to renew, and reconciliation of the undiscounted cash flows to the total operating lease liabilities are as follows:

Year	Amount

2021	$107,384
2022	221,497
2023	228,531
2024	234,910
2025	241,483
Thereafter	899,195
Total undiscounted cash flow	1,933,000
Discount	(548,284)
Lease liabilities	$1,384,716

For operating leases as of June 30, 2021, the weighted average remaining lease term is 8.0 years and the weighted average discount rate is 3.25%. During the six-month periods ended June 30, 2021 and 2020, cash paid for amounts included in the measurement of lease liabilities was $85,876 and $76,920, respectively.

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

The implementation of the capital conservation buffer began on January 1, 2016, at the 0.625% level and was phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reached 2.5% on January 1, 2019). The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and does not have current applicability to the Bank. As of June 30, 2021, the Bank met all capital adequacy requirements under the Basel III Capital Rules on a fully phased‑in basis.

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

The following table presents actual and required capital ratios as of June 30, 2021 and December 31, 2020 for the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of June 30, 2021 and December 31, 2020 based on the phase-in provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. Capital ratios of the Company are substantially the same as the Bank’s.

			Minimum		To Be Well
(Dollars in thousands)	Actual		Capital Adequacy		Capitalized
June 30, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$66,196	12.58%	$55,251	10.50%	$52,620	10.00%
Tier 1 capital (to risk-weighted assets)	62,792	11.93%	44,727	8.50%	42,096	8.00%
Common equity tier 1 (to risk- weighted assets)	62,792	11.93%	36,834	7.00%	34,203	6.50%
Tier 1 leverage (to average assets)	62,792	9.00%	27,896	4.00%	34,870	5.00%

			Minimum		To Be Well
(Dollars in thousands)	Actual		Capital Adequacy		Capitalized
December 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$63,400	12.62%	$52,732	10.50%	$50,221	10.00%
Tier 1 capital (to risk-weighted assets)	60,104	11.97%	42,688	8.50%	40,177	8.00%
Common equity tier 1 (to risk- weighted assets)	60,104	11.97%	35,155	7.00%	32,644	6.50%
Tier 1 leverage (to average assets)	60,104	9.05%	26,569	4.00%	33,211	5.00%

To be categorized as well capitalized, the Bank must maintain ratios as set forth in the table. As of June 30, 2021, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There have been no conditions or events since that notification that management believes have changed the Bank’s category.

The FDIC, through formal or informal agreement, has the authority to require an institution to maintain higher capital ratios than those provided by statute, to be categorized as well capitalized under the regulatory framework for prompt corrective action.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

8.	Fair Value

In accordance with FASB ASC 820, “Fair Value Measurements and Disclosure”, the Bank uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Bank’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

The fair value guidance provides a consistent definition of fair value, which focuses on exit price in the principal or most advantageous market for the asset or liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate. In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment. The fair value is a reasonable point within the range that is the most representative of fair value under current market conditions.

In accordance with the guidance, a hierarchy of valuation techniques is based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. The three levels of the fair value hierarchy under FASB ASC 820 based on these two types of inputs are as follows:

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

The following table summarizes financial assets measured at fair value on a recurring and nonrecurring basis as of June 30, 2021 and December 31, 2020, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Carrying Value:

	Level 1	Level 2	Level 3	Total
June 30, 2021

Recurring
Available for sale securities
State and municipal	$-	$770,977	$-	$770,977
SBA pools	-	1,657,088	-	1,657,088
Corporate bonds	-	8,074,586	-	8,074,586
Mortgage-backed securities	-	87,748,956	-	87,748,956
	$-	$98,251,607	$-	$98,251,607

Equity security at fair value
Mutual fund	$547,914	$-	$-	$547,914

Nonrecurring
Other real estate owned	$-	$-	$1,411,605	$1,411,605

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

8.	Fair Value (continued)

	Carrying Value:

	Level 1	Level 2	Level 3	Total
December 31, 2020

Recurring
Available for sale securities
State and municipal	$-	$986,532	$-	$986,532
SBA pools	-	1,783,807	-	1,783,807
Corporate Bonds	-	6,797,431	-	6,797,431
Mortgage-backed securities	-	44,909,516	-	44,909,516
	$-	$54,477,286	$-	$54,477,286

Equity security at fair value
Mutual fund	$552,566	$-	$-	$552,566

Nonrecurring
Other real estate owned	$-	$-	$1,411,605	$1,411,605

The estimated fair value of financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of the valuation inputs were as follows:

	June 30, 2021		December 31, 2020
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets
Level 1 inputs
Cash and cash equivalents	$32,456,150	$32,456,150	$40,975,670	$40,975,670
Level 2 inputs
Certificates of deposit in other banks	350,000	350,000	850,000	850,000
Accrued interest receivable	1,777,967	1,777,967	2,057,491	2,057,491
Securities held to maturity	21,401,599	22,357,920	23,078,519	24,244,786
Mortgage loans held for sale	1,317,820	1,342,904	1,673,350	1,705,781
Restricted stock	547,914	547,914	900,500	900,500
Bank owned life insurance	15,150,383	15,150,383	11,297,342	11,297,342
Level 3 inputs
Loans, net	517,356,334	525,395,623	521,690,514	527,132,047

Financial liabilities
Level 1 inputs
Noninterest-bearing deposits	$126,712,827	$126,712,827	$103,155,113	$103,155,113
Securities sold under repurchase agreements	13,686,564	13,686,564	24,753,972	24,753,972
Level 2 inputs
Interest-bearing deposits	485,417,230	486,656,230	470,246,434	474,096,434
Federal Home Loan Bank advances	5,000,000	5,049,000	5,000,000	5,136,000
Long-term debt	16,976,093	17,298,274	16,973,280	17,018,416
Accrued interest payable	154,780	154,780	409,622	409,622

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

9.	Earnings per Share

Basic earnings per share is determined by dividing net income available to stockholders by the weighted-average number of shares of common stock outstanding during the period and does not include the effect of any potentially dilutive common stock equivalents, giving retroactive effect to stock dividends declared during the period. Diluted earnings per share is determined in the same manner, except that the weighted-average number of shares of common stock outstanding is adjusted for the dilutive effect of outstanding common stock equivalents. The following table sets forth the calculation of basic and diluted earnings per share for the three and six-month periods ended June 30, 2021 and 2020. There were no common stock equivalents outstanding for the six-month periods ended June 30, 2021 or 2020.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2021	2020	2021	2020

Net income	$2,032,219	$1,036,055	$4,061,794	$1,879,362
Weighted average shares outstanding	3,011,927	2,975,005	3,011,593	2,974,512
Earnings per share - basic and diluted	$0.67	$0.35	$1.35	$0.63

10.	Retirement Plans

The Company has a profit sharing plan qualifying under Section 401(k) of the Internal Revenue Code. All employees age 21 or more with six months of service are eligible for participation in the plan. The Company matches employee contributions up to 4% of total compensation and may make additional discretionary contributions. Employee and employer contributions are 100% vested when made. The Company’s contributions to this plan were $64,824 and $42,941 for the three- month periods ended June 30, 2021 and 2020, respectively, and $141,748 and $109,590 for the six-month periods ended June 30, 2021 and 2020.

The Company has entered into agreements with 12 employees to provide certain life insurance benefits payable in connection with policies of life insurance on those employees that are owned by the Company. Each of the agreements provides for the amount of death insurance benefits to be paid to beneficiaries of the insured. For this plan, the Company expensed $1,661 and $1,589 for the three-month periods ended June 30, 2021 and 2020, respectively, and $3,322 and $3,178 for the six-month periods ended June 30, 2021 and 2020.

The Company adopted supplemental executive retirement plans for three of its executives. The plans provide cash compensation to the executive officers under certain circumstances, including a separation of service. The benefits vest over the period from adoption to a specified age for each executive. The Company recorded expenses, including interest, of $42,000 and $51,300 for the three-month periods ended June 30, 2021 and 2020, respectively, and $84,000 and $102,600 for the six-month periods ended June 30, 2021 and 2020 related to these plans.

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

Paycheck Protection Program

The U.S. Government’s Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) established the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) which provides small businesses with resources to maintain payroll, hire back employees who may have been laid off, and to cover applicable overhead expenses. During 2020, we made over $31 million in PPP loans. During the first six months of 2021, we made an additional $22 million of PPP loans. All PPP loans are 100% guaranteed by the SBA, have up to a five-year maturity, provide for a six-month deferral period, and have an interest rate of 1%. These loans may be forgiven by the SBA if the borrower meets certain conditions, including by using at least 75% of the loan proceeds for payroll costs. The majority of the PPP loans made in 2020 have been forgiven as of June 30, 2021 The SBA also established processing fees from 1% to 5%, depending on the loan amount. We received $1,037,000 in fees during the six months ended June 30, 2021 which, net of related origination costs, will be amortized into interest income over the life of the loans.

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

Financial Condition

Total assets increased by $30,169,573, or 4.5%, to $707,486,655 at June 30, 2021 from $677,317,082 at December 31, 2020. The increase in total assets was due primarily to increases of $42,097,401 in debt securities and $3,853,041 in bank owned life insurance, offset by decreases of $4,334,180 in loans, $8,519,520 in cash and cash equivalents, and $1,431,785 in premises and equipment due to the sale of a former branch location.

Total liabilities increased $27,483,714, or 4.4%, to $653,071,313 at June 30, 2021 from $625,587,599 at December 31, 2020. The increase was due primarily to a $38,728,510 increase in deposits, offset by an $11,067,408 decrease in securities sold under repurchase agreements. The increase in deposits was due to an inflow of funds from depositors who have received numerous government stimulus funds.

Stockholders’ equity increased by $2,685,859 to $54,415,342 at June 30, 2021 from $51,729,483 at December 31, 2020. The increase was due primarily to net income for the six-month period ended June 30, 2021 of $4,061,794, offset by a decrease of $795.990 in accumulated other comprehensive (loss) income and dividends paid, net of reinvestment, of $579,945.

Loans

Major categories of loans at June 30, 2021 and December 31, 2020 were as follows:

	June 30,		December 31,
	2021		2020

Real estate:
Commercial	$319,322,780	61%	$309,284,811	59%
Construction/Land development	31,411,527	6%	33,641,916	6%
Residential	119,493,617	23%	121,327,761	23%
Commercial	51,330,242	10%	61,368,105	12%
Consumer	402,457	0%	288,454	0%
	521,960,623	100%	525,911,047	100%
Less: Allowance for loan losses	3,404,168		3,296,538
Deferred origination fees net of costs	1,200,121		923,995
	$517,356,334		$521,690,514

Loans decreased by $4,334,180, or 0.8%, to $517,356,334 at June 30, 2021 from $521,690,514 at December 31, 2020. The decrease was due primarily to decreases of $10,037,863 in commercial loans, $2,230,389 in construction/land development loans, and $1,834,144 in residential loans, offset by an increase of $10,037,969 in commercial real estate loans. The decrease in commercial loans was driven primarily by a decrease of $5,582,359 in PPP loans. The allowance for loan losses increased $107,630 to $3,404,168 at June 30, 2021 from $3,296,538 at December 31, 2020. Deferred origination fees, net of costs, increased to $1,200,121 at June 30, 2021 from $923,995 at December 31, 2020 due to the origination of the PPP loans.

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

An age analysis of past due loans, segregated by class of loans, as of June 30, 2021 and December 31, 2020, is as follows:

			90 Days				Past Due 90
	30 - 59 Days	60 - 89 Days	or more	Total		Total	Days or More
	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing
June 30, 2021
Real estate:
Commerical	$-	$-	$-	$-	$319,322,780	$319,322,780	$-
Construction/Land development	-	-	-	-	31,411,527	31,411,527	-
Residential	-	-	31,500	31,500	119,462,117	119,493,617	-
Commercial	-	-	-	-	51,330,242	51,330,242	-
Consumer	-	-	-	-	402,457	402,457	-

Total	$-	$-	$31,500	$31,500	$521,929,123	$521,960,623	$-

			90 Days				Past Due 90
	30 - 59 Days	60 - 89 Days	or more	Total		Total	Days or More
	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing
December 31, 2020
Real estate:
Commerical	$182,656	$-	$-	$182,656	$309,102,155	$309,284,811	$-
Construction/Land development	-	-	-	-	33,641,916	33,641,916	-
Residential	24,591	-	220,967	245,558	121,082,203	121,327,761	-
Commercial	-	-	-	-	61,368,105	61,368,105	-
Consumer	-	-	-	-	288,454	288,454	-

Total	$207,247	$-	$220,967	$428,214	$525,482,833	$525,911,047	$-

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

At June 30, 2021, the Company had one nonaccrual commercial real estate loan totaling $4,388,004 and one nonaccrual residential real estate loan totaling $31,500. The loans were secured by real estate, business assets, and personal guarantees. Gross interest income of $124,308 would have been recorded for the three months ended June 30, 2021 if these nonaccrual loans had been current and performing in accordance with the original terms. The Company allocated $0 of its allowance for loan losses to these nonaccrual loans. The recorded investment of the nonaccrual loans was net of charge-offs and a nonaccretable discount totaling $8,176 at June 30, 2021.

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

Impaired loans as of June 30, 2021 and December 31, 2020 are set forth in the following table:

	June 30	December 31,
	2021	2020

Impaired loans with no valuation allowance	$6,651,511	$6,704,878
Impaired loans with a valuation allowance	-	-
Total impaired loans	$6,651,511	$6,704,878
Valuation allowance related to impaired loans	$-	$-

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

The Company has provided loan modifications to its borrowers who are impacted by the COVID-19 pandemic. Modifications include deferrals of principal and interest for periods up to three months and interest only periods of three months. These deferrals can be extended for an additional three months, subject to approval by the Company. As of June 30, 2021, loans totaling $5.1 million, or 1% of the Company’s loan portfolio, were granted three-month deferrals. None of these loans were classified as TDRs as of June 30, 2021 because they met the criteria discussed above. See Note 4 to the financial statements included elsewhere in this report for additional information.

At June 30, 2021, the Company had two commercial real estate loans totaling $2,221,502 and one residential real estate loan totaling $42,005 that were classified as TDRs. All are included in impaired loans above. At June 30, 2021, all three loans were paying as agreed. There have been no charge-offs or allowances associated with these three loans.

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

	June 30,	December 31,
	2021	2020

Restructured loans (TDRs):
Performing as agreed	$2,263,507	$2,297,049
Not performing as agreed	-	-
Total TDRs	$2,263,507	$2,297,049

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

The following table details activity in the allowance for loan losses by portfolio for the six-month periods ended June 30, 2021 and 2020 and the year ended December 31, 2020. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

						Allowance for loan losses ending			Outstanding loan balances
		Provision				balance evaluated for impairment:			evaluated for impairment:
	Beginning	for loan	Charge		Ending	Purchase Credit			Purchase Credit
June 30, 2021	balance	losses	offs	Recoveries	balance	Individually	Impaired	Collectively	Individually	Impaired	Collectively

Real estate:
Commercial	$2,230,129	$373,796	$-	$3,500	$2,607,425	$-	$-	$2,607,425	$6,609,506	$-	$312,770,436
Construction and land development	201,692	(67,611)	-	8,100	142,181	-	-	142,181	-	1,544,309	29,867,218
Residential	644,639	(148,627)	(18,970)	-	477,042	-	-	477,042	42,005	511,413	118,883,037
Commercial	111,390	(18,184)	-	15,000	108,206	-	-	108,206	-	-	51,330,242
Consumer	2,138	450	-	-	2,588	-	-	2,588	-	-	402,457
Unallocated	106,550	(39,824)	-	-	66,726	-	-	66,726	-	-	-
	$3,296,538	$100,000	$(18,970)	$26,600	$3,404,168	$-	$-	$3,404,168	$6,651,511	$2,055,722	$513,253,390

						Allowance for loan losses ending			Outstanding loan balances
		Provision				balance evaluated for impairment:			evaluated for impairment:
	Beginning	for loan	Charge		Ending	Purchase Credit			Purchase Credit
June 30, 2020	balance	losses	offs	Recoveries	balance	Individually	Impaired	Collectively	Individually	Impaired	Collectively

Real estate:
Commercial	$1,763,861	$396,409	$-	$44,962	$2,205,232	$-	$-	$2,205,232	$2,502,296	$-	$233,437,877
Construction and land development	192,828	22,302	-	7,200	222,330	-	-	222,330	-	-	20,550,954
Residential	478,124	55,640	-	-	533,764	-	-	533,764	49,342	-	75,045,229
Commercial	107,782	(7,709)	-	15,835	115,908	-	-	115,908	-	-	56,272,588
Consumer	4,133	(740)	-	-	3,393	-	-	3,393	-	-	216,190
Unallocated	46,987	9,098	-	-	56,085	-	-	56,085	-	-	-
	$2,593,715	$475,000	$-	$67,997	$3,136,712	$-	$-	$3,136,712	$2,551,638	$-	$385,522,838

						Allowance for loan losses ending			Outstanding loan balances
		Provision				balance evaluated for impairment:			evaluated for impairment:
	Beginning	for loan	Charge		Ending	Purchase Credit			Purchase Credit
December 31, 2020	balance	losses	offs	Recoveries	balance	Individually	Impaired	Collectively	Individually	Impaired	Collectively

Real estate:
Commercial	$1,763,861	$418,806	$-	$47,462	$2,230,129	$-	$-	$2,230,129	$6,660,245	$151,453	$302,473,113
Construction and land development	192,828	(5,536)	-	14,400	201,692	-	-	201,692	-	1,566,174	32,075,742
Residential	478,124	166,515	-	-	644,639	-	-	644,639	215,230	595,433	120,517,098
Commercial	107,782	(12,353)	-	15,961	111,390	-	-	111,390	-	-	61,368,105
Consumer	4,133	(1,995)	-	-	2,138	-	-	2,138	-	-	288,454
Unallocated	46,987	59,563	-	-	106,550	-	-	106,550	-	-	-
	$2,593,715	$625,000	$-	$77,823	$3,296,538	$-	$-	$3,296,538	$6,875,475	$2,313,060	$516,722,512

The provision for loan losses was $100,000 and $475,000 for the six-month periods ended June 30, 2021 and 2020, respectively.

During the three-month periods ended June 30, 2021 and 2020, the Company had recoveries from loans written off in prior periods totaling $26,660 and $67,997, respectively, and charge-offs of $18,970 and $0, respectively.

As of June 30, 2021, the Company had $7,986,257 of loans on a watch list, other than impaired loans, for which the borrowers have the potential for experiencing financial difficulties. As of December 31, 2020, the Company had $9,546,879 of such loans. These loans are subject to ongoing management attention and their classifications are reviewed regularly. Watch list loans include loans classified as Special Mention, Substandard, and Doubtful.

The $3.4 million reserve at June 30, 2021 and the $100,000 provision for the 6 month period ended June 30, 2021 are appropriate due to the following factors:

●	The loan portfolio excluding PPP loans increased $1.6 million in the first six months of 2021.
o	PPP loans are fully insured by the SBA and carry no risk of loss and therefore no reserve.
●	COVID related payment deferrals – while overall payment deferrals are down from their peak at June 30, 2020, the loans that have had deferrals in 2021 have been given higher reserve percentages:
o	A $4.4 million loan has been on deferral for 15 months. The reserve percentage attributed to loans still on payment deferral increase each quarter and is currently at 10%.
o	$.7 million of loans were granted COVID related deferrals in the second quarter of 2021.
o	$11.4 million of payment deferred loans which began making full payments in the second quarter will have a declining reserve percentage until six full payments have been made.

Investment Securities

Investments in debt securities increased by $42,097,401 or 54.3% to $119,653,206 at June 30, 2021 from $77,555,805 at December 31, 2020. At June 30, 2021 and December 31, 2020, the Company had classified 82% and 70%, respectively, of the investment portfolio as available for sale. The balance of the portfolio was classified as held to maturity.

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

The following table sets forth the carrying value of investments in debt securities at June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020
Available for sale
State and municipal	$770,977	$986,532
SBA pools	1,657,088	1,783,807
Corporate bonds	8,074,586	6,797,431
Mortgage-backed securities	87,748,956	44,909,516
	$98,251,607	$54,477,286

Held to maturity
State and municipal	$21,401,599	$23,078,519

The following table sets forth the scheduled maturities of investments in debt securities at June 30, 2021:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Within 1 year	$499,816	$511,785	$-	$-
Over 1 to 5 years	4,122,839	4,234,922	796,579	811,970
Over 5 to 10 years	4,089,760	4,098,856	2,032,001	2,101,343
Over 10 years	-	-	18,573,019	19,444,607
	8,712,415	8,845,563	21,401,599	22,357,920
SBA Pools	1,682,144	1,657,088	-	-
Mortgage-backed securities	87,980,820	87,748,956	-	-
	$98,375,379	$98,251,607	$21,401,599	$22,357,920

SBA pools and mortgage-backed securities are due in monthly installments.

Other Real Estate Owned

Other real estate owned (“OREO”) at June 30, 2021 and December 31, 2020 included two properties with an aggregate carrying value of $1,411,605. The first property is an apartment building in Baltimore, Maryland with a carrying value of $1,411,605 that was obtained in the Merger. The property is under an optional sales contract with no projected closing date. The other property is land in Cecil County, Maryland with a carrying value of $0. It was acquired through foreclosure in 2007. The latter property consists of 10.43 acres and is currently under contract for a gross sales price of $295,000 with closing expected in 2021. Due to the length of time the property has been held, Maryland banking law required a write-down of the value to $0 in 2019.

Deposits

Total deposits increased by $38,728,510, or 6.8%, to $612,130,057 at June 30, 2021 from $573,401,547 at December 31, 2020. The increase in deposits was due to a $23,557,714 increase in noninterest-bearing accounts, a $17,311,175 increase in savings and money market accounts, and a $9,650,921 increase in interest bearing checking accounts, offset by an $11,791,300 decrease in time deposits.

The following table shows the average balances and average costs of deposits for the six months ended June 30, 2021 and 2020:

	June 30, 2021		June 30, 2020
	Average		Average
	Balance	Cost	Balance	Cost

Noninterest bearing demand deposits	$116,817,132	0.00%	$70,072,698	0.00%
Interest bearing demand deposits	112,810,820	0.20%	68,862,747	0.33%
Savings and money market deposits	177,924,515	0.17%	105,378,381	0.29%
Time deposits	191,615,321	0.91%	155,964,337	1.88%
	$599,167,788	0.38%	$400,278,163	0.87%

Liquidity Management

Liquidity describes our ability to meet financial obligations that arise out of the ordinary course of business. Liquidity is primarily needed to meet depositor withdrawal requirements, to fund loans, and to fund our other debts and obligations as they come due in the normal course of business. We maintain our asset liquidity position internally through short-term investments, the maturity distribution of the investment portfolio, loan repayments, and income from earning assets. On the liability side of the balance sheet, liquidity is affected by the timing of maturing liabilities and the ability to generate new deposits or borrowings as needed. The Bank is approved to borrow 75% of eligible pledged single-family residential loans and 50% of eligible pledged commercial loans as well as investment securities, or approximately $85.5 million under a secured line of credit with the Federal Home Loan Bank (“FHLB”). The Bank also has a facility with the Federal Reserve Bank of Richmond (the “Reserve Bank”) under which the Bank can borrow approximately $30.3 million. Finally, the Bank has $23,500,000 ($14,500,000 unsecured and $9,000,000 secured) of overnight federal funds lines of credit available from commercial banks. FHLB advances of $5,000,000 were outstanding as of June 30, 2021 and December 31, 2020. The Company borrowed $17,000,000 to facilitate the acquisition of Carroll as more fully described below. There were no borrowings from the Reserve Bank or our commercial bank lenders at June 30, 2021 and December 31, 2020. Management believes that we have adequate liquidity sources to meet all anticipated liquidity needs over the next 12 months. Management knows of no trend or event which is likely to have a material impact on our ability to maintain liquidity at satisfactory levels.

Borrowings and Other Contractual Obligations

The Company’s contractual obligations consist primarily of borrowings and operating leases for various facilities.

On September 30, 2020, the Company borrowed $17,000,000 from First Horizon Bank (“FHN”) for the purpose of funding a portion of the merger consideration that was payable to the stockholders of Carroll when it was merged with and into the Company on October 1, 2020. Net of issuance costs, the amount of the net long-term debt was $16,976,093 and $16,973,280 as of June 30, 2021 and December 31, 2020, respectively. The loan matures on September 30, 2025. The interest rate on the loan is fixed at 4.10%. The Company is required to make quarterly interest-only payments through October 1, 2021. The Company expects that the amount of these quarterly interest-only payments to be $174,250. During the remaining term of the loan, the Company is required to make quarterly interest and principal payments of approximately $646,472, which will be based on a nine-year straight-line amortization schedule. The remaining balance of approximately $9,916,667 will be due at maturity. To secure its obligations under this loan, the Company pledged all of its shares of common stock of the Bank to FHN.

Securities sold under agreements to repurchase represent overnight borrowings from customers. Securities owned by the Company which are used as collateral for these borrowings are primarily U.S. government agency securities.

Specific information about the Company’s borrowings and contractual obligations is set forth in the following table:

	June 30,	December 31,
	2021	2020
Amount oustanding at period-end:
Securities sold under repurchase agreements	$13,686,564	$24,753,972
Federal Home Loan Bank advances	5,000,000	5,000,000
Long-term debt (net of issuance costs)	16,976,093	16,973,280
Weighted average rate paid at period-end:
Securites sold under repurchase agreements	0.48%	0.61%
Federal Home Loan Bank advances	1.00%	1.00%
Long-term debt	4.10%	4.10%

The Federal Home Loan Bank advances and the long-term debt outstanding at June 30, 2021 will require the following principal payments:

Year ending December 31, 2022	1,888,889
Year ending December 31, 2023	1,888,889
Year ending December 31, 2024	1,888,889
Year ending December 31, 2025	16,333,333

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

The following table presents actual and required capital ratios as of June 30, 2021 and December 31, 2020 for the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of June 30, 2021 and December 31, 2020, based on the phase-in provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

			Minimum		To Be Well
(Dollars in thousands)	Actual		Capital Adequacy		Capitalized
June 30, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$66,196	12.58%	$55,251	10.50%	$52,620	10.00%
Tier 1 capital (to risk-weighted assets)	62,792	11.93%	44,727	8.50%	42,096	8.00%
Common equity tier 1 (to risk-weighted assets)	62,792	11.93%	36,834	7.00%	34,203	6.50%
Tier 1 leverage (to average assets)	62,792	9.00%	27,896	4.00%	34,870	5.00%

December 31, 2020

Total capital (to risk-weighted assets)	$63,400	12.62%	$52,732	10.50%	$50,221	10.00%
Tier 1 capital (to risk-weighted assets)	60,104	11.97%	42,688	8.50%	40,177	8.00%
Common equity tier 1 (to risk-weighted assets)	60,104	11.97%	35,155	7.00%	32,644	6.50%
Tier 1 leverage (to average assets)	60,104	9.05%	26,569	4.00%	33,211	5.00%

The Company intends to fund future growth primarily with cash, federal funds, maturities of investment securities and deposit growth. Management knows of no other trend or event that will have a material impact on capital.

Off-Balance Sheet Arrangements

In the normal course of business, the Bank makes commitments to extend credit and issues standby letters of credit. Outstanding loan commitments, unused lines of credit, and letters of credit as of June 30, 2021 and December 31, 2020 are as follows:

	June 30,	December 31,
	2021	2020

Loan commitments
Construction and land development	$3,890,714	$4,668,250
Commercial	2,607,079	1,000,000
Consumer	-	-
Commercial real estate	21,019,909	15,772,020
Residential	930,500	4,668,750
	$28,448,202	$26,109,020

Unused lines of credit
Home-equity lines	$12,507,053	$13,716,894
Commercial lines	22,200,746	23,996,679
	$34,707,799	$37,713,573

Letters of credit	$1,553,018	$1,891,428

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

RESULTS OF OPERATIONS

Comparison of Operating Results for the Six Months Ended June 30, 2021 and 2020

General

Net income for the six months ended June 30, 2021 was $4,061,794, compared to $1,879,362 for the same period of 2020. The increase of $2,182,432, or 116.1%, was due to a $3,480,039 increase in net interest income, a $195,273 increase in noninterest income, and a $375,000 decrease in the loan loss provision, offset by a $1,095,941 increase in noninterest expenses and a $771,939 increase in income taxes.

The Company incurred significant one-time costs during 2020 in connection with the Company’s acquisition of Carroll. The table below provides a comparison of the Company’s results for the six months ended June 30, 2021 versus the same period of the prior year with and without $344,920 of acquisition costs incurred during the six months ended June 30, 2020.

	Six Months Ended
	June 30, 2021	June 30, 2020
			Excluding
	As Reported	As Reported	Acquisition Costs

Income before taxes	$5,217,220	$2,262,849	$2,607,769
Income taxes	1,155,426	383,487	478,400
Net income	$4,061,794	$1,879,362	$2,129,369
Earnings per share	$1.35	$0.63	$0.72
Return on average assets	1.18%	0.80%	0.91%
Return on average equity	15.18%	7.39%	8.38%

Net Interest Income

Net interest income was $11,115,976 for the six months ended June 30, 2021, compared to $7,635,937 for the same period of 2020.

Total interest income for the six months ended June 30, 2021 was $12,651,703, compared to $9,465,264 for the same period of 2020, an increase of $3,186,439, or 33.7%.

Total interest income on loans for the six months ended June 30, 2021 increased by $3,052,396 when compared to the same period of 2021 due to a $151.5 million higher average loan balance for the first six months of 2021 when compared to the same period of 2020 primarily due to the acquisition of Carroll, offset by a lower loan yield of 4.47% for the first six months of 2021 versus 4.65% for the same period of 2020. Investment income for the six months ended June 30, 2021 increased by $153,397, or 21.9%, when compared to the same period of 2020 due to a $34.9 million higher average investment balance, offset by a decrease in fully-taxable equivalent yield to 1.99% for six months ended June 30, 2021, compared to 2.72% for the same period of 2020. The fully-taxable equivalent yield on total interest-earning assets decreased 33 basis points to 3.92% for the six months ended June 30, 2021 compared to 4.25% for the same period of 2020. The average balance of total interest-earning assets increased by $199.5 million to $650.3 million for the six months ended June 30, 2021, compared to $450.8 million for the same period of 2020 primarily due to the acquisition of Carroll.

Total interest expense for the six months ended June 30, 2021 was $1,535,727, compared to $1,829,327 for the same period of 2020, a decrease of $293,600, or 16.1%. The decrease was due to a lower overall cost of funds on interest bearing deposits and borrowings of 0.60% for the six months ended June 30, 2021, compared to 1.07% for the same period of 2020, offset by a $172.7 million increase in the average balance of interest-bearing liabilities to $515.8 million in the first six months of 2021, compared to $343.2 million in the same period of 2020. Cost of funds for time deposits decreased to 0.91% for the six months ended June 30, 2021 from 1.88% for the same period of 2020. Securities sold under repurchase agreements cost of funds decreased to 0.50% for the first six months of 2021 from 1.50% for the first six months of 2020.

Average noninterest-earning assets increased by $22.9 million to $41.9 million in the first six months of 2021, compared to $17.9 million in the same period of 2020. Average noninterest-bearing deposits increased by $46.7 million to $116.8 million during the first six months of 2021, compared to $70.1 million in the same period of 2020. The average balance in stockholders’ equity increased by $2.7 million for the six months ended June 30, 2021, when compared with the same period of 2020.

The following table sets forth information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities for the six-month periods ended June 30, 2021 and 2020. Average balances are also provided for noninterest-earning assets and noninterest-bearing liabilities.

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
Assets:
Loans	$526,586,402	$11,768,317	4.47%	$375,105,468	$8,715,921	4.65%
Securities, taxable	74,326,338	543,033	1.46%	39,914,284	434,268	2.18%
Securities, tax exempt	20,689,680	403,933	3.90%	20,159,139	381,238	3.78%
Federal funds sold and other interest-earning assets	28,720,770	30,971	0.22%	15,658,843	50,871	0.65%
Total interest-earning assets	650,323,190	12,746,254	3.92%	450,837,734	9,582,298	4.25%
Noninterest-earning assets	40,851,762			17,930,373
Total assets	$691,174,952			$468,768,107

Liabilities and Stockholders’ Equity:
NOW, savings, and money market	$290,735,335	259,248	0.18%	$174,241,128	269,892	0.31%
Certificates of deposit	191,615,321	869,709	0.91%	155,964,337	1,468,771	1.88%
Securities sold under repurchase agreements	11,484,379	28,483	0.50%	10,386,558	77,690	1.50%
Long-term debt	16,974,687	353,249	4.16%	-	-	-
FHLB advances and other borrowings	5,000,000	25,038	1.00%	2,565,934	12,974	1.01%
Total interest-bearing liabilities	515,809,722	1,535,727	0.60%	343,157,957	1,829,327	1.07%

Noninterest-bearing deposits	116,817,132			70,072,698
Noninterest-bearing liabilities	5,033,798			4,708,605
Total liabilities	637,660,652			417,939,260
Stockholders' equity	53,514,300			50,828,847
Total liabilities and stockholders' equity	$691,174,952			$468,768,107

Net interest income		$11,210,527			$7,752,971

Interest rate spread			3.32%			3.18%

Net yield on interest-earning assets			3.45%			3.44%

Ratio of average interest-earning assets to
Average interest-bearing liabilities			126.08%			131.38%

Interest on tax-exempt securities and other tax-exempt investments are reported on fully taxable equivalent basis based upon tax rates of 21% for Federal and 8.25% for State.

Noninterest Income

Noninterest income for the six months ended June 30, 2021 was $1,105,501, compared to $910,228 for the same period of 2020, an increase of $195,273, or 21.5%. The increase was primarily a result of an $84,566 increase in mortgage banking income due to continued low interest rates driving strong residential purchase and refinance activity, a $67,818 increase in bank owned life insurance income due to the Carroll acquisition along with a $3.7 million purchase in the first quarter of 2021, a $59,461 increase in service charges as ATM usage and other bank services returned to normal levels compared to the beginning of the pandemic in 2020, and a $37,613 gain on the sale of a former Carroll branch office, offset by a $63,635 decrease in the gain on sale of SBA loans.

Noninterest Expense

Noninterest expense for the six months ended June 30, 2021 totaled $6,904,257, compared to $5,808,316 for the same period of 2020, an increase of $1,095,941, or 18.9%. The increase was due primarily to, increases in salaries and benefits of $924,344, in occupancy, furniture and equipment of $181,095, and in other of $335,422, offset by a decrease in costs incurred related to the acquisition of Carroll of $344,920. The increases are all a result of the employees, locations, and customers added from the acquisition of Carroll.

Income Tax Expense

Income tax expense for the six months ended June 30, 2021 was $1,155,426, compared to $383,487 for the same period of 2020. The effective tax rate was 22.2% for the six months ended June 30, 2021, compared to 17.0% for the same period of 2020. The increase in income tax expense was due primarily to higher income before income taxes and a lower percentage of tax exempt revenue for the six months ended June 30, 2021 when compared to the same period in 2020.

Comparison of Operating Results for the Three Months Ended June 30, 2021 and 2020

General

Net income for the three months ended June 30, 2021 was $2,032,219, compared to $1,036,055 for the same period of 2020. The increase of $996,164, or 96.2%, was due to a $1,672,118 increase in net interest income and a $370,000 decrease in the loan loss provision, offset by a $647,130 increase in noninterest expenses, a $59,670 decrease in noninterest income and a $339,154 increase in income taxes.

The Company incurred significant one-time costs during 2020 in connection with the Company’s acquisition of Carroll. The table below provides a comparison of the Company’s results for the second quarter of 2021 versus the same period of the prior year with and without $165,096 of acquisition costs incurred during the second quarter of 2020.

	Three Months Ended
	June 30, 2021	June 30, 2020
			Excluding
	As Reported	As Reported	Acquisition Costs

Income before taxes	$2,601,944	$1,266,626	$1,431,722
Income taxes	569,725	230,571	276,001
Net income	$2,032,219	$1,036,055	$1,155,721
Earnings per share	$0.67	$0.35	$0.39
Return on average assets	1.16%	0.85%	0.94%
Return on average equity	15.02%	8.05%	8.98%

Net Interest Income

Net interest income was $5,542,521 for the three months ended June 30, 2021, compared to $3,870,403 for the same period of 2020.

Total interest income for the three months ended June 30, 2021 was $6,281,111, compared to $4,755,228 for the same period of 2020, an increase of $1,525,883, or 32.1%.

Total interest income on loans for the three months ended June 30, 2021 increased by $1,390,393 when compared to the same period of 2020 due to a $140.2 million higher average loan balance for the three months ended June 30, 2021 when compared to the same period of 2020 primarily due to the acquisition of Carroll, offset by a lower loan yield of 4.40% for the three months ended June 30, 2021 versus 4.56% for the same period of 2020. Investment income for the three months ended June 30, 2021 increased by $136,189, or 39.4%, when compared to the same period of 2020 due to a $41.1 million higher average investment balance, offset by a decrease in fully-taxable equivalent yield to 2.00% for three months ended June 30, 2021, compared to 2.15% for the same period of 2020. The fully-taxable equivalent yield on total interest-earning assets decreased 23 basis points to 3.80% for the three months ended June 30, 2021 compared to 4.03% for the same period of 2020. The average balance of total interest-earning assets increased by $193.5 million to $655.2 million for the three months ended June 30, 2021, compared to $471.7 million for the same period of 2020 primarily due to the acquisition of Carroll.

Total interest expense for the three months ended June 30, 2021 was $738,500, compared to $884,825 for the same period of 2020, a decrease of $146,235, or 16.5%. The decrease was due to a lower overall cost of funds on interest bearing deposits and borrowings of 0.57% for the three months ended June 30, 2021, compared to 1.00% for the same period of 2020, offset by a $169.0 million increase in the average balance of interest-bearing liabilities to $522.3 million in the three months ended June 30, 2021, compared to $353.3 million in the same period of 2020 primarily due to the acquisition of Carroll. Cost of funds for time deposits decreased to 0.86% for the three months ended June 30, 2021 from 1.78% for the same period of 2020. Securities sold under repurchase agreements cost of funds decreased to 0.48% for the three months ended June 30, 2021 from 1.52% for the same period of 2020.

Average noninterest-earning assets increased by $20.4 million to $38.6 million for the three months ended June 30, 2021, compared to $18.1 million in the same period of 2020. Average noninterest-bearing deposits increased by $41.8 million to $121.9 million during the three months ended June 30, 2021, compared to $80.2 million in the same period of 2020. The average balance in stockholders’ equity increased by $2.6 million for the three months ended June 30, 2021, when compared with the same period of 2020.

The following table sets forth information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities for the three-month periods ended June 30, 2021 and 2020. Average balances are also provided for noninterest-earning assets and noninterest-bearing liabilities.

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
Assets:
Loans	$525,734,302	$5,783,660	4.40%	$385,504,008	$4,393,267	4.56%
Securities, taxable	85,334,627	330,789	1.55%	42,130,062	191,255	1.82%
Securities, tax exempt	20,233,549	196,176	3.88%	22,294,431	154,699	2.78%
Federal funds sold and other interest-earning assets	33,856,811	16,153	0.19%	21,732,471	16,007	0.29%
Total interest-earning assets	665,159,289	6,326,778	3.80%	471,660,972	4,755,228	4.03%
Noninterest-earning assets	38,562,515			18,145,977
Total assets	$703,721,804			$489,806,949

Liabilities and Stockholders’ Equity:
NOW, savings, and money market	$298,812,807	128,663	0.17%	$182,463,181	142,326	0.31%
Certificates of deposit	188,963,169	404,774	0.86%	155,435,092	690,138	1.78%
Securities sold under repurchase agreements	12,512,074	14,972	0.48%	10,381,347	39,496	1.52%
Long-term debt	16,975,038	177,593		-	-	-
FHLB advances and other borrowings	5,000,000	12,588	1.01%	5,000,000	12,865	1.03%
Total interest-bearing liabilities	522,263,088	738,590	0.57%	353,279,620	884,825	1.00%

Noninterest-bearing deposits	121,919,509			80,162,475
Noninterest-bearing liabilities	5,418,568			4,880,166
Total liabilities	649,601,165			438,322,261
Stockholders' equity	54,120,639			51,484,688
Total liabilities and stockholders' equity	$703,721,804			$489,806,949

Net interest income		$5,588,188			$3,870,403

Interest rate spread			3.24%			3.03%

Net yield on interest-earning assets			3.36%			3.28%

Ratio of average interest-earning assets to
Average interest-bearing liabilities			127.36%			133.51%

Interest on tax-exempt securities and other tax-exempt investments are reported on fully taxable equivalent basis based upon tax rates of 21% for Federal and 8.25% for State.

Noninterest Income

Noninterest income for the three months ended June 30, 2021 was $548,556, compared to $608,226 for the same period of 2020, a decrease of $59,670, or 9.8%. The decrease was primarily a result of a $109,444 decrease in mortgage banking income and a $63,635 decrease in the gain on sale of SBA loans, offset by a $39,711 increase in bank owned life insurance income and a $58,825 increase in service charge revenue as ATM usage and other bank services returned to normal levels compared to the beginning of the pandemic in 2020. The decrease in mortgage banking income is the result of residential refinance activity declining from the all-time high levels at the beginning of the pandemic in the second quarter of 2020 when the Federal Reserve reduced interest rates to historic lows.

Noninterest Expense

Noninterest expense for the three months ended June 30, 2021 totaled $3,509,133, compared to $2,862,003 for the same period of 2020, an increase of $647,130, or 22.6%. The increase was due primarily to, increases in salaries and benefits of $627,141, in occupancy, furniture and equipment of $77,801, and in other of $107,284, offset by a decrease in costs incurred related to the acquisition of Carroll of $165,096. The increases are all a result of the employees, locations, and customers added from the acquisition of Carroll.

Income Tax Expense

Income tax expense for the three months ended June 30, 2021 was $569,725, compared to $230,571 for the same period of 2020. The effective tax rate was 21.9% for the three months ended June 30, 2021, compared to 18.2% for the same period of 2020. The increase in income tax expense was due primarily to higher income before income taxes and a lower percentage of tax exempt revenue for the three months ended June 30, 2021 when compared to the same period in 2020.

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

An evaluation of the effectiveness of these disclosure controls as of June 30, 2021 was carried out under the supervision and with the participation of management, including the PEO and the PFO. Based on that evaluation, management, including the PEO and the PFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the quarter ended June 30, 2021, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.      Defaults upon Senior Securities

None.

Item 4.      Mine Safety Disclosures

Not Applicable.

Item 5.      Other Information

None.

Item 6.      Exhibits

The exhibits filed or furnished with this quarterly report are listed in the following Exhibit Index:

Exhibit	Description

31.1	Certifications of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certifications of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

32	Certification of the Principal Executive Officer and the Principal Financial Office pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)

101	Inline Interactive Data Files pursuant to Rule 405 of Regulation S-T (filed herewith)

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS AND MERCHANS BANCSHARES, INC.

Date: August 16, 2021	/s/ James R. Bosley, Jr.
James R. Bosley, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2021	/s/ Mark C. Krebs
Mark C. Krebs
Treasurer and Chief Financial Officer
(Principal Financial Officer & Principal Accounting Officer)