Form 10-Q
period 2021-09-30
Farmers & Merchants Bancshares, Inc.
filed 2021-11-15
CIK 1698022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2021

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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,023,487 as of November 12, 2021.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30,	December 31,
	2021	2020
	(Unaudited)
Assets

Cash and due from banks	$39,157,850	$39,898,557
Federal funds sold and other interest-bearing deposits	444,014	1,077,113
Cash and cash equivalents	39,601,864	40,975,670
Certificates of deposit in other banks	350,000	850,000
Securities available for sale, at fair value	121,265,582	54,477,286
Securities held to maturity, at cost	21,883,882	23,078,519
Equity security at fair value	547,349	552,566
Restricted stock, at cost	675,400	900,500
Mortgage loans held for sale	1,757,550	1,673,350
Loans, less allowance for loan losses of $3,744,218 and $3,296,538	495,781,194	521,690,514
Premises and equipment, net	6,291,405	7,736,556
Accrued interest receivable	1,579,447	2,057,491
Deferred income taxes, net	1,610,156	1,219,668
Other real estate owned, net of valuation allowance	1,411,605	1,411,605
Bank owned life insurance	15,230,325	11,297,342
Goodwill and other intangibles	7,053,162	7,059,408
Other assets	1,703,283	2,336,607
	$716,742,204	$677,317,082

Liabilities and Stockholders' Equity

Deposits
Noninterest-bearing	$125,841,422	$103,155,113
Interest-bearing	496,091,137	470,246,434
Total deposits	621,932,559	573,401,547
Securities sold under repurchase agreements	10,475,121	24,753,972
Federal Home Loan Bank of Atlanta advances	5,000,000	5,000,000
Long-term debt, net of issuance costs	16,977,499	16,973,280
Accrued interest payable	323,420	409,622
Other liabilities	5,728,289	5,049,178
	660,436,888	625,587,599
Stockholders' equity
Common stock, par value $.01 per share, authorized 5,000,000 shares; issued and outstanding 3,023,487 in 2021 and 3,011,255 in 2020	30,235	30,113
Additional paid-in capital	28,557,249	28,294,139
Retained earnings	28,040,118	22,698,954
Accumulated other comprehensive (loss) income	(322,286)	706,277
	56,305,316	51,729,483
	$716,742,204	$677,317,082

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

Interest income
Loans, including fees	$6,059,709	$4,489,992	$17,828,026	$13,205,913
Investment securities - taxable	426,886	159,277	967,841	561,038
Investment securities - tax exempt	149,375	163,522	462,361	462,305
Federal funds sold and other interest earning assets	18,298	9,563	47,743	58,362
Total interest income	6,654,268	4,822,354	19,305,971	14,287,618

Interest expense
Deposits	460,377	690,833	1,589,334	2,429,496
Securities sold under repurchase agreements	9,647	18,020	38,130	95,710
Federal Home Loan Bank advances and other borrowings	192,255	12,752	570,542	25,726
Total interest expense	662,279	721,605	2,198,006	2,550,932
Net interest income	5,991,989	4,100,749	17,107,965	11,736,686

Provision for loan losses	330,000	-	430,000	475,000

Net interest income after provision for loan losses	5,661,989	4,100,749	16,677,965	11,261,686

Noninterest income
Service charges on deposit accounts	187,141	138,288	522,815	414,501
Mortgage banking income	207,471	272,297	704,404	684,664
Bank owned life insurance income	79,942	42,250	232,983	127,473
Gain on sale of premises and equipment	6,897	-	44,510	-
Fair value adjustment on equity security	(2,056)	1	(10,214)	13,046
Gain on sale of SBA loans	6,917	-	6,917	63,635
Gain on premium call of debt security	621	-	9,190	-
Other fees and commissions	45,045	34,532	126,874	94,277
Total noninterest income	531,978	487,368	1,637,479	1,397,596

Noninterest expense
Salaries	1,895,780	1,462,946	5,366,854	4,114,143
Employee benefits	388,879	376,860	1,299,900	1,183,414
Occupancy	241,557	183,719	737,087	552,265
Furniture and equipment	198,190	175,006	578,562	501,267
Acquisition	-	1,267,401	-	1,612,321
Other	740,722	660,075	2,386,982	1,970,913
Total noninterest expense	3,465,128	4,126,007	10,369,385	9,934,323

Income before income taxes	2,728,839	462,110	7,946,059	2,724,959
Income taxes	606,292	76,863	1,761,718	460,350
Net income	$2,122,547	$385,247	$6,184,341	$2,264,609

Earnings per share - basic and diluted	$0.70	$0.13	$2.05	$0.76

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Net income	$2,122,547	$385,247	$6,184,341	$2,264,609

Other comprehensive income (loss), net of income taxes:

Securities available for sale
Net unrealized gain (loss) arising during the period	(321,489)	(32,263)	(1,428,240)	1,023,573

Reclassification adjustment for realized gains and losses included in net income	621	-	9,190	-
Total unrealized gain (loss) on investment securities available for sale	(320,868)	(32,263)	(1,419,050)	1,023,573

Income tax expense (benefit)	(88,295)	(8,878)	(390,487)	281,662
Total other comprehensive income (loss)	(232,573)	(23,385)	(1,028,563)	741,911

Total comprehensive income	$1,889,974	$361,862	$5,155,778	$3,006,520

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Three and nine months Ended September 30, 2021 and 2020

(Unaudited)

			Additional		Accumulated other	Total
	Common stock		paid-in	Retained	comprehensive	stockholders'
	Shares	Par value	capital	earnings	income (loss)	equity
Three months ended June 30, 2020
Balance, June 30, 2020	2,991,963	$29,920	$28,054,158	$22,674,059	$807,920	$51,566,057

Net income	-	-	-	385,247	-	385,247
Other comprehensive loss	-	-	-	-	(23,385)	(23,385)
Dividends reinvested	1	-	-	261	-	261

Balance, September 30, 2020	2,991,964	$29,920	$28,054,158	$23,059,567	$784,535	$51,928,180

Nine months ended September 30, 2020
Balance, December 31, 2019	2,974,019	$29,740	$27,812,991	$21,568,161	$42,624	$49,453,516

Net income	-	-	-	2,264,609	-	2,264,609
Other comprehensive income	-	-	-	-	741,911	741,911
Cash dividends, $0.26 per share	-	-	-	(773,203)	-	(773,203)
Dividends reinvested	17,945	180	241,167	-	-	241,347

Balance, September 30, 2020	2,991,964	$29,920	$28,054,158	$23,059,567	$784,535	$51,928,180

Three months ended September 30, 2021
Balance, June 30, 2021	3,023,487	$30,235	$28,557,249	$25,917,571	$(89,713)	$54,415,342

Net income	-	-	-	2,122,547	-	2,122,547
Other comprehensive loss	-	-	-	-	(232,573)	(232,573)

Balance, September 30, 2021	3,023,487	$30,235	$28,557,249	$28,040,118	$(322,286)	$56,305,316

Nine months ended September 30, 2021
Balance, December 31, 2020	3,011,255	$30,113	$28,294,139	$22,698,954	$706,277	$51,729,483

Net income	-	-	-	6,184,341	-	6,184,341
Other comprehensive loss	-	-	-	-	(1,028,563)	(1,028,563)
Cash dividends, $0.28 per share	-	-	-	(843,177)	-	(843,177)
Dividends reinvested	12,232	122	263,110	-	-	263,232

Balance, September 30, 2021	3,023,487	$30,235	$28,557,249	$28,040,118	$(322,286)	$56,305,316

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

Nine Months Ended September 30,	2021	2020

Cash flows from operating activities
Interest received	$19,502,080	$14,615,625
Fees and commissions received	1,354,093	1,193,443
Interest paid	(2,476,513)	(2,666,969)
Proceeds from sale of mortgage loans held for sale	32,799,205	35,230,924
Origination of mortgage loans held for sale	(32,883,405)	(37,639,383)
Cash paid to suppliers and employees	(8,989,072)	(9,241,695)
Income taxes paid, net of refunds received	(1,065,000)	(838,335)
	8,241,388	653,610

Cash flows from investing activities
Proceeds from maturity and call of securities
Available for sale	24,273,762	15,222,262
Held to maturity	2,121,989	1,898,420
Proceeds from sale of securities
Available for sale	-	2,025,000
Held to maturity	-	-
Purchase of securities
Available for sale	(92,992,748)	(19,890,543)
Held to maturity	(842,061)	(4,957,679)
Redemption of certificates of deposit	500,000	-
Loans made to customers, net of principal collected	25,701,580	(32,358,278)
Proceeds from sale of loans	61,595	683,885
Redemption(purchase) of stock in FHLB of Atlanta	225,100	(320,100)
Deposit to transfer agent for subsequent acquisition	-	(24,807,728)
Purchase of bank owned life insurance	(3,700,000)	-
Proceeds from sale of premises and equipment	1,387,613	-
Purchases of premises, equipment and software	(227,010)	(299,532)
	(43,490,180)	(62,804,293)

Cash flows from financing activities
Net increase (decrease) in
Noninterest-bearing deposits	22,686,309	18,351,388
Interest-bearing deposits	26,047,473	31,110,946
Securities sold under repurchase agreements	(14,278,851)	(4,640,436)
Federal Home Loan Bank of Atlanta advances	-	7,000,000
Long-term debt proceeds	-	16,971,874
Dividends paid, net of reinvestments	(579,945)	(531,856)
	33,874,986	68,261,916

Net (decrease) increase in cash and cash equivalents	(1,373,806)	6,111,233

Cash and cash equivalents at beginning of period	40,975,670	9,121,352
Cash and cash equivalents at end of period	$39,601,864	$15,232,585

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

Nine Months Ended September 30,	2021	2020

Reconciliation of net income to net cash provided by operating activities
Net income	$6,184,341	$2,264,609
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	356,439	274,241
Provision for loan losses	430,000	475,000
Amortization of right of use asset	14,023	25,677
Equity security dividends reinvested	(4,997)	(7,690)
Fair value adjustment on equity securities	10,214	(13,046)
Gain on sale of SBA loans	(6,917)	(63,635)
Gain on sale of premises and equipment	(44,510)	-
Gain on premium call of debt security	(9,190)	-
Amortization of debt issuance costs	4,219	-
Amortization of premiums and accretion of discounts, net	(38,029)	283,207
Bank owned life insurance cash surrender value	(232,983)	(127,472)
Increase (decrease) in
Deferred loan fees and costs, net	105	531,441
Accrued interest payable	(86,202)	(116,037)
Other liabilities	777,175	196,658
Decrease (increase) in
Mortgage loans held for sale	(84,200)	(2,408,459)
Accrued interest receivable	478,044	(195,744)
Other assets	493,856	(465,140)
	$8,241,388	$653,610

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1.	Principles of consolidation

The consolidated financial statements include the accounts of Farmers and Merchants Bancshares, Inc. and its wholly owned subsidiaries, Farmers and Merchants Bank (the “Bank”), and Series Protected Cell FCB-4 (the “Insurance Subsidiary”), and one subsidiary of the Bank, Reliable Community Financial Services, Inc. (collectively the “Company”, “we”, “us”, or “our”). The Insurance Subsidiary constitutes an investment in a series of membership interests, 100% owned by the Company, issued by First Community Bankers Insurance Co., LLC, a Tennessee “series” limited liability company and licensed property and casualty insurance company. Intercompany balances and transactions, including the insurance premium paid by the Bank to the Insurance Subsidiary through an intermediary, have been eliminated. Effective October 1, 2020, the Company acquired Carroll Bancorp, Inc. and its wholly-owned subsidiary, Carroll Community Bank (collectively, “Carroll”), both of which were based in Eldersburg, Maryland, through a series of merger transactions (the “Merger”). The results of operations and assets acquired and liabilities assumed from Carroll are included only from the effective date of the Merger. The timing of the Merger will impact the comparability of the Company's results of operations for the three and nine months ended September 30, 2021 and 2020.

2.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods have been made. Such adjustments were normal and recurring in nature. The results of operations for the three and nine months ended September 30, 2021 do not necessarily reflect the results that may be expected for the fiscal year ending December 31, 2021 or any future interim period. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2020, which are included in Farmers and Merchants Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Past due status is based on the contractual terms of the loan. Management may make an exception to reporting a loan as past due if the past due status is due solely to the loan being past maturity, the Company intends to extend the loan, and the borrower is making principal and interest payments in accordance with the terms of the matured note. The accrual of interest is discontinued when any portion of the principal or interest is 90 days past due and collateral is insufficient to discharge the debt in full. If collection of principal is evaluated as doubtful, then all payments are applied to principal. Loans are considered impaired when, based on current information, management considers it unlikely that the collection of principal and interest payments will be made according to contractual terms. Generally, loans are not reviewed for impairment until the accrual of interest has been discontinued, the loans are included on the watch list, or the loans are troubled debt restructurings (“TDRs”) .

The allowance for loan losses represents an amount which, in management’s judgment, will be adequate to absorb probable losses on existing loans and other extensions of credit that may become uncollectible. The Company’s allowance for loan losses consists of three elements: (i) segregating the loan portfolio into pools based upon similar characteristics and risk profiles and applying a loss factor to the pools, based on historical losses within those pools; (ii) applying qualitative factors to the loan pools that consider economic and other factors, both internal and external, affecting the Company and the pools; and (iii) determining specific reserves based on individual evaluation of impaired loans that are not included in the pools discussed above.

The allowances established for probable losses on impaired loans are based on a regular analysis and evaluation of problem loans. Management maintains a watch list of problem loans. Loans are classified based on an internal credit risk grading process that evaluates, among other things: (i) the borrower’s ability to repay; (ii) the underlying collateral, if any; (iii) the economic environment; and (iv) for commercial borrowers, the industry in which the borrower operates. Specific valuation allowances are determined when the collateral value, if the loan is collateral dependent, or the discounted cash flows of the impaired loan is lower than the carrying value.

Historical valuation allowances are calculated based on the historical loss experience of specific types of loans. The Company calculates historical loss ratios for pools of similar loans with similar characteristics based on the proportion of actual charge-offs experienced to the total population of loans in the pool over the prior twenty quarters. The historical loss ratios are updated quarterly based on actual charge-off experience. A historical valuation allowance is established for each pool of similar loans based upon the product of the annual historical loss ratio and the total dollar amount of the loans in the pool.

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

Loans acquired through business combinations that meet the specific criteria of ASC 310-30 designated as purchase credit impaired loans are individually evaluated each period to analyze expected cash flows. To the extent that the expected cash flows of a loan have decreased due to credit deterioration, the Company establishes an allowance.

The excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized into interest income over the remaining life of the loan. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable discount. These loans are accounted for under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. The nonaccretable discount includes estimated future credit losses expected to be incurred over the life of the loan. Subsequent decreases in expected cash flows will require us to evaluate the need for an addition to the allowance for loan losses. Subsequent improvement in expected cash flows will result in the transfer of a corresponding amount of the nonaccretable discount, which we will then reclassify as accretable discount to be recognized into interest income over the remaining life of the loan.

Loans acquired through business combinations that do not meet the specific criteria of ASC 310-30 are accounted for under ASC 310-20, Receivables - Nonrefundable Fees and Other Costs. These loans are initially recorded at fair value, and include credit and interest rate marks associated with acquisition accounting adjustments. Purchase premiums or discounts are subsequently amortized as an adjustment to yield over the estimated contractual lives of the loans. There is no allowance for loan losses established at the acquisition date for acquired performing loans. Subsequent to acquisition, a quarterly comparison of the remaining fair value discount to the required allowance under appropriate methodology is performed. If the fair value discount remains in excess of the required allowance, then no adjustment is made. If the fair value falls below the required reserve, then a charge to the provision is recorded for the shortfall as part of the allowance for loan losses.

Goodwill and other intangible assets

Goodwill is calculated as the purchase premium, if any, after adjusting for the fair value of net assets acquired in purchase transactions. Goodwill is not amortized but is reviewed for potential impairment on at least an annual basis, with testing between annual tests if an event occurs or circumstances change that could potentially reduce the fair value of a reporting unit. Other intangible assets represent purchased assets that can be distinguished from goodwill because of contractual or other legal rights. The Company’s other intangible asset, the core deposit intangible (“CDI”), has a finite life and is amortized over 10 years on a straight line basis.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

2.	Basis of Presentation (continued)

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016‑13, “Financial Instruments – Credit Losses”. The ASU sets forth a “current expected credit loss” (CECL) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. ASU 2019-10 “Financial Instruments – Credit Losses (Topic 326), Derivatives and hedging (Topic 815), and Leases (Topic 842): Effective Dates” extended the implementation date to January 1, 2023 for SEC-registered smaller reporting companies and private companies. The Company is considered a smaller reporting company. The Company has engaged a third-party vendor to assist in the implementation of this ASU.

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

In August 2021, the FASB issued ASU 2021-06, “'Presentation of Financial Statements (Topic 205), Financial Services—Depository and Lending (Topic 942), and Financial Services—Investment Companies (Topic 946): Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants. This ASU incorporates recent SEC rule changes into the FASB Codification, including SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants”. The ASU is effective upon addition to the FASB Codification. The Company does not expect the adoption of ASU 2021-06 to have a material impact on its consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

3.	Investment Securities

Investments in debt securities are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
September 30, 2021	cost	gains	losses	value

Available for sale

State and municipal	$754,714	$14,036	$-	$768,750
SBA pools	1,594,777	2,240	24,344	1,572,673
Corporate bonds	7,442,780	107,860	7,158	7,543,482
Mortgage-backed securities	111,917,951	575,914	1,113,188	111,380,677
	$121,710,222	$700,050	$1,144,690	$121,265,582

Held to maturity

State and municipal	$21,883,882	$1,147,393	$55,063	$22,976,212

	Amortized	Unrealized	Unrealized	Fair
December 31, 2020	cost	gains	losses	value

Available for sale

State and municipal	$962,438	$24,094	$-	$986,532
SBA pools	1,822,226	-	38,419	1,783,807
Corporate bonds	6,692,156	108,172	2,897	6,797,431
Mortgage-backed securities	44,026,055	941,987	58,526	44,909,516
	$53,502,875	$1,074,253	$99,842	$54,477,286

Held to maturity

State and municipal	$23,078,519	$1,177,125	$10,858	$24,244,786

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

3.	Investment Securities (continued)

Contractual maturities, shown below, will differ from actual maturities because borrowers and issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
September 30, 2021	cost	value	cost	value

Within one year	$499,858	$508,520	$-	$-
Over one to five years	3,361,396	3,456,435	797,949	813,733
Over five to ten years	4,336,240	4,347,277	2,039,074	2,237,176
Over ten years	-	-	19,046,859	19,925,303
	8,197,494	8,312,232	21,883,882	22,976,212
Mortgage-backed securities and
SBA pools, due in monthly installments	113,512,728	112,953,350	-	-
	$121,710,222	$121,265,582	$21,883,882	$22,976,212

December 31, 2020

Within one year	$505,372	$502,475	$487,741	$496,463
Over one to five years	4,646,388	4,755,483	793,876	813,523
Over five to ten years	2,300,591	2,323,451	2,476,827	2,687,063
Over ten years	202,243	202,554	19,320,075	20,247,737
	7,654,594	7,783,963	23,078,519	24,244,786
Mortgage-backed securities and
SBA pools, due in monthly installments	45,848,281	46,693,323	-	-
	$53,502,875	$54,477,286	$23,078,519	$24,244,786

Securities with a carrying value of $19,919,867 and $34,958,212 as of September 30, 2021 and December 31, 2020, respectively, were pledged as collateral for government deposits and securities sold under repurchase agreements.

During the nine months ended September 30, 2021, the Company received proceeds of $1,263,845 from the call at a premium of available for sale investment securities. The Company realized a $9,190 gain on the call of the securities. During the nine months ended September 30, 2020, the Company sold three available for sale securities totalling $2,025,000 with no gain or loss.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

3.	Investment Securities (continued)

The following table sets forth the Company’s gross unrealized losses on a continuous basis for investments in debt securities, by category and length of time, at September 30, 2021 and December 31, 2020.

September 30, 2021	Less than 12 months		12 months or more		Total
Description of investments	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

State and municipal	$1,333,770	$24,919	$712,730	$30,144	$2,046,500	$55,063
SBA pools	-	-	1,292,243	24,344	1,292,243	24,344
Corporate bonds	1,115,155	7,158	-	-	1,115,155	7,158
Mortgage-backed securities	74,530,890	1,104,919	757,162	8,269	75,288,052	1,113,188
Total	$76,979,815	$1,136,996	$2,762,135	$62,757	$79,741,950	$1,199,753

December 31, 2020	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
Description of investments	Fair value	losses	Fair value	losses	Fair value	losses

State and municipal	$719,430	$10,858	$-	$-	$719,430	$10,858
SBA pools	-	-	1,783,807	38,419	1,783,807	38,419
Corporate bonds	502,754	2,897	-	-	502,754	2,897
Mortgage-backed securities	9,286,525	57,987	96,652	539	9,383,177	58,526
Total	$10,508,709	$71,742	$1,880,459	$38,958	$12,389,168	$110,700

The factors considered in evaluating securities for impairment include whether the Bank intends to sell the security, whether it is more likely than not that the Bank will be required to sell the security before recovery of its amortized cost basis, and whether the Bank expects to recover the security’s entire amortized cost basis.

Management has the ability and intent to hold securities classified as held to maturity until they mature, at which time the Company should receive full value for the securities. As of September 30, 2021 and December 31, 2020, management did not have the intent to sell any of the held to maturity or available for sale securities with unrealized losses before a recovery of cost. The unrealized losses detailed in the table above were due to increases in market interest rates over the yields available at the time the underlying securities were purchased as well as other market conditions for each particular security based upon the structure and remaining principal balance. The fair values of the debt securities are expected to recover as the securities approach their maturity dates or repricing dates or if market yields for such investments decline. Based on the foregoing factors, as of September 30, 2021 and December 31, 2020, management believes that these unrealized losses are temporary and, accordingly, they have not been recognized in the Company’s consolidated statement of income. At September 30, 2021, 57 available for sale and four held to maturity investments had unrealized losses.

At September 30, 2021, none of the available for sale or held to maturity investments were impaired. In determining whether other-than-temporary impairment exists, management considers many factors, including (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) whether the Bank intends to sell the security, whether it is more likely than not that the Bank will be required to sell the security before recovery of its amortized cost basis, and whether the Bank expects to recover the security’s entire amortized cost basis. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

4.	Loans

Major categories of loans are as follows:

	September 30,	December 31,
	2021	2020
Real estate:
Commercial	$316,152,601	$309,284,811
Construction and land development	28,668,642	33,641,916
Residential	114,593,662	121,327,761
Commercial	40,655,077	61,368,105
Consumer	379,530	288,454
	500,449,512	525,911,047
Less: Allowance for loan losses	3,744,218	3,296,538
Deferred origination fees net of costs	924,100	923,995
	$495,781,194	$521,690,514

Commercial loans in the table above include $16.3 million and $32.1 million of Paycheck Protection Program (“PPP”) loans as of September 30, 2021 and December 31, 2020, respectively, which are 100% guaranteed by the Small Business Administration (“SBA”). $22 million were originated during the nine months ended September 30, 2021 compared to $38 million originated in 2020. A substantial portion of the PPP loans in the Company’s portfolio are expected to be forgiven by the SBA. During the nine months ended September 30, 2021, the Company collected approximately $1,037,000 in fees from the SBA in connection with the originations of the PPP loans compared to approximately $1,286,000 collected in 2020. The fees, net of related origination costs, are being recognized as interest income over the term of the loans using the straight-line method, with accelerated recognition when the loan pays off before maturity through SBA forgiveness or other means. During the nine months ended September 30, 2021, the Company recognized approximately $937,000 as interest income.

Nonaccrual loans, segregated by class of loans, were as follows:

	September 30,	December 31,
	2021	2020
Commercial real estate	$4,849,857	$4,407,829
Residential real estate	31,500	$220,967
Commercial	154,469	-
	$5,035,826	$4,628,796

At September 30, 2021, the Company had two nonaccrual commercial real estate loans totaling $4,849,857, one nonaccrual residential real estate loan totaling $31,500, and one nonaccrual commercial loan totaling $154,469. The loans were secured by real estate, business assets, and personal guarantees. Gross interest income of $281,720 would have been recorded for the nine months ended September 30, 2021 had these nonaccrual loans been current and performing in accordance with their original terms. The Company allocated $253,942 of its allowance for loan losses to these nonaccrual loans. The recorded investment of the nonaccrual loans was net of charge-offs and a nonaccretable discount totaling $27,146 at September 30, 2021.

At December 31, 2020, the Company had one nonaccrual commercial real estate loan totaling $4,407,829 and two nonaccrual residential real estate loans totaling $220,967. The loans were secured by real estate, business assets, and personal guarantees. Gross interest income of $13,395 would have been recorded in 2020 had these nonaccrual loans been current and performing in accordance with their original terms. The Company allocated $0 of its allowance for loan losses to these nonaccrual loans.

The recorded investment of the nonaccrual loans was net of charge-offs and a nonaccretable discount totaling $8,176 at December 31, 2020.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

4.	Loans (continued)

An age analysis of past due loans, segregated by type of loan, is as follows:

			90 Days				Past Due 90
	30 - 59 Days	60 - 89 Days	or More	Total		Total	Days or More
	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing
September 30, 2021
Real estate:
Commercial	$-	$-	$507,671	$507,671	$315,644,930	$316,152,601	$-
Construction and land development	-	-	-	-	28,668,642	28,668,642	-
Residential	-	-	31,500	31,500	114,562,162	114,593,662	-
Commercial	-	154,469	-	154,469	40,500,608	40,655,077	-
Consumer	-	-	-	-	379,530	379,530	-
Total	$-	$154,469	$539,171	$693,640	$499,755,872	$500,449,512	$-

December 31, 2020
Real estate:
Commercial	$182,656	$-	$-	$182,656	$309,102,155	$309,284,811	$-
Construction and land development	-	-	-	-	33,641,916	33,641,916	-
Residential	24,591	-	220,967	245,558	121,082,203	121,327,761	-
Commercial	-	-	-	-	61,368,105	61,368,105	-
Consumer	-	-	-	-	288,454	288,454	-
Total	$207,247	$-	$220,967	$428,214	$525,482,833	$525,911,047	$-

Impaired loans, segregated by class of loans with average recorded investment and interest recognized for the nine months ended September 30, 2021 and 2020 and the year ended December 31, 2020, are set forth in the following table:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded	Interest
	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
September 30, 2021
Commercial real estate	$6,875,087	$6,367,416	$507,671	$6,875,087	$99,473	$6,767,616	$77,603
Residential real estate	40,626	40,626	-	40,626	-	20,313	-
Commercial	154,469	-	154,469	154,469	154,469	99,601	1,271
	$7,070,182	$6,408,042	$662,140	$7,070,182	$253,942	$6,887,530	$78,874

September 30, 2020
Commercial real estate	$2,266,855	$2,266,855	$-	$2,266,855	$-	$2,175,922	$87,252
Residential real estate	46,075	46,075	-	46,075	-	48,066	2,014
	$2,312,930	$2,312,930	$-	$2,312,930	$-	$2,223,988	$89,266

December 31, 2020
Commercial real estate	$6,660,145	$6,660,145	$-	$6,660,145	$-	$4,372,567	$345,570
Residential real estate	44,733	44,733	-	44,733	-	47,935	2,139
	$6,704,878	$6,704,878	$-	$6,704,878	$-	$4,420,502	$347,709

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

4.	Loans (continued)

Impaired loans include TDRs which are loans that have been modified to provide economic concessions to borrowers who have experienced financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance, or other actions. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months.

At September 30, 2021, the Company had one commercial real estate loan totaling $2,025,230 and one residential real estate loan totaling $40,626 that were classified as TDRs. All are included in impaired loans above. At September 30, 2021, both loans were paying as agreed. There have been no charge-offs or allowances associated with these loans.

At December 31, 2020, the Company had two commercial real estate loans totaling $2,252,316 and one residential real estate loan totaling $44,733 classified as TDRs. One of the commercial real estate loans with a principal balance of $182,656 was restructured as a TDR during 2020. All three loans are included in impaired loans above. There have been no charge-offs or allowances associated with these loans.

Section 4013 of the U.S. Government’s Coronavirus Aid, Relief, and Economic Security Act allows financial institutions to suspend application of certain current TDRs accounting guidance under ASC 310-40 for loan modifications related to the COVID-19 pandemic made between March 1, 2020 and the earlier of January 1, 2022 or 60 days after the end of the COVID-19 national emergency, provided certain criteria are met. This relief can be applied to loan modifications for borrowers that were not more than 30 days past due as of December 31, 2019 and to loan modifications that defer or delay the payment of principal or interest, or change the interest rate on the loan. In April 2020, federal and state banking regulators issued the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus to provide further interpretation of when a borrower is experiencing financial difficulty, specifically indicating that if the modification is either short-term (e.g., six months) or mandated by a federal or state government in response to the COVID-19 pandemic, the borrower is not experiencing financial difficulty under ASC 310-40. The Company continues to prudently work with borrowers negatively impacted by the COVID-19 pandemic while managing credit risks and recognizing appropriate allowance for loan losses on its loan portfolio. As of September 30, 2021, one loan totalling $4.3 million, or 1% of the Company’s loan portfolio, was operating under a three-month deferral. This loan was not classified as a TDR as of September 30, 2021 because it met the criteria discussed above.

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

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

4.	Loans (continued)

Loans by credit grade, segregated by loan type, are as follows:

		Above			Pass	Special
September 30, 2021	Excellent	average	Average	Acceptable	watch	mention	Substandard	Doubtful	Total

Real estate:
Commercial	$-	$1,481,171	$80,794,629	$127,643,116	$92,864,344	$5,607,912	$7,761,429	$-	$316,152,601
Construction and land development	-	-	4,433,922	11,740,442	9,026,739	1,935,693	1,531,846	-	28,668,642
Residential	47,335	758,819	50,882,661	49,801,365	10,606,480	-	2,497,002	-	114,593,662
Commercial	16,414,989	-	6,393,866	13,209,094	4,637,128	-	-	-	40,655,077
Consumer	7,065	187,751	140,577	3,297	12,486	-	-	28,354	379,530
	$16,469,389	$2,427,741	$142,645,655	$202,397,314	$117,147,177	$7,543,605	$11,790,277	$28,354	$500,449,512

		Above			Pass	Special
December 31, 2020	Excellent	average	Average	Acceptable	watch	mention	Substandard	Doubtful	Total

Real estate:
Commercial	$-	$2,010,472	$96,178,011	$87,860,036	$108,045,730	$5,951,177	$9,239,385	$-	$309,284,811
Construction and land development	-	-	2,962,300	15,944,499	13,168,844	-	1,566,273	-	33,641,916
Residential	36,285	1,026,824	63,811,389	40,947,548	12,579,311	-	2,926,404	-	121,327,761
Commercial	32,088,058	-	10,037,516	13,532,170	5,710,361	-	-	-	61,368,105
Consumer	13,729	109,955	131,171	6,671	15,663	-	-	11,265	288,454
	$32,138,072	$3,147,251	$173,120,387	$158,290,924	$139,519,909	$5,951,177	$13,732,062	$11,265	$525,911,047

The principal balance of loans in the Pass/Watch category as of September 30, 2021 and December 31, 2020 include loans that were granted payment deferrals due to COVID-19. The loans were downgraded to the Pass/Watch category if they were in a higher rated category at the time the deferral was granted. Loans that completed their deferral and are making scheduled payments again are being re-evaluated on a loan-by-loan basis to determine if they warrant upgrading.

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

The following table details activity in the allowance for loan losses by portfolio for the nine-month periods ended September 30, 2021 and 2020 and for the year ended December 31, 2020. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

						Allowance for loan losses ending			Outstanding loan balances
		Provision				balance evaluated for impairment:			evaluated for impairment:
	Beginning	for loan	Charge		Ending	Purchase Credit			Purchase Credit
September 30, 2021	balance	losses	offs	Recoveries	balance	Individually	Impaired	Collectively	Individually	Impaired	Collectively

Real estate:
Commercial	$2,230,129	$348,650	$-	$9,500	$2,588,279	$99,473	$-	$2,488,806	$6,875,087	$87,708	$309,189,806
Construction and land development	201,692	32,105	-	12,150	245,947	-	-	245,947	-	1,531,846	27,136,796
Residential	644,639	(28,549)	(18,970)	-	597,120	-	-	597,120	40,626	570,860	113,982,176
Commercial	111,390	125,133	-	15,000	251,523	154,469	-	97,054	154,469	-	40,500,608
Consumer	2,138	1,863	-	-	4,001	-	-	4,001	-	-	379,530
Unallocated	106,550	(49,202)	-	-	57,348	-	-	57,348	-	-	-
	$3,296,538	$430,000	$(18,970)	$36,650	$3,744,218	$253,942	$-	$3,490,276	$7,070,182	$2,190,414	$491,188,916

						Allowance for loan losses ending			Outstanding loan balances
		Provision				balance evaluated for impairment:			evaluated for impairment:
	Beginning	for loan	Charge		Ending	Purchase Credit			Purchase Credit
September 30, 2020	balance	losses	offs	Recoveries	balance	Individually	Impaired	Collectively	Individually	Impaired	Collectively

Real estate:
Commercial	$1,763,861	$340,084	$-	$45,962	$2,149,907	$-	$-	$2,149,907	$2,266,855	$-	$236,839,421
Construction and land development	192,828	51,804	-	10,800	255,432	-	-	255,432	-	-	23,889,344
Residential	478,124	102,515	-	-	580,639	-	-	580,639	46,075	-	70,582,197
Commercial	107,782	5,429	-	15,835	129,046	-	-	129,046	-	-	60,442,374
Consumer	4,133	2,260	-	-	6,393	-	-	6,393	-	-	239,062
Unallocated	46,987	(27,092)	-	-	19,895	-	-	19,895	-	-	-
	$2,593,715	$475,000	$-	$72,597	$3,141,312	$-	$-	$3,141,312	$2,312,930	$-	$391,992,398

						Allowance for loan losses ending			Outstanding loan balances
		Provision				balance evaluated for impairment:			evaluated for impairment:
	Beginning	for loan	Charge		Ending	Purchase Credit			Purchase Credit
December 31, 2020	balance	losses	offs	Recoveries	balance	Individually	Impaired	Collectively	Individually	Impaired	Collectively

Real estate:
Commercial	$1,763,861	$418,806	$-	$47,462	$2,230,129	$-	$-	$2,230,129	$6,660,245	$151,453	$302,473,113
Construction and land development	192,828	(5,536)	-	14,400	201,692	-	-	201,692	-	1,566,174	32,075,742
Residential	478,124	166,515	-	-	644,639	-	-	644,639	215,230	595,433	120,517,098
Commercial	107,782	(12,353)	-	15,961	111,390	-	-	111,390	-	-	61,368,105
Consumer	4,133	(1,995)	-	-	2,138	-	-	2,138	-	-	288,454
Unallocated	46,987	59,563	-	-	106,550	-	-	106,550	-	-	-
	$2,593,715	$625,000	$-	$77,823	$3,296,538	$-	$-	$3,296,538	$6,875,475	$2,313,060	$516,722,512

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

4.	Loans (Continued)

The following table provides activity for the accretable credit discount of purchased loans:

2021

Balance at December 31, 2020	$2,250,232
Acquired during the year	-
Accretion	592,014
Adjustments	-
Balance at September 30, 2021	$1,658,218

At September 30, 2021, the nonaccretable discount on purchased impaired loans was $466,597, a decrease of $460,413 from December 31, 2020 as a result of a transfer to accretable. At September 30, 2021, the accretable discount on purchased impaired loans was $216,580 after the accretion of $243,833. At September 30, 2021, the remaining yield premium on purchased loans was $1,565,204. At September 30, 2021, the principal balance of purchased loans was $110,690,972 and the carrying value was $109,914,791. At September 30, 2021, there were no residential real estate loans in the process of foreclosure.

5.	Goodwill and Other Intangibles

The Merger effected in October of 2020 resulted in the recording of goodwill and CDI. The following table presents the changes in both assets:

	Goodwill	CDI	Total

Balance at December 31, 2020	$6,978,208	$81,200	$7,059,408
Acquired during the year	-	-	-
Amortization	-	(6,246)	(6,246)
Adjustments	-	-	-
Balance at September 30, 2021	$6,978,208	$74,954	$7,053,162

The CDI is being amortized over 10 years on a straight-line basis. Annual amortization will be $8,328 for each of the years ended December 31, 2021 through 2029 and $6,246 in 2030. Since the acquisition was a tax-free reorganization, goodwill and CDI are not deductible for income tax purposes.

6.	Lease Commitments

The Company and its subsidiaries are obligated under operating leases for certain office premises.

The following table shows operating lease right of use assets and operating lease liabilities as of September 30, 2021 and December 31, 2020:

	Consolidated Balance
	Sheet classification	September 30, 2021	December 31, 2020
Operating lease right of use asset	Other assets	$1,130,744	$1,242,832
Operating lease liabilities	Other liabilities	1,345,902	1,443,966

Operating lease cost included in occupancy expense in the statement of income for the three months ended September 30, 2021 and 2020 was $43,178 and $49,926, respectively. Operating lease cost included in occupancy expense in the statement of income for the nine months ended September 30, 2021 and 2020 was $144,529 and $144,060 respectively.

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

A maturity analysis of operating lease liabilities, including those option years for which the Company is reasonably certain to renew, and reconciliation of the undiscounted cash flows to the total operating lease liabilities are as follows:

Year	Amount

2021	$44,348
2022	182,426
2023	188,613
2024	194,124
2025	199,809
Thereafter	700,169
Total undiscounted cash flow	1,509,489
Discount	(163,587)
Lease liabilities	$1,345,902

For operating leases as of September 30, 2021, the weighted average remaining lease term is 7.8 years and the weighted average discount rate is 3.25%. During the nine-month periods ended September 30, 2021 and 2020, cash paid for amounts included in the measurement of lease liabilities was $130,506 and $118,383, respectively.

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

The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and was phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reached 2.5% on January 1, 2019). The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and does not have current applicability to the Bank. As of September 30, 2021, the Bank met all capital adequacy requirements under the Basel III Capital Rules on a fully phased‑in basis.

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

The following table presents actual and required capital ratios as of September 30, 2021 and December 31, 2020 for the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of September 30, 2021 and December 31, 2020 based on the phase-in provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. Capital ratios of the Company are substantially the same as the Bank’s.

			Minimum		To Be Well
(Dollars in thousands)	Actual		Capital Adequacy		Capitalized
September 30, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$68,258	13.08%	$54,809	10.50%	$52,199	10.00%
Tier 1 capital (to risk-weighted assets)	64,514	12.36%	44,369	8.50%	41,759	8.00%
Common equity tier 1 (to risk- weighted assets)	64,514	12.36%	36,539	7.00%	33,929	6.50%
Tier 1 leverage (to average assets)	64,514	9.17%	28,146	4.00%	35,182	5.00%

			Minimum		To Be Well
(Dollars in thousands)	Actual		Capital Adequacy		Capitalized
December 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$63,400	12.62%	$52,732	10.50%	$50,221	10.00%
Tier 1 capital (to risk-weighted assets)	60,104	11.97%	42,688	8.50%	40,177	8.00%
Common equity tier 1 (to risk- weighted assets)	60,104	11.97%	35,155	7.00%	32,644	6.50%
Tier 1 leverage (to average assets)	60,104	9.05%	26,569	4.00%	33,211	5.00%

To be categorized as well capitalized, the Bank must maintain ratios as set forth in the table. As of September 30, 2021, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There have been no conditions or events since that notification that management believes have changed the Bank’s category.

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

The following table summarizes financial assets measured at fair value on a recurring and nonrecurring basis as of September 30, 2021 and December 31, 2020, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Carrying Value:
	Level 1	Level 2	Level 3	Total
September 30, 2021
Recurring
Available for sale securities
State and municipal	$-	$768,750	$-	$768,750
SBA pools	-	1,572,673	-	1,572,673
Corporate bonds	-	7,543,482	-	7,543,482
Mortgage-backed securities	-	111,380,677	-	111,380,677
	$-	$121,265,582	$-	$121,265,582

Equity security at fair value
Mutual fund	$547,349	$-	$-	$547,349

Nonrecurring
Other real estate owned	$-	$-	$1,411,605	$1,411,605
Impaired loans	-	-	$408,198	$408,198

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

8.	Fair Value (continued)

	Carrying Value:
	Level 1	Level 2	Level 3	Total
December 31, 2020
Recurring
Available for sale securities
State and municipal	$-	$986,532	$-	$986,532
SBA pools	-	1,783,807	-	1,783,807
Corporate Bonds	-	6,797,431	-	6,797,431
Mortgage-backed securities	-	44,909,516	-	44,909,516
	$-	$54,477,286	$-	$54,477,286

Equity security at fair value
Mutual fund	$552,566	$-	$-	$552,566

Nonrecurring
Other real estate owned	$-	$-	$1,411,605	$1,411,605

The estimated fair value of financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of the valuation inputs were as follows:

	September 30, 2021		December 31, 2020
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets
Level 1 inputs
Cash and cash equivalents	$39,601,864	$39,601,864	$40,975,670	$40,975,670
Level 2 inputs
Certificates of deposit in other banks	350,000	350,000	850,000	850,000
Accrued interest receivable	1,579,447	1,579,447	2,057,491	2,057,491
Securities held to maturity	21,883,882	22,976,212	23,078,519	24,244,786
Mortgage loans held for sale	1,757,550	1,800,891	1,673,350	1,705,781
Restricted stock	675,400	675,400	900,500	900,500
Bank owned life insurance	15,230,325	15,230,325	11,297,342	11,297,342
Level 3 inputs
Loans, net	495,781,194	503,485,138	521,690,514	527,132,047

Financial liabilities
Level 1 inputs
Noninterest-bearing deposits	$125,841,422	$125,841,422	$103,155,113	$103,155,113
Securities sold under repurchase agreements	10,475,121	10,475,121	24,753,972	24,753,972
Level 2 inputs
Interest-bearing deposits	496,091,137	496,982,137	470,246,434	474,096,434
Federal Home Loan Bank advances	5,000,000	5,040,000	5,000,000	5,136,000
Long-term debt	16,977,499	17,299,707	16,973,280	17,018,416
Accrued interest payable	323,420	323,420	409,622	409,622

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

9.	Earnings per Share

Basic earnings per share is determined by dividing net income available to stockholders by the weighted-average number of shares of common stock outstanding during the period and does not include the effect of any potentially dilutive common stock equivalents, giving retroactive effect to stock dividends declared during the period. Diluted earnings per share is determined in the same manner, except that the weighted-average number of shares of common stock outstanding is adjusted for the dilutive effect of outstanding common stock equivalents. The following table sets forth the calculation of basic and diluted earnings per share for the three and nine-month periods ended September 30, 2021 and 2020. There were no common stock equivalents outstanding for the three and nine-month periods ended September 30, 2021 or 2020.

	Three Months Ended		Nine Months Ended
	September, 30		September, 30
	2021	2020	2021	2020

Net income	$2,122,547	$385,247	$6,184,341	$2,264,609

Weighted average shares outstanding	3,023,487	2,991,964	3,015,602	2,980,372

Earnings per share - basic and diluted	$0.70	$0.13	$2.05	$0.76

10.	Retirement Plans

The Company has a profit sharing plan qualifying under Section 401(k) of the Internal Revenue Code. All employees age 21 or more with six months of service are eligible for participation in the plan. The Company matches employee contributions up to 4% of total compensation and may make additional discretionary contributions. Employee and employer contributions are 100% vested when made. The Company’s contributions to this plan were $52,818 and $51,347 for the three-month periods ended September 30, 2021 and 2020, respectively, and $194,566 and $160,937 for the nine-month periods ended September 30, 2021 and 2020, respectively.

The Company has entered into agreements with 12 employees to provide certain life insurance benefits payable in connection with policies of life insurance on those employees that are owned by the Company. Each of the agreements provides for the amount of death insurance benefits to be paid to beneficiaries of the insured. For this plan, the Company expensed $1,661 and $1,589 for the three-month periods ended September 30, 2021 and 2020, respectively, and $4,982 and $4,767 for the nine-month periods ended September 30, 2021 and 2020, respectively.

The Company adopted supplemental executive retirement plans for three of its executives. The plans provide cash compensation to the executive officers under certain circumstances, including a separation of service. The benefits vest over the period from adoption to a specified age for each executive. The Company recorded expenses related to these plans, including interest, of $42,000 and $51,300 for the three-month periods ended September 30, 2021 and 2020, respectively, and $126,000 and $153,900 for the nine-month periods ended September 30, 2021 and 2020, respectively.

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

Effective October 1, 2020, pursuant to a series of merger transactions, Farmers and Merchants Bancshares, Inc. acquired Carroll Bancorp, Inc., and the Bank acquired Carroll Bancshares, Inc.’s wholly-owned bank subsidiary, Carroll Community Bank (collectively, the “Merger”).

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

COVID-19 Pandemic

The COVID-19 pandemic has materially impacted all companies, governmental agencies, and individuals across the Country since the World Health Organization declared it a pandemic on March 11, 2020, and it continues to do so.

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

Paycheck Protection Program

The U.S. Government’s Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) established the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), which provided small businesses with resources to maintain payroll, hire back employees who may have been laid off, and to cover applicable overhead expenses. During 2020, we made over $32 million in PPP loans and acquired $6 million as a result of the Merger. During the first nine months of 2021, we made an additional $22 million of PPP loans. All PPP loans are 100% guaranteed by the SBA, have up to a five-year maturity, and have an interest rate of 1%. These loans may be forgiven by the SBA if the borrower meets certain conditions, including by using at least 75% of the loan proceeds for payroll costs. The majority of the PPP loans made in 2020 have been forgiven as of September 30, 2021. The SBA also established processing fees from 1% to 5%, depending on the loan amount. During the nine months ended September 30, 2021, the Company collected approximately $1,037,000 in fees from the SBA in connection with the originations of the PPP loans compared to approximately $1,286,000 collected in 2020. The fees, net of related origination costs, are being recognized as interest income over the term of the loans using the straight-line method, with accelerated recognition when the loan pays off before maturity through SBA forgiveness or other means. During the nine months ended September 30, 2021, the Company recognized approximately $937,000 as interest income.

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

Financial Condition

Total assets increased by $39,425,122, or 5.8%, to $716,742,204 at September 30, 2021 from $677,317,082 at December 31, 2020. The increase in total assets was due primarily to increases of $65,593,659 in debt securities and $3,932,983 in bank owned life insurance, offset by decreases of $25,909,320 in loans, $1,373,806 in cash and cash equivalents, and $1,445,151 in premises and equipment due to the sale of a former branch location. The decrease in loans was due primarily to a decrease of $15,498,715 in PPP loans.

Total liabilities increased $34,849,289, or 5.6%, to $660,436,888 at September 30, 2021 from $625,587,599 at December 31, 2020. The increase was due primarily to a $48,531,012 increase in deposits, offset by a $14,278,851 decrease in securities sold under repurchase agreements. The increase in deposits was due to an inflow of funds from depositors who have received numerous government stimulus funds.

Stockholders’ equity increased by $4,575,833 to $56,305,316 at September 30, 2021 from $51,729,483 at December 31, 2020. The increase was due primarily to net income for the nine-month period ended September 30, 2021 of $6,184,341, offset by a decrease of $1,028,563 in accumulated other comprehensive (loss) income and dividends paid, net of reinvestment, of $579,945.

Loans

Major categories of loans at September 30, 2021 and December 31, 2020 were as follows:

	September 30,		December 31,
	2021		2020

Real estate:
Commercial	$316,152,601	63%	$309,284,811	59%
Construction/Land development	28,668,642	6%	33,641,916	6%
Residential	114,593,662	23%	121,327,761	23%
Commercial	40,655,077	8%	61,368,105	12%
Consumer	379,530	0%	288,454	0%
	500,449,512	100%	525,911,047	100%
Less: Allowance for loan losses	3,744,218		3,296,538
Deferred origination fees net of costs	924,100		923,995
	$495,781,194		$521,690,514

Loans decreased by $25,909,320, or 5.0%, to $495,781,194 at September 30, 2021 from $521,690,514 at December 31, 2020. The decrease was due primarily to decreases of $20,713,028 in commercial loans, $4,973,274 in construction/land development loans, and $6,734,099 in residential loans, offset by an increase of $6,867,790 in commercial real estate loans. The decrease in commercial loans was driven primarily by a decrease of $15,760,157 in PPP loans. The allowance for loan losses increased $447,680 to $3,744,218 at September 30, 2021 from $3,296,538 at December 31, 2020. Deferred origination fees, net of costs, increased slightly to $924,100 at September 30, 2021 from $923,995 at December 31, 2020.

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

An age analysis of past due loans, segregated by class of loans, as of September 30, 2021 and December 31, 2020 is as follows:

			90 Days				Past Due 90
	30 - 59 Days	60 - 89 Days	or more	Total		Total	Days or More
	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing
September 30, 2021
Real estate:
Commerical	$-	$-	$506,671	$506,671	$315,645,930	$316,152,601	$-
Construction/Land development	-	-	-	-	28,668,642	28,668,642	-
Residential	-	-	31,500	31,500	114,562,162	114,593,662	-
Commercial	-	154,469	-	154,469	40,500,608	40,655,077	-
Consumer	-	-	-	-	379,530	379,530	-

Total	$-	$154,469	$538,171	$692,640	$499,756,872	$500,449,512	$-

			90 Days				Past Due 90
	30 - 59 Days	60 - 89 Days	or more	Total		Total	Days or More
	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing
December 31, 2020
Real estate:
Commerical	$182,656	$-	$-	$182,656	$309,102,155	$309,284,811	$-
Construction/Land development	-	-	-	-	33,641,916	33,641,916	-
Residential	24,591	-	220,967	245,558	121,082,203	121,327,761	-
Commercial	-	-	-	-	61,368,105	61,368,105	-
Consumer	-	-	-	-	288,454	288,454	-

Total	$207,247	$-	$220,967	$428,214	$525,482,833	$525,911,047	$-

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

At September 30, 2021, the Company had two nonaccrual commercial real estate loan totaling $4,849,857, one nonaccrual residential real estate loan totaling $31,500, and one nonaccrual commercial loan totaling $154,469. The loans were secured by real estate, business assets, and personal guarantees. Gross interest income of $281,720 would have been recorded for the nine months ended September 30, 2021 if these nonaccrual loans had been current and performing in accordance with the original terms. The Company allocated $253,942 of its allowance for loan losses to these nonaccrual loans. The recorded investment of the nonaccrual loans was net of charge-offs and a nonaccretable discount totaling $27,146 at September 30, 2021.

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

Impaired loans as of September 30, 2021 and December 31, 2020 are set forth in the following table:

	September 30	December 31,
	2021	2020

Impaired loans with no valuation allowance	$6,408,042	$6,704,878
Impaired loans with a valuation allowance	662,140	-
Total impaired loans	$7,070,182	$6,704,878
Valuation allowance related to impaired loans	$253,942	$-

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

Section 4013 of the U.S. Government’s Coronavirus Aid, Relief, and Economic Security Act allows financial institutions to suspend application of certain current TDRs accounting guidance under the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 310-40 for loan modifications related to the COVID-19 pandemic made between March 1, 2020 and the earlier of January 1, 2022 or 60 days after the end of the COVID-19 national emergency, provided certain criteria are met. This relief can be applied to loan modifications for borrowers that were not more than 30 days past due as of December 31, 2019 and to loan modifications that defer or delay the payment of principal or interest, or change the interest rate on the loan. In April 2020, federal and state banking regulators issued the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus to provide further interpretation of when a borrower is experiencing financial difficulty, specifically indicating that if the modification is either short-term (i.e., six months) or mandated by a federal or state government in response to the COVID-19 pandemic, the borrower is not experiencing financial difficulty under ASC 310-40. The Company continues to prudently work with borrowers negatively impacted by the COVID-19 pandemic while managing credit risks and recognizing appropriate allowance for loan losses on its loan portfolio.

The Company has provided loan modifications to its borrowers who are impacted by the COVID-19 pandemic. Modifications include deferrals of principal and interest for periods up to three months and interest only periods of three months. These deferrals can be extended for an additional three months, subject to approval by the Company. As of September 30, 2021, one loan totalling $4.3 million, or 1% of the Company’s loan portfolio, was operating under a three-month deferral. This loan was not classified as a TDR as of September 30, 2021 because it met the criteria discussed above. See Note 4 to the financial statements included elsewhere in this report for additional information.

At September 30, 2021, the Company had one commercial real estate loan totaling $2,025,230 and one residential real estate loan totaling $40,626 that were classified as TDRs. All are included in impaired loans above. At September 30, 2021, both loans were paying as agreed. There have been no charge-offs or allowances associated with these loans.

At December 31, 2020, the Company had two commercial real estate loans totaling $2,252,316 and one residential loan totaling $44,733 classified as TDRs. One of the commercial real estate loans with a principal balance of $182,656 was restructured as a TDR during 2020. All three loans are included in impaired loans above. There have been no charge-offs or allowances associated with these loans.

	September 30,	December 31,
	2021	2020

Restructured loans (TDRs):
Performing as agreed	$2,065,856	$2,297,049
Not performing as agreed	-	-
Total TDRs	$2,065,856	$2,297,049

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

The following table details activity in the allowance for loan losses by portfolio for the nine-month periods ended September 30, 2021 and 2020 and the year ended December 31, 2020. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

						Allowance for loan losses ending			Outstanding loan balances
		Provision				balance evaluated for impairment:			evaluated for impairment:
	Beginning	for loan	Charge		Ending	Purchase Credit			Purchase Credit
September 30, 2021	balance	losses	offs	Recoveries	balance	Individually	Impaired	Collectively	Individually	Impaired	Collectively

Real estate:
Commercial	$2,230,129	$348,650	$-	$9,500	$2,588,279	$99,473	$-	$2,488,806	$6,875,087	$87,708	$309,189,806
Construction and land development	201,692	32,105	-	12,150	245,947	-	-	245,947	-	1,531,846	27,136,796
Residential	644,639	(28,549)	(18,970)	-	597,120	-	-	597,120	40,626	570,860	113,982,176
Commercial	111,390	125,133	-	15,000	251,523	154,469	-	97,054	154,469	-	40,500,608
Consumer	2,138	1,863	-	-	4,001	-	-	4,001	-	-	379,530
Unallocated	106,550	(49,202)	-	-	57,348	-	-	57,348	-	-	-
	$3,296,538	$430,000	$(18,970)	$36,650	$3,744,218	$253,942	$-	$3,490,276	$7,070,182	$2,190,414	$491,188,916

						Allowance for loan losses ending			Outstanding loan balances
		Provision				balance evaluated for impairment:			evaluated for impairment:
	Beginning	for loan	Charge		Ending	Purchase Credit			Purchase Credit
September 30, 2020	balance	losses	offs	Recoveries	balance	Individually	Impaired	Collectively	Individually	Impaired	Collectively

Real estate:
Commercial	$1,763,861	$340,084	$-	$45,962	$2,149,907	$-	$-	$2,149,907	$2,266,855	$-	$236,839,421
Construction and land development	192,828	51,804	-	10,800	255,432	-	-	255,432	-	-	23,889,344
Residential	478,124	102,515	-	-	580,639	-	-	580,639	46,075	-	70,582,197
Commercial	107,782	5,429	-	15,835	129,046	-	-	129,046	-	-	60,442,374
Consumer	4,133	2,260	-	-	6,393	-	-	6,393	-	-	239,062
Unallocated	46,987	(27,092)	-	-	19,895	-	-	19,895	-	-	-
	$2,593,715	$475,000	$-	$72,597	$3,141,312	$-	$-	$3,141,312	$2,312,930	$-	$391,992,398

						Allowance for loan losses ending			Outstanding loan balances
		Provision				balance evaluated for impairment:			evaluated for impairment:
	Beginning	for loan	Charge		Ending	Purchase Credit			Purchase Credit
December 31, 2020	balance	losses	offs	Recoveries	balance	Individually	Impaired	Collectively	Individually	Impaired	Collectively

Real estate:
Commercial	$1,763,861	$418,806	$-	$47,462	$2,230,129	$-	$-	$2,230,129	$6,660,245	$151,453	$302,473,113
Construction and land development	192,828	(5,536)	-	14,400	201,692	-	-	201,692	-	1,566,174	32,075,742
Residential	478,124	166,515	-	-	644,639	-	-	644,639	215,230	595,433	120,517,098
Commercial	107,782	(12,353)	-	15,961	111,390	-	-	111,390	-	-	61,368,105
Consumer	4,133	(1,995)	-	-	2,138	-	-	2,138	-	-	288,454
Unallocated	46,987	59,563	-	-	106,550	-	-	106,550	-	-	-
	$2,593,715	$625,000	$-	$77,823	$3,296,538	$-	$-	$3,296,538	$6,875,475	$2,313,060	$516,722,512

The provision for loan losses was $430,000 and $475,000 for the nine-month periods ended September 30, 2021 and 2020, respectively.

During the nine-month periods ended September 30, 2021 and 2020, the Company had recoveries from loans written off in prior periods totaling $36,650 and $72,597, respectively, and charge-offs of $18,970 and $0, respectively.

As of September 30, 2021, the Company had $7,894,164 of loans on a watch list, other than impaired loans, for which the borrowers have the potential for experiencing financial difficulties. As of December 31, 2020, the Company had $9,546,879 of such loans. These loans are subject to ongoing management attention and their classifications are reviewed regularly. Watch list loans include loans classified as Special Mention, Substandard, and Doubtful.

Management believes that the $3.7MM reserve at September 30, 2021 and the $430,000 provision for the nine-month period ended September 30, 2021 are appropriate to adequately cover the probable and estimable losses inherent in the loan portfolio. The Company has recorded an elevated level of provision, $600,000, as compared to both the second quarter of 2021 and the third quarter of 2020. The factors driving the elevated quarter-to-date reserve are the same reasons that the year-to-date reserve as of September 30, 2021 is comparable to the amount experienced in the prior year during the height of the COVID-19 pandemic.

First, the results of our quarterly evaluation of the non-PCI loan portfolio evidenced that the required reserve under our allowance policy was in excess of the remaining fair value discount on that portion of the portfolio. The results of this evaluation are directly related to the unique circumstances that were present during the year ended December 31, 2020. Changes in market interest rates declined rapidly in the prior year across the country resulting in a large liquidity premium on our acquired non-PCI portfolio. This premium largely offset the credit discount calculated by senior management during the Day 1 valuation process for the merger. This resulted in a net fair value discount of approximately $140,000. Absent increases in the general reserve components under our allowance policy methodology going forward, Management does not expect this level of provision for the non-PCI acquired portfolio to continue.

Second, two loans to the same borrower that had been granted COVID-19 deferrals are now delinquent and one has been moved to nonaccrual status. This deterioration can be observed in our credit metrics for delinquent and nonaccrual loans and are evident in the increased level of specific reserve in our overall allowance for loan losses. The two loans had an aggregate reserve of $253,000 at September 30, 2021.

Third, a $4.3MM hotel loan has been operating under a COVID-19 deferral for 18 months. The borrower is currently paying as agreed under the deferral agreement and has been making payments of 25% to 50% of the contractually required monthly interest due during 2021. Management has included an allowance factor within the general reserve for COVID-19 deferred loans that have not returned to their contractual payment terms. This factor amounted to 8% as of September 2021 as management senses uncertainty in occupancy rates as the customer moves out of their peak season and into a slower time of year.

These factors increasing the reserve were slightly offset by continued payments made on several other previously COVID-19 deferred loans in which Management has been gradually reducing the allowance factor as payment performance is solidified over time. Management will continue to monitor COVID-19 deferred loans and adjust reserves appropriately based on the facts and circumstances present.

Investment Securities

Investments in debt securities increased by $65,593,659, or 84.6%, to $143,149,464 at September 30, 2021 from $77,555,805 at December 31, 2020. At September 30, 2021 and December 31, 2020, the Company had classified 85% and 70%, respectively, of the investment portfolio as available for sale. The balance of the portfolio was classified as held to maturity.

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

The following table sets forth the carrying value of investments in debt securities at September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020
Available for sale
State and municipal	$768,750	$986,532
SBA pools	1,572,673	1,783,807
Corporate bonds	7,543,482	6,797,431
Mortgage-backed securities	111,380,677	44,909,516
	$121,265,582	$54,477,286

Held to maturity
State and municipal	$21,883,882	$23,078,519

The following table sets forth the scheduled maturities of investments in debt securities at September 30, 2021:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Within 1 year	$499,858	$508,520	$-	$-
Over 1 to 5 years	3,361,396	3,456,435	797,949	813,733
Over 5 to 10 years	4,336,240	4,347,277	2,039,074	2,237,176
Over 10 years	-	-	19,046,859	19,925,303
	8,197,494	8,312,232	21,883,882	22,976,212
SBA Pools	1,594,777	1,572,673	-	-
Mortgage-backed securities	111,917,951	111,380,677	-	-
	$121,710,222	$121,265,582	$21,883,882	$22,976,212

SBA pools and mortgage-backed securities are due in monthly installments.

Other Real Estate Owned

Other real estate owned (“OREO”) at September 30, 2021 and December 31, 2020 included two properties with an aggregate carrying value of $1,411,605. The first property is an apartment building in Baltimore, Maryland with a carrying value of $1,411,605 that was acquired in the Merger. The property is under an optional sales contract with no projected closing date. The other property is land in Cecil County, Maryland with a carrying value of $0. It was acquired through foreclosure in 2007. The latter property consists of 10.43 acres and is currently under contract for a gross sales price of $295,000 with closing expected in 2022. Due to the length of time the property has been held, Maryland banking law required a write-down of the value to $0 in 2019.

Deposits

Total deposits increased by $48,531,012, or 8.5%, to $621,932,559 at September 30, 2021 from $573,401,547 at December 31, 2020. The increase in deposits was due to a $22,686,309 increase in noninterest-bearing accounts, a $25,738,605 increase in savings and money market accounts, and a $13,192,331 increase in interest bearing checking accounts, offset by a $13,086,233 decrease in time deposits.

The following table shows the average balances and average costs of deposits for the nine months ended September 30, 2021 and 2020:

	September 30, 2021		September 30, 2020
	Average		Average
	Balance	Cost	Balance	Cost

Noninterest bearing demand deposits	$119,284,008	0.00%	$74,243,150	0.00%
Interest bearing demand deposits	115,751,651	0.19%	73,702,521	0.30%
Savings and money market deposits	180,734,271	0.16%	107,353,960	0.26%
Time deposits	189,068,595	0.94%	153,264,507	1.79%
	$604,838,525	0.38%	$408,564,138	0.79%

Liquidity Management

Liquidity describes our ability to meet financial obligations that arise out of the ordinary course of business. Liquidity is primarily needed to meet depositor withdrawal requirements, to fund loans, and to fund our other debts and obligations as they come due in the normal course of business. We maintain our asset liquidity position internally through short-term investments, the maturity distribution of the investment portfolio, loan repayments, and income from earning assets. On the liability side of the balance sheet, liquidity is affected by the timing of maturing liabilities and the ability to generate new deposits or borrowings as needed. The Bank is approved to borrow 75% of eligible pledged single-family residential loans and 50% of eligible pledged commercial loans as well as investment securities, or approximately $87.5 million under a secured line of credit with the Federal Home Loan Bank (“FHLB”). The Bank also has a facility with the Federal Reserve Bank of Richmond (the “Reserve Bank”) under which the Bank can borrow approximately $25.4 million. Finally, the Bank has $23,500,000 ($14,500,000 unsecured and $9,000,000 secured) of overnight federal funds lines of credit available from commercial banks. FHLB advances of $5,000,000 were outstanding as of September 30, 2021 and December 31, 2020. The Company borrowed $17,000,000 to facilitate the acquisition of Carroll as more fully described below. There were no borrowings from the Reserve Bank or our commercial bank lenders at September 30, 2021 and December 31, 2020. Management believes that we have adequate liquidity sources to meet all anticipated liquidity needs over the next 12 months. Management knows of no trend or event which is likely to have a material impact on our ability to maintain liquidity at satisfactory levels.

Borrowings and Other Contractual Obligations

The Company’s contractual obligations consist primarily of borrowings and operating leases for various facilities.

On September 30, 2020, the Company borrowed $17,000,000 from First Horizon Bank (“FHN”) for the purpose of funding a portion of the merger consideration that was payable to the stockholders of Carroll when it was merged with and into the Company on October 1, 2020. Net of issuance costs, the amount of the net long-term debt was $16,977,499 and $16,973,280 as of September 30, 2021 and December 31, 2020, respectively. The loan matures on September 30, 2025. The interest rate on the loan is fixed at 4.10%. The Company is required to make quarterly interest-only payments through October 1, 2021. The Company expects that the amount of these quarterly interest-only payments to be $174,250. During the remaining term of the loan, the Company is required to make quarterly interest and principal payments of approximately $646,472, which will be based on a nine-year straight-line amortization schedule. The remaining balance of approximately $9,916,667 will be due at maturity. To secure its obligations under this loan, the Company pledged all of its shares of common stock of the Bank to FHN.

Securities sold under agreements to repurchase represent overnight borrowings from customers. Securities owned by the Company which are used as collateral for these borrowings are primarily U.S. government agency securities.

Specific information about the Company’s borrowings and contractual obligations is set forth in the following table:

	September 30,	December 31,
	2021	2020
Amount oustanding at period-end:
Securities sold under repurchase agreements	$10,475,121	$24,753,972
Federal Home Loan Bank advances	5,000,000	5,000,000
Long-term debt (net of issuance costs)	16,977,499	16,973,280
Weighted average rate paid at period-end:
Securites sold under repurchase agreements	0.34%	0.61%
Federal Home Loan Bank advances	1.00%	1.00%
Long-term debt	4.10%	4.10%

The Federal Home Loan Bank advances and the long-term debt outstanding at September 30, 2021 will require the following principal payments:

Year ending December 31, 2022	1,888,889
Year ending December 31, 2023	1,888,889
Year ending December 31, 2024	1,888,889
Year ending December 31, 2025	16,333,333

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

The following table presents actual and required capital ratios as of September 30, 2021 and December 31, 2020 for the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of September 30, 2021 and December 31, 2020, based on the phase-in provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

			Minimum		To Be Well
(Dollars in thousands)	Actual		Capital Adequacy		Capitalized
September 30, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$68,258	13.08%	$54,809	10.50%	$52,199	10.00%
Tier 1 capital (to risk-weighted assets)	64,514	12.36%	44,369	8.50%	41,759	8.00%
Common equity tier 1 (to risk- weighted assets)	64,514	12.36%	36,539	7.00%	33,929	6.50%
Tier 1 leverage (to average assets)	64,514	9.17%	28,146	4.00%	35,182	5.00%

December 31, 2020

Total capital (to risk-weighted assets)	$63,400	12.62%	$52,732	10.50%	$50,221	10.00%
Tier 1 capital (to risk-weighted assets)	60,104	11.97%	42,688	8.50%	40,177	8.00%
Common equity tier 1 (to risk- weighted assets)	60,104	11.97%	35,155	7.00%	32,644	6.50%
Tier 1 leverage (to average assets)	60,104	9.05%	26,569	4.00%	33,211	5.00%

The Company intends to fund future growth primarily with cash, federal funds, maturities of investment securities and deposit growth. Management knows of no other trend or event that will have a material impact on capital.

Off-Balance Sheet Arrangements

In the normal course of business, the Bank makes commitments to extend credit and issues standby letters of credit. Outstanding loan commitments, unused lines of credit, and letters of credit as of September 30, 2021 and December 31, 2020 are as follows:

	September 30,	December 31,
	2021	2020

Loan commitments
Construction and land development	$4,433,714	$4,668,250
Commercial	830,000	1,000,000
Commercial real estate	21,009,439	15,772,020
Residential	2,588,000	4,668,750
	$28,861,153	$26,109,020

Unused lines of credit
Home-equity lines	$12,775,191	$13,716,894
Commercial lines	20,450,433	23,996,679
	$33,225,624	$37,713,573

Letters of credit	$1,284,742	$1,891,428

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

RESULTS OF OPERATIONS

Comparison of Operating Results for the Nine Months Ended September 30, 2021 and 2020

General

Net income for the nine months ended September 30, 2021 was $6,184,341, compared to $2,264,609 for the same period of 2020. The increase of $3,919,732, or 173.1%, was due to a $5,371,279 increase in net interest income, a $239,883 increase in noninterest income, and a $45,000 decrease in the loan loss provision, offset by a $435,062 increase in noninterest expenses and a $1,301,368 increase in income taxes.

The Company incurred significant one-time costs during 2020 in connection with the Merger. The table below provides a comparison of the Company’s results for the nine months ended September 30, 2021 versus the same period of the prior year with and without $1,612,321 of acquisition costs incurred during the nine months ended September 30, 2020.

	Nine Months Ended
	September 30, 2021	September 30, 2020
			Excluding
	As Reported	As Reported	Acquisition Costs

Income before taxes	$7,946,059	$2,724,959	$4,337,280
Income taxes	1,761,718	460,350	849,235
Net income	$6,184,341	$2,264,609	$3,488,045
Earnings per share, basic and diluted	$2.05	$0.76	$1.17
Return on average assets	1.18%	0.63%	0.97%
Return on average equity	15.17%	5.88%	9.06%

Net Interest Income

Net interest income was $17,107,965 for the nine months ended September 30, 2021, compared to $11,736,686 for the same period of 2020.

Total interest income for the nine months ended September 30, 2021 was $19,305,971, compared to $14,287,618 for the same period of 2020, an increase of $5,018,353, or 35.1%.

Total interest income on loans for the nine months ended September 30, 2021 increased by $4,622,113 when compared to the same period of 2021 due to a $140.8 million higher average loan balance for the first nine months of 2021 when compared to the same period of 2020 primarily due to the acquisition of Carroll, offset by a lower loan yield of 4.55% for the first nine months of 2021 versus 4.62% for the same period of 2020. Investment income for the nine months ended September 30, 2021 increased by $406,859, or 39.8%, when compared to the same period of 2020 due to a $43.5 million higher average investment balance, offset by a decrease in fully-taxable equivalent yield to 1.97% for nine months ended September 30, 2021, compared to 2.46% for the same period of 2020. The fully-taxable equivalent yield on total interest-earning assets decreased 26 basis points to 3.94% for the nine months ended September 30, 2021, compared to 4.20% for the same period of 2020. The average balance of total interest-earning assets increased by $200.3 million to $657.7 million for the nine months ended September 30, 2021, compared to $457.4 million for the same period of 2020 primarily due to the Merger.

Total interest expense for the nine months ended September 30, 2021 was $2,198,006, compared to $2,550,932 for the same period of 2020, a decrease of $352,926, or 13.8%. The decrease was due to a lower overall cost of funds on interest bearing deposits and borrowings of 0.56% for the nine months ended September 30, 2021, compared to 0.98% for the same period of 2020, offset by a $171.3 million increase in the average balance of interest-bearing liabilities to $518.8 million in the first nine months of 2021, compared to $347.5 million in the same period of 2020. Cost of funds for time deposits decreased to 0.94% for the nine months ended September 30, 2021 from 1.79% for the same period of 2020. Securities sold under repurchase agreements cost of funds decreased to 0.45% for the first nine months of 2021 from 1.30% for the first nine months of 2020.

Average noninterest-earning assets increased by $19.4 million to $40.0 million in the first nine months of 2021, compared to $20.6 million in the same period of 2020. Average noninterest-bearing deposits increased by $45.0 million to $119.3 million during the first nine months of 2021, compared to $74.2 million in the same period of 2020. The average balance in stockholders’ equity increased by $3.0 million for the nine months ended September 30, 2021, when compared with the same period of 2020.

The following table sets forth information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities for the nine-month periods ended September 30, 2021 and 2020. Average balances are also provided for noninterest-earning assets and noninterest-bearing liabilities.

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
Assets:
Loans	$521,978,666	$17,828,026	4.55%	$381,189,719	$13,205,913	4.62%
Securities, taxable	85,644,831	971,070	1.51%	41,209,087	564,540	1.83%
Securities, tax exempt	20,393,689	595,078	3.89%	21,334,547	590,741	3.69%
Federal funds sold and other interest-earning assets	29,701,715	50,341	0.23%	13,641,105	60,940	0.60%
Total interest-earning assets	657,718,901	19,444,515	3.94%	457,374,458	14,422,134	4.20%
Noninterest-earning assets	39,965,396			20,569,704
Total assets	$697,684,297			$477,944,162

Liabilities and Stockholders’ Equity:
NOW, savings, and money market	$296,485,922	259,248	0.12%	$181,056,481	376,248	0.28%
Certificates of deposit	189,068,595	1,330,086	0.94%	153,264,507	2,053,248	1.79%
Securities sold under repurchase agreements	11,269,845	38,130	0.45%	9,804,072	95,710	1.30%
Long-term debt	16,975,390	532,777	4.18%	-	-	-
FHLB advances and other borrowings	5,000,000	37,765	1.01%	3,397,814	25,726	1.01%
Total interest-bearing liabilities	518,799,752	2,198,006	0.56%	347,522,874	2,550,932	0.98%

Noninterest-bearing deposits	119,284,008			74,243,150
Noninterest-bearing liabilities	5,246,770			4,858,736
Total liabilities	643,330,530			426,624,760
Stockholders' equity	54,353,767			51,319,402
Total liabilities and stockholders' equity	$697,684,297			$477,944,162

Net interest income		$17,246,509			$11,871,202

Interest rate spread			3.38%			3.23%

Net yield on interest-earning assets			3.50%			3.46%

Ratio of average interest-earning assets to Average interest-bearing liabilities			126.78%			131.61%

Interest on tax-exempt securities and other tax-exempt investments are reported on fully taxable equivalent basis based upon tax rates of 21% for Federal and 8.25% for State.

Noninterest Income

Noninterest income for the nine months ended September 30, 2021 was $1,637,479, compared to $1,397,596 for the same period of 2020, an increase of $239,883, or 17.2%. The increase was primarily a result of a $105,510 increase in bank owned life insurance income due to the Merger along with a $3.7 million purchase of additional BOLI in the first quarter of 2021, a $108,314 increase in service charges, as ATM usage and other bank services returned to more normal levels when compared to the beginning of the COVID-19 pandemic in March 2020, and a $44,510 gain on the sale of a former Carroll branch office and equipment, offset by a $56,718 decrease in the gain on sale of SBA loans.

Noninterest Expense

Noninterest expense for the nine months ended September 30, 2021 totaled $10,369,385, compared to $9,934,323 for the same period of 2020, an increase of $435,062, or 4.4%. The increase was due primarily to increases in salaries and benefits of $1,369,197, in occupancy, furniture and equipment of $262,117, and in other expenses of $416,069, offset by a decrease in costs incurred related to the Merger of $1,612,321. All of the increases resulted from the employees, locations, and customers added in the Merger.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2021 was $1,761,718, compared to $460,350 for the same period of 2020. The effective tax rate was 22.2% for the nine months ended September 30, 2021, compared to 16.9% for the same period of 2020. The increase in income tax expense was due primarily to higher income before income taxes and a lower percentage of tax exempt revenue for the nine months ended September 30, 2021 when compared to the same period in 2020.

Comparison of Operating Results for the Three Months Ended September 30, 2021 and 2020

General

Net income for the three months ended September 30, 2021 was $2,122,547, compared to $385,247 for the same period of 2020. The increase of $1,737,300, or 451.0%, was due to a $1,891,240 increase in net interest income, a $44,610 increase in noninterest income, and a $660,879 decrease in noninterest expenses, offset by a $330,000 increase in the loan loss provision, and a $529,429 increase in income taxes.

The Company incurred significant one-time costs during 2020 in connection with the Merger. The table below provides a comparison of the Company’s results for the second quarter of 2021 versus the same period of the prior year with and without $1,267,401 of acquisition costs incurred during the second quarter of 2020.

	Three Months Ended
	September 30, 2021	September 30, 2020
			Excluding
	As Reported	As Reported	Acquisition Costs

Income before taxes	$2,728,839	$462,110	$1,729,511
Income taxes	606,292	76,863	370,835
Net income	$2,122,547	$385,247	$1,358,676
Earnings per share, basic and diluted	$0.70	$0.13	$0.45
Return on average assets	1.19%	0.31%	1.10%
Return on average equity	15.15%	2.95%	10.40%

Net Interest Income

Net interest income was $5,991,989 for the three months ended September 30, 2021, compared to $4,100,749 for the same period of 2020.

Total interest income for the three months ended September 30, 2021 was $6,654,268, compared to $4,822,354 for the same period of 2020, an increase of $1,891,914, or 38.0%.

Total interest income on loans for the three months ended September 30, 2021 increased by $1,569,717 when compared to the same period of 2020 due to a $119.7 million higher average loan balance for the three months ended September 30, 2021 when compared to the same period of 2020 primarily due to the Merger and a higher loan yield of 4.73% for the three months ended September 30, 2021 versus 4.57% for the same period of 2020. Investment income for the three months ended September 30, 2021 increased by $253,462, or 78.5%, when compared to the same period of 2020 due to a $60.3 million higher average investment balance, offset by a decrease in fully-taxable equivalent yield to 1.94% for three months ended September 30, 2021, compared to 2.12% for the same period of 2020. The fully-taxable equivalent yield on total interest-earning assets decreased 15 basis points to 3.98% for the three months ended September 30, 2021, compared to 4.13% for the same period of 2020. The average balance of total interest-earning assets increased by $202.0 million to $672.3 million for the three months ended September 30, 2021, compared to $470.3 million for the same period of 2020 primarily due to the Merger.

Total interest expense for the three months ended September 30, 2021 was $662,279, compared to $721,605 for the same period of 2020, a decrease of $59,326, or 8.2%. The decrease was due to a lower overall cost of funds on interest bearing deposits and borrowings of 0.50% for the three months ended September 30, 2021, compared to 0.81% for the same period of 2020, offset by a $168.2 million increase in the average balance of interest-bearing liabilities to $524.7 million in the three months ended September 30, 2021, compared to $356.5 million in the same period of 2020 primarily due to the Merger. Cost of funds for time deposits decreased to 0.75% for the three months ended September 30, 2021 from 1.58% for the same period of 2020. Securities sold under repurchase agreements cost of funds decreased to 0.36% for the three months ended September 30, 2021 from 0.83% for the same period of 2020.

Average noninterest-earning assets increased by $12.4 million to $38.2 million for the three months ended September 30, 2021, compared to $25.8 million in the same period of 2020. Average noninterest-bearing deposits increased by $41.7 million to $124.1 million during the three months ended September 30, 2021, compared to $82.5 million in the same period of 2020. The average balance in stockholders’ equity increased by $3.8 million for the three months ended September 30, 2021 when compared with the same period of 2020.

The following table sets forth information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities for the three-month periods ended September 30, 2021 and 2020. Average balances are also provided for noninterest-earning assets and noninterest-bearing liabilities.

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
Assets:
Loans	$512,953,631	$6,059,709	4.73%	$393,225,957	$4,489,992	4.57%
Securities, taxable	107,912,735	428,037	1.59%	43,770,543	150,272	1.37%
Securities, tax exempt	19,811,359	189,950	3.84%	23,659,811	207,940	3.52%
Federal funds sold and other interest-earning assets	31,630,398	19,369	0.24%	9,651,367	10,069	0.42%
Total interest-earning assets	672,308,123	6,697,065	3.98%	470,307,678	4,858,273	4.13%
Noninterest-earning assets	38,217,888			25,768,859
Total assets	$710,526,011			$496,076,537

Liabilities and Stockholders’ Equity:
NOW, savings, and money market	$307,799,463	115,652	0.15%	$194,896,794	106,356	0.22%
Certificates of deposit	184,058,190	344,725	0.75%	147,923,538	584,477	1.58%
Securities sold under repurchase agreements	10,847,773	9,647	0.36%	8,651,764	18,020	0.83%
Long-term debt	16,976,796	179,528	4.23%	-	-	-
FHLB advances and other borrowings	5,000,120	12,727	1.02%	5,043,489	12,752	1.01%
Total interest-bearing liabilities	524,682,342	662,279	0.50%	356,515,585	721,605	0.81%

Noninterest-bearing deposits	124,149,640			82,493,506
Noninterest-bearing liabilities	5,667,596			4,804,935
Total liabilities	654,499,578			443,814,026
Stockholders' equity	56,026,433			52,262,511
Total liabilities and stockholders' equity	$710,526,011			$496,076,537

Net interest income		$6,034,786			$4,136,668

Interest rate spread			3.48%			3.32%

Net yield on interest-earning assets			3.59%			3.52%

Ratio of average interest-earning assets to Average interest-bearing liabilities			128.14%			131.92%

Interest on tax-exempt securities and other tax-exempt investments are reported on fully taxable equivalent basis based upon tax rates of 21% for Federal and 8.25% for State.

Noninterest Income

Noninterest income for the three months ended September 30, 2021 was $531,978, compared to $487,368 for the same period of 2020, an increase of $44,610, or 9.2%. The increase was primarily a result of a $37,692 increase in bank owned life insurance income and a $48,853 increase in service charge revenue, as ATM usage and other bank services returned to more normal levels when compared to the beginning of the COVID-19 pandemic in March 2020, offset by a $64,826 decrease in mortgage banking income as a result of residential refinance activity declining from the all-time high levels at the beginning of the COVID-19 pandemic in the second quarter of 2020 when the FRB reduced interest rates to historic lows.

Noninterest Expense

Noninterest expense for the three months ended September 30, 2021 totaled $3,465,128, compared to $4,126,007 for the same period of 2020, a decrease of $660,879, or 16.0%. The decrease was due primarily to a decrease in costs incurred in connection with the Merger of $1,267,401, offset by increases in salaries and benefits of $444,853, in occupancy, furniture and equipment of $81,022, and in other expenses of $80,647. All of the increases resulted from the employees, locations, and customers added in the Merger.

Income Tax Expense

Income tax expense for the three months ended September 30, 2021 was $606,292, compared to $76,863 for the same period of 2020. The effective tax rate was 22.2% for the three months ended September 30, 2021, compared to 16.6% for the same period of 2020. The increase in income tax expense was due primarily to higher income before income taxes and a lower percentage of tax exempt revenue for the three months ended September 30, 2021 when compared to the same period in 2020.

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

An evaluation of the effectiveness of these disclosure controls as of September 30, 2021 was carried out under the supervision and with the participation of management, including the PEO and the PFO. Based on that evaluation, management, including the PEO and the PFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the quarter ended September 30, 2021, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

The risks and uncertainties to which our financial condition and operations are subject are discussed in detail in Item 1A of Part I of the Form 10-K. Management does not believe that any material changes in our risk factors have occurred since they were last disclosed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

a.	Form 8-K Information.

On November 15, 2021, the Bank and Mark Krebs, its Executive Vice President and Chief Financial Officer, entered into a First Amendment to Severance Agreement (the “Amendment”).  The parties’ Severance Agreement, dated as of February 19, 2013, provides that Mr. Krebs will be entitled to a severance payment if (i) he terminates his employment in connection with or within 30 days of a “Change in Control” (as defined in the Severance Agreement), (ii) he terminates his employment for “Good Reason” (as defined in the Severance Agreement”) within 12 months of a Change in Control, or (iii) the Bank terminates his employment without “Just Cause” (as defined in the Severance Agreement) within 12 months of a Change in Control.  The amount of the severance payment would be 2.99 times Mr. Krebs’ then-current “base amount” (as defined in Section 280G of the Internal Revenue Code) less the sum of all other “parachute payments” (as defined in Section 280G of the Internal Revenue Code) to which Mr. Krebs is entitled on account of the Change in Control.  The Amendment revised the Severance Agreement by providing that a termination of employment by Mr. Krebs will not be for Good Reason unless he notified the Bank of the event, the Bank failed to cure the event, and his termination occurred within 90 days of the event.  For so long as Mr. Krebs continues to be elected as an officer of the Bank, the term of the Severance Agreement will automatically renew for successive one-year periods.

The foregoing disclosure is being made in this Item 5 rather than in a Form 8-K pursuant to Item 5.02(e) thereof in reliance on Question and Answer 101.01 of the Exchange Act Form 8-K Compliance and Disclosure Interpretations issued by the SEC’s Division of Corporation Finance.

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

104

The cover page of Farmers and Merchants Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in Inline XBRL, included within the Exhibit 101 attachments (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS AND MERCHANTS BANCSHARES, INC.

Date: November 15, 2021	/s/ James R. Bosley, Jr.
James R. Bosley, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date November 15, 2021	/s/ Mark C. Krebs
Mark C. Krebs
Treasurer and Chief Financial Officer
(Principal Financial Officer & Principal Accounting Officer)