Form 10-K
period 2021-12-31
Farmers & Merchants Bancshares, Inc.
filed 2022-03-11
CIK 1698022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☑

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $62,181,414.

The number of shares of the registrant’s common stock outstanding as of March 7, 2022: 3,037,137

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

Farmers and Merchants Bancshares, Inc.

- i -

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

General

Farmers and Merchants Bancshares, Inc. is a Maryland corporation chartered on August 8, 2016 that is registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). At the time it registered as a bank holding company, the Company also elected to become a financial holding company, which allows it to engage in certain activities, and own shares or control of certain entities, that are in addition to those permissible for an entity that is a bank holding company only. Effective November 1, 2016, the Company consummated a bank holding company reorganization involving the Bank pursuant to which the Bank became a wholly-owned subsidiary of the Company and all of the Bank’s stockholders became stockholders of the Company.

Effective on October 1, 2020, the Company consummated its acquisition of Carroll Bancorp, Inc. (“Carroll”) and its wholly-owned subsidiary, Carroll Community Bank. Each share of common stock of Carroll (“Carroll Common Stock”) that was outstanding immediately prior to the effective time of the Merger (the “Effective Time”) was converted into the right to receive cash in the amount $21.63 (the “Per Share Consideration”). Immediately prior to the Effective Time, there were 1,146,913 outstanding shares of Carroll Common Stock, all of which were converted into the Per Share Consideration. The Company funded the payment of the merger consideration with $7.8 million in cash and the proceeds of a $17 million term loan obtained from a third-party.

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

At December 31, 2021, our consolidated assets totaled approximately $717 million and stockholders’ equity was approximately $56.6 million.

Banking Activities

The Bank has been doing business in Maryland since 1919 and is engaged in both the commercial and consumer banking business. At December 31, 2021, the Bank had approximately 19,280 deposit accounts, representing $626 million in deposits. At December 31, 2021, the Bank had $482 million in loans, representing 67% of its total assets of $717 million.

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

Investment Activities

The Bank maintains a portfolio of investment securities to provide liquidity and income. The current portfolio of $171 million represented approximately 24% of the total assets at December 31, 2021 and is invested primarily in mortgage-backed securities and municipal bonds.

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

Insurance Activities

As noted above, the Insurance Subsidiary is one protected cell of a protected cell captive insurance company. It reinsures certain risks of the Bank as well as other groups of related entities that are not affiliated with the Bank for which it receives premiums. The insurance policies that are the subject of this reinsurance obligation are issued each year. Once the claim deadline passes for a particular policy year, the premium earned by the Insurance Subsidiary may be retained as earnings (subject to any regulatory capital and surplus requirements imposed by applicable law). As the sole owner of the Insurance Subsidiary, the Company may choose to terminate the Insurance Subsidiary’s participation in this reinsurance arrangement with respect to a future year at any time.

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

The Bank is a Maryland commercial bank subject to the banking laws of Maryland and to regulation by the Maryland Commissioner, who is required by statute to make at least one examination in each calendar year (or at 18-month intervals if the Maryland Commissioner determines that an examination is unnecessary in a particular calendar year). As a member of the Federal Deposit Insurance Corporation (the “FDIC”), the Bank is also subject to certain provisions of federal laws and regulations regarding deposit insurance and activities of insured state-chartered banks, including those that require examination by the FDIC. In addition to the foregoing, there are a myriad of other federal and state laws and regulations that affect or govern the business of banking, including consumer lending and deposit-taking.

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

The provisions of the BHC Act relating to financial holding companies and the regulations promulgated thereunder require the Bank to remain “well capitalized” and “well managed”. The capital requirement is discussed below under the heading, “Prompt Corrective Action”. The Bank will be considered to be well managed so long as it achieves a CAMEL composite rating of at least “2” as a result of its most recent examination and at least a “satisfactory” management rating (if such rating is given). If the Bank were to fail to meet either of these requirements, then the Company would be required to enter into an agreement with the Federal Reserve that would address the remediation of the condition that led to the failure. During the term of that agreement, which is typically 180 days but which can be extended at the discretion of the Federal Reserve, the Company would be prohibited from commencing any additional activity or acquiring control or shares of any company that would otherwise be permissible for a financial holding company under Section 4(k) of the BHC Act. If the Company were to fail to correct that condition by the expiration of the agreement’s term, then the Federal Reserve could order the Company to divest its ownership of the Bank or, alternatively, terminate all financial holding company activities. For so long as the Company remains a financial holding company, the Bank must also maintain a Satisfactory or better rating under the Community Reinvestment Act (the “CRA”). During any period that the Bank fails to satisfy this requirement, the Company is prohibited from commencing any additional activity or acquiring control or shares of any company that would otherwise be permissible for a financial holding company under Section 4(k) of the BHC Act. The Bank currently satisfies all of the foregoing conditions.

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

The Bank is subject to certain restrictions on extensions of credit to executive officers, directors, and principal stockholders or any related interest of such persons, which generally require that such credit extensions be made on substantially the same terms as those available to persons who are not related to the Bank and not involve more than the normal risk of repayment. Other laws tie the maximum amount that may be loaned to any one customer and its related interests to capital levels.

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

As of December 31, 2021, we were in compliance with the applicable requirements of the Basel III rules.

On September 17, 2019, the FDIC finalized a rule that introduces an optional simplified measure of capital adequacy for qualifying community banking organizations (i.e., the community bank leverage ratio (“CBLR”) framework), as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework.

On April 6, 2020, in a joint statement, the FDIC, Federal Reserve and the Office of Comptroller of the Currency (“OCC”), issued two interim final rules regarding temporary changes to the CBLR framework to implement provisions of the CARES Act. Under the interim final rules, the community bank leverage ratio was reduced to 8% beginning in the second quarter and for the remainder of calendar year 2020, 8.5% for calendar year 2021, and 9% thereafter. In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio of greater than 8%, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations and will not be required to report or calculate risk-based capital. The Company has not opted-in to the CBLR framework.

Additional information about our capital ratios and requirements is contained in Item 7 of this Annual Report under the heading, “Capital Resources and Adequacy”.

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

As of December 31, 2021, the Bank was “well capitalized” based on the aforementioned ratios.

Liquidity Requirements

We require cash to fund loans, satisfy our obligations under the Bank’s letters of credit, meet the deposit withdrawal demands of the Bank’s customers, and satisfy our other monetary obligations. To the extent that deposits are not adequate to fund these requirements, we can rely on the funding sources identified in Item 2 of this Annual Report under the heading, “Liquidity Management”. As of December 31, 2021, the Bank had $23.5 million available through unsecured and secured lines of credit with correspondent banks, $25.3 million available through a secured line of credit with the Fed Discount Window and approximately $83.0 million available through the Federal Home Loan Bank (“FHLB”). Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our ability to meet our future liquidity requirements.

Historically, the regulation and monitoring of bank liquidity has been addressed as a supervisory matter, without required formulaic measures. The Basel III liquidity framework requires banks to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward would be required by regulation. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other test, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements will incent banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source. In October 2013, the federal banking agencies proposed rules implementing the LCR for advanced approaches banking organizations and a modified version of the LCR for bank holding companies with at least $50 billion in total consolidated assets that are not advanced approach banking organizations, neither of which would apply to us. In the second quarter of 2016, the federal banking regulators issued a proposed rule that would implement the NSFR for certain U.S. banking organizations to ensure that they have access to table funding over a one-year time horizon. The proposed rule would not apply to a U.S. banking organization with less than $50 billion in total consolidated assets, such as the Bank.

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

The Bank expensed $306,123 and $201,714 in FDIC insurance premiums, including FICO assessments and net of the credit, in 2021 and 2020, respectively. The increase from 2020 to 2021 was due primarily to the increase in deposits as a result of the Merger.

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

Moreover, our tax planning assumes that the Insurance Company will have made an effective election under Section 831(b) of the IRC for each taxable year so that it will be taxed only on its investment income (and not also on its premium income) generated in that year. A Section 831(b) election for a taxable year is available only if (i) the insurance company’s net written premiums (or, if greater, direct written premiums) for the year do not exceed $2.3 million and (ii) either (a) no more than 20% of the written premiums (net or direct, as applicable) for the year is attributable to any single insured or (b) the insurance company satisfies certain ownership diversification requirements specified in Section 831(b)(2)(B)(i)(II) of the IRC.

The laws governing these arrangements are complicated and the positions taken by the IRS with respect to these laws and arrangements evolve and are subject to change. For additional information, see the risk factors entitled “We may not achieve the expected benefits from the Insurance Subsidiary” and “Certain of our U.S. consolidated federal income tax returns are currently being audited” in Item 1A of this annual report under the heading “Risks Relating to the Company and its Affiliates”.

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

Employees

As of December 31, 2021, we employed 93 individuals, of whom 81 were full-time employees.

Available Information

The Company maintains an Internet site at www.fmb1919.bank on which it makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the SEC. The information on, or accessible through, our website is not part of, or incorporated by reference into, this Annual Report on Form 10-K.

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

The COVID-19 pandemic has created extensive disruptions to the global and U.S. economies and to the lives of individuals throughout the world. Governments, businesses, and the public are taking unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal and monetary stimulus, and legislation designed to deliver financial aid and other relief. While the scope, duration, and full effects of COVID-19 are rapidly evolving and not fully known, the pandemic and the efforts to contain it have disrupted global economic activity, adversely affected the functioning of financial markets, impacted market interest rates, increased economic and market uncertainty, and disrupted trade and supply chains. If these effects continue for a prolonged period or result in sustained economic stress or recession, many of the risk factors identified in this annual report could be exacerbated and the effects of COVID-19 could have a material adverse impact on us in a number of ways as described in more detail below.

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

If the effects of COVID-19 result in widespread and sustained repayment shortfalls on loans in our portfolio, then we could incur significant delinquencies, foreclosures and credit losses, particularly if the available collateral is insufficient to cover our credit exposure. The future effects of COVID-19 on economic activity could negatively affect the collateral values associated with our existing loans, the ability to liquidate the real estate collateral securing our residential and commercial real estate loans, our ability to maintain loan origination volume and to obtain additional financing, the future demand for or profitability of our lending and services, and the financial condition and credit risk of our customers. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from making our business decisions or may result in a delay in our taking certain remediation actions, such as foreclosure. In addition, we have unfunded commitments to extend credit to customers. During a challenging economic environment, our customers depend more on our credit commitments and increased borrowings under these commitments could adversely impact our liquidity. Furthermore, in an effort to support our communities during the pandemic, we participated in the SBA’s Paycheck Protection Program (the “PPP”), whereby forgivable loans were made to small businesses and are subject to the regulatory requirements that require forbearance of loan payments for a specified time and limit our ability to pursue all available remedies in the event of a loan default. If the borrower under the a PPP loan fails to qualify for loan forgiveness, then we are at the heightened risk of holding that loans at unfavorable interest rates as compared to the loans that we would have otherwise made to other customers.

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

Operational Risk – Any future restrictions on our workforce’s access to our facilities could limit our ability to meet customer servicing expectations and have a material adverse effect on our operations. We rely on business processes and branch activity that largely depend on people and technology, including access to information technology systems as well as information, applications, payment systems and other services provided by third parties. In response to COVID-19, we have modified our business practices with a portion of our employees working remotely from their homes to have our operations uninterrupted as much as possible. Further, technology in employees’ homes may not be as robust as in our offices and could cause the networks, information systems, applications, and other tools available to employees to be more limited or less reliable than in our offices. The continuation of these work-from-home measures also introduces additional operational risk, including increased cybersecurity risk from phishing, malware, and other cybersecurity attacks, all of which could expose us to risks of data or financial loss and could seriously disrupt our operations and the operations of any impacted customers.

Moreover, we rely on many third parties in our business operations, including the appraiser of the real property collateral, vendors that supply essential services such as loan servicers, providers of financial information, systems and analytical tools and providers of electronic payment and settlement systems, and local and federal government agencies, offices, and courthouses. Our operations could be adversely impacted if any of these entities were to limit the availability of or access to their services for a prolonged period or if limitations or potential disruptions in these services materialize.

Interest Rate Risk/Market Value Risk - Our net interest income, lending and investment activities, deposits and profitability could be negatively affected by volatility in interest rates caused by uncertainties stemming from COVID-19 as well as current inflationary trends. In March 2020, the Federal Reserve lowered the target range for the federal funds rate to a range from 0% to 0.25%, citing concerns about the impact of COVID-19 on financial markets and market stress in the energy sector. In 2022 and beyond, the Federal Reserve is expected to increase the target range for the federal funds rate numerous times due to the highest level of inflation in over 40 years. A prolonged period of extremely volatile and unstable market conditions could increase our funding costs and negatively affect market risk mitigation strategies. Higher income volatility from changes in interest rates and spreads to benchmark indices could cause a loss of future net interest income and a decrease in prevailing fair market values of our investment securities and other assets, including mortgage servicing rights and SBA loan servicing rights. Fluctuations in interest rates will impact both the level of income and expense recorded on many of our assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, or financial condition.

Because there have been no comparable recent global pandemics that resulted in similar global impact, we do not yet know the full extent of COVID-19’s long-term effects on our business, operations, or the global economy as a whole. Any future development will be highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the effectiveness of our work-from-home arrangements, third party providers’ ability to support our operations, and any actions taken by governmental authorities and other third parties in response to the pandemic. The uncertain future development of this crisis could materially and adversely affect our business, operations, operating results, financial condition, liquidity or capital levels.

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

Most of the Bank’s loans are made to borrowers located in Maryland, and many of these loans, including construction and land development loans, are secured by real estate. At December 31, 2021, approximately 6%, or $28 million, of our total loans were real estate acquisition, construction and development loans that were secured by real estate. Accordingly, a decline in local economic conditions would likely have an adverse impact on our financial condition and results of operations, and the impact on us would likely be greater than the impact felt by larger financial institutions whose loan portfolios are geographically diverse. We cannot guarantee that any risk management practices we implement to address our geographic and loan concentrations will be effective to prevent losses relating to our loan portfolio.

The Bank’s concentrations of commercial real estate loans could subject it to increased regulatory scrutiny and directives, which could force us to preserve or raise capital and/or limit future commercial lending activities.

The federal banking regulators believe that institutions with particularly high concentrations of commercial real estate (“CRE”) loans in their lending portfolios face a heightened risk of financial difficulties in the event of adverse changes in the economy and CRE markets. Accordingly, through published guidance, these regulators have directed institutions whose concentrations exceed certain percentages of capital to implement heightened risk management practices appropriate to their concentration risk. The guidance provides that banking regulators may require such institutions to reduce their concentrations and/or maintain higher capital ratios than institutions with lower concentrations in CRE. At December 31, 2021, our CRE concentrations were above the heightened risk management thresholds set forth in this guidance. No assurance can be given that the Company’s enhanced risk management practices and monitoring controls will be effective.

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

The Financial Accounting Standards Board (the “FASB”) has adopted a new accounting standard that will be effective for the Company beginning with our first full fiscal year ending after December 15, 2022. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses. This standard will change the current method of providing allowances for loan losses that are probable, which would likely require us to increase our allowance for loan losses, and to greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for loan losses. Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on our financial condition and results of operations.

The market value of our investments could decline.

As of December 31, 2021, investment securities in our investment portfolio having a cost basis of $151.2 million and a market value of $149.2 million were classified as available-for-sale pursuant to FASB Accounting Standards Codification (“ASC”) Topic 320, Investments – Debt and Equity Securities, relating to accounting for investments. Topic 320 requires that unrealized gains and losses in the estimated value of the available-for-sale portfolio be “marked to market” and reflected as a separate item in stockholders’ equity (net of tax) as accumulated other comprehensive gain or loss. There can be no assurance that future market performance of our investment portfolio will enable us to realize income from sales of securities. Stockholders’ equity will continue to reflect the unrealized gains and losses (net of tax) of these investments. Moreover, there can be no assurance that the market value of our investment portfolio will not decline, causing a corresponding decline in stockholders’ equity.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Assessing the need for, or the sufficiency of, a valuation allowance requires management to evaluate all available evidence, both negative and positive, including the recent trend of quarterly earnings. Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carryback and carry forward periods is available under the tax law, including the use of tax planning strategies. When negative evidence (e.g., cumulative losses in recent years, history of operating loss or tax credit carry forwards expiring unused) exists, more positive evidence than negative evidence will be necessary. At December 31, 2021, our net deferred tax assets were valued at $2.2 million.

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

The CFPB has broad rulemaking authority to administer and carry out the provisions of the Dodd-Frank Act with respect to financial institutions that offer covered financial products and services to consumers. The CFPB has also been directed to adopt rules identifying practices or acts that are unfair, deceptive or abusive in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. The concept of what may be considered to be an “abusive” practice is fluid and can change based on politically-appointed leadership at the CFPB. The full scope of the impact of this authority has not yet been determined as the CFPB has not yet released significant supervisory guidance. Any new rules adopted by the CFPB could require the Bank to dedicate significant personnel resources and could have a material adverse effect on our operations.

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

We formed the Insurance Subsidiary as a captive insurance company in late 2016 to insure or reinsure certain risks faced by the Bank. The Insurance Subsidiary is part of our enterprise-wide, multi-year insurance strategy that is intended to better position our risk programs and provide us with increased flexibility in the management of our insurance programs as well as contribute to efficiencies relating to our insurance programs over time. We may experience unanticipated events that could reduce or eliminate the benefits, both operational and financial, that we hope to realize through this entity, including, without limitation, significant insurance claims and/or changes in tax laws. In particular, we may not realize the tax benefits of owning a captive insurance company, which are discussed in the section of Item 1 of this annual report entitled “Supervision and Regulation” under the heading “Laws Related to the Insurance Subsidiary”. Although we believe that we have structured the Insurance Subsidiary’s operations to achieve these benefits, no assurance can be given that our efforts were or will be successful. If we are unable to achieve these benefits, then we will likely suspend the operations of the Insurance Subsidiary.

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

Certain of our U.S. consolidated federal income tax returns are currently being audited.

In April 2018, we were notified by the IRS that our 2016 U.S. consolidated federal tax return was selected for audit. In April 2020, we were notified by the IRS that our 2017 and 2018 U.S. consolidated federal tax returns had also been selected for audit. As part of its audits, the IRS reviewed the deductions related to, and the income generated by, the Insurance Subsidiary. Following the completion of its audits, the IRS determined that it disagrees with our tax treatment of the Insurance Subsidiary, and we are in the process of appealing such determination. Management cannot predict whether our appeal and defense of our tax positions will be successful. If our appeal is not successful, then we could be required to pay taxes, interest, and penalties totaling approximately $3.0 million as of December 31, 2021 for the tax years under audit and our taxable earnings and/or the effective tax rate on our future earnings could increase substantially, any of which could have a material adverse effect on our business, financial condition and results of operations. See Note 13 to the consolidated financial statements presented elsewhere in this report for further information about this risk.

The loss of key personnel could disrupt our operations and result in reduced earnings.

Our growth and profitability will depend upon our ability to attract and retain skilled managerial, marketing and technical personnel.  Competition for qualified personnel in the financial services industry is intense, and there can be no assurance that we will be successful in attracting and retaining such personnel.  Our current executive officers provide valuable services based on their many years of experience and in-depth knowledge of the banking industry and the market areas we serve.  Due to the intense competition for financial professionals, it might be difficult to find qualified replacements in the event that a key employee’s employment were to terminate, which could disrupt the continuity of operations and/or result in a reduction in earnings.  As reported in the Company’s Current Report on Form 8-K filed with the SEC on January 20, 2022, James R. Bosley, Jr., who has served as the President of the Bank for over 27 years, intends to retire on December 31, 2022.  The boards of directors of the Company and the Bank believe that Mr. Bosley has been instrumental in leading and growing the Company and the Bank.  These boards have retained a professional search firm to assist with finding Mr. Bosley’s replacement, but no assurance can be given that such search will be successful.  A failure to timely find and appoint a qualified leader to replace Mr. Bosley following his retirement could exacerbate the foregoing risks.

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

The Bank’s book value investment in land and buildings at December 31, 2021 totaled $5.4 million or 1% of total assets. Other than for banking purposes, the Bank does not invest in real estate. For future expansion purposes, the Bank owns two properties adjacent to its main office at 15216 and 15218 Hanover Pike, Upperco, Maryland 21155. The properties presently consist of two lots, each with a single family residence. One property is rented on a month-to-month lease. The other property has not been rented since 2011. The total rental income for both properties for 2021 was $10,200.

There are no encumbrances on any of these properties. Management believes that all of its properties are adequately insured. In 2021, the properties owned by the Bank in Baltimore County, MD were subject to state and county real estate taxes at a combined rate of 1.24% and the property owned by the Bank in Carroll County, MD was subject to state, county and municipal real estate taxes at combined rate of 1.68%. The Bank expensed $91,830 in real estate taxes on these properties in 2021.

The Bank operates under leases at the following properties:

Location	Square Feet	Current Annual Rent	Lease Expiration
Greenmount In-Store Branch 2205 Hanover Pike Hampstead, MD 21074	709	$55,771	1/31/2023 with option to renew for one consecutive five-year term

Hampstead Branch 735 Hanover Pike Hampstead, MD 21074 (Land lease)	22,000	$55,164	9/30/2024 with option to renew for five consecutive five-year terms

Corporate Offices 4510 Lower Beckleysville Road Suite H Hampstead, MD 20174	4,171	$46,965	6/17/2025, with option to renew for three consecutive five-year terms

Carroll Lutheran Village Branch 300 St. Luke Circle Westminster, MD 21158	1,024	$21,000	5/15/2023, with option to renew for two consecutive five-year terms

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

Market Price Analysis and Dividends

As of February 28, 2022, the shares of the Company’s common stock were held by approximately 473 stockholders of record. Although many trades occur through privately-negotiated transactions, the shares of the Company’s common stock are traded in the over-the-counter market by certain broker-dealers and price quotations are available through the OTC Markets Group’s OTC Pink Market (the “Pink Market”) under the symbol “FMFG”. Price quotations reported through the Pink Market do not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

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

ITEM 6.	[RESERVED]

Farmers and Merchants Bancshares, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto for the years ended December 31, 2021 and 2020, which are presented elsewhere in this annual report.

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

PAYCHECK PROTECTION PROGRAM

The U.S. Government’s Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) established the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), which provided small businesses with resources to maintain payroll, hire back employees who may have been laid off, and to cover applicable overhead expenses. During 2020, we made over $32 million in PPP loans and acquired $6 million as a result of the Company’s acquisition of Carroll Bancorp, Inc. in 2020 (see the discussion below under “Financial Condition”). During 2021, we made an additional $22 million of PPP loans. All PPP loans are 100% guaranteed by the SBA, have up to a five-year maturity, and have an interest rate of 1%. These loans may be forgiven by the SBA if the borrower meets certain conditions, including by using at least 75% of the loan proceeds for payroll costs. All of the PPP loans made in 2020 have been forgiven as of December 31, 2021. $10 million of the PPP loans made in 2021 remained outstanding as of December 31, 2021. The SBA also established processing fees from 1% to 5%, depending on the loan amount. During the year ended December 31, 2021, the Company collected approximately $1,037,000 in fees from the SBA in connection with the origination of PPP loans compared to approximately $1,286,000 collected in 2020. The fees, net of related origination costs, are being recognized as interest income over the term of the loans using the straight-line method, with accelerated recognition when the loan pays off before maturity through SBA forgiveness or other means. During the year ended December 31, 2021, the Company recognized approximately $909,000 as interest income.

FINANCIAL CONDITION

Effective on October 1, 2020, the Company consummated the acquisition of Carroll Bancorp, Inc. and its wholly-owned subsidiary, Carroll Community Bank (collectively, “Carroll”) in a series of merger transactions (the “Merger”) pursuant to which the stockholders of Carroll Bancorp, Inc. received cash in the aggregate amount of $24.8 million in exchange for their shares of common stock of Carroll Bancorp, Inc. The merger consideration was paid by the Company using $7.8 million in cash and $17 million in proceeds from a third-party term loan obtained in connection with the Merger. At the Effective Time of the Merger, Carroll had total assets of $176,159,890, net loans of $145,153,100, and total liabilities of $157,992,286, of which $144,896,990 represented deposits. The Merger was accounted for as a business combination using the acquisition method of accounting, and, accordingly, assets acquired and liabilities assumed were recorded at estimated fair values at the effective time of the Merger.

Total assets were $716,677,255 at December 31, 2021, an increase of $39,360,173, or 5.8%, over the $677,317,082 recorded at December 31, 2020. The increase was due primarily to an increase of $93,534,086 in securities available for sale and held for maturity, offset by a decrease of $39,679,180 in loans and a decrease of $14,513,564 in cash and cash equivalents.

Total liabilities were $660,055,797 at December 31, 2021, an increase of $34,468,198, or 5.5%, over the $625,587,599 recorded at December 31, 2020. The increase was due primarily to an increase of $53,013,123 in deposits, offset by a decrease of $19,339,946 in securities sold under repurchase agreements. The increase in deposits was comprised of a $21,020,502 increase in noninterest-bearing accounts and a $31,992,621 increase in interest-bearing accounts.

Stockholders’ equity was $56,621,458 at December 31, 2021 compared to $51,729,483 at December 31, 2020, an increase of $4,891,975, or 9.5%. The increase was due primarily to net income for 2021 of $8,149,606, offset by an after-tax unrealized loss on available for sale securities of $2,101,213 and dividends paid, net of reinvestments, of $1,156,418.

Loans

Major categories of loans at December 31, 2021 and 2020 are as follows:

	2021		2020

Real estate:
Commercial	$319,185,116	66%	$309,284,811	59%
Construction/Land development	28,221,854	6%	33,641,916	6%
Residential	107,436,033	22%	121,327,761	23%
Commercial	31,182,206	6%	61,368,105	12%
Consumer	355,958	0%	288,454	0%
	486,381,167	100%	525,911,047	100%
Less: Allowance for loan losses	3,650,268		3,296,538
Deferred origination fees net of costs	719,565		923,995
	$482,011,334		$521,690,514

The Company had no foreign loans for any of the years presented.

Loans decreased by $39,679,180, or 7.6%, to $482,011,334 at December 31, 2021 from $521,690,514 at December 31, 2020. The decline was due primarily to decreases in commercial loans of $30,185,899, residential real estate loans of $13,891,728, and construction/land development loans of $5,420,062, offset by an increase in commercial real estate loans of $9,900,305. The commercial loan decrease was primarily due to a decrease in PPP loans of $22.4 million. In addition, home equity and lines of credit usage decreased $8.1 during 2021 as a result of government economic stimulus that pumped trillions of dollars into the economy. The allowance for loan losses increased $353,730 to $3,650,268 at December 31, 2021 as compared to $3,296,538 at December 31, 2020.

Commercial loans in the table above include $9.7 million and $32.1 million of PPP loans as of December 31, 2021 and December 31, 2020, respectively, which are 100% guaranteed by the SBA. $22 million were originated during 2021 compared to $38 million originated in 2020. A substantial portion of the PPP loans in the Company’s portfolio are expected to be forgiven by the SBA. During 2021, the Company collected approximately $1,037,000 in fees from the SBA in connection with the originations of the PPP loans compared to approximately $1,286,000 collected in 2020. The fees, net of related origination costs, are being recognized as interest income over the term of the loans using the straight-line method, with accelerated recognition when the loan pays off before maturity through SBA forgiveness or other means. During the year ended December 31, 2021, the Company recognized approximately $909,000 as interest income from PPP loans.

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

The maturities and interest rate sensitivity of the loan portfolio at December 31, 2021 is a follows:

	Maturing within one year	Maturing after one but within five years	Maturing after five but within fifteen years	Maturing after fifteen years	Total

Real estate:
Commercial	$39,031,754	$160,250,339	$104,739,837	$15,163,186	$319,185,116
Construction/Land development	5,653,628	15,936,672	5,086,626	1,544,928	28,221,854
Residential	13,104,171	56,186,630	24,439,367	13,705,865	107,436,033
Commercial	4,547,733	21,273,244	5,240,905	120,324	31,182,206
Consumer	91,278	253,129	11,551	-	355,958
	62,428,564	253,900,014	139,518,286	30,534,303	486,381,167
Rate terms:
Fixed-interest rate loans	$54,980,945	$222,698,570	$105,525,621	$13,672,729	$396,877,865
Adjustable-interest rate loans	7,447,619	31,201,444	33,992,665	16,861,574	89,503,302
	$62,428,564	$253,900,014	$139,518,286	$30,534,303	$486,381,167

An age analysis of past due loans, segregated by class of loans, as of year-end, is as follows:

			90 Days				Past Due 90
	30 - 59 Days	60 - 89 Days	or more	Total		Total	Days or More
	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing
2021
Real estate:
Commercial	$-	$-	$502,961	$502,961	$318,682,155	$319,185,116	$-
Construction/Land development	-	-	-	-	28,221,854	28,221,854	-
Residential	-	-	249,161	249,161	107,186,872	107,436,033	217,661
Commercial	-	-	415,690	415,690	30,766,516	31,182,206	263,241
Consumer	-	-	-	-	355,958	355,958	-

Total	$-	$-	$1,167,812	$1,167,812	$485,213,355	$486,381,167	$480,902

			90 Days				Past Due 90
	30 - 59 Days	60 - 89 Days	or more	Total		Total	Days or More
	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing
2020
Real estate:
Commercial	$182,656	$-	$-	$182,656	$309,102,155	$309,284,811	$-
Construction/Land development	-	-	-	-	33,641,916	33,641,916	-
Residential	24,591	-	220,967	245,558	121,082,203	121,327,761	-
Commercial	-	-	-	-	61,368,105	61,368,105	-
Consumer	-	-	-	-	288,454	288,454	-

Total	$207,247	$-	$220,967	$428,214	$525,482,833	$525,911,047	$-

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

Year-end non-accrual loans, segregated by class of loans, were as follows:

	2021	2020

Non-accrual loans
Commercial real estate	$4,810,965	$4,407,829
Residential real estate	31,500	220,967
Commercial	152,449	-
Total non-accrual loans	$4,994,914	$4,628,796

At December 31, 2021, the Company had two nonaccrual commercial real estate loan totaling $4,810,965, one nonaccrual residential real estate loan totaling $31,500, and one commercial loan totaling $152,449. The real estate loans were secured by real estate and business assets and were personally guaranteed. The commercial loan was secured by business assets and was personally guaranteed. Gross interest income of $219,734 would have been recorded in 2021 if these nonaccrual loans had been current and performing in accordance with the original terms. The Company allocated $281,910 of its allowance for loan losses to these nonaccrual loans. The balance of the nonaccrual loans was net of charge-offs and a nonaccretable discount totaling $27,146 at December 31, 2021.

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

At December 31, 2021, the Company had one residential real estate loan with a carrying value of $217,661 and two commercial loans with a carrying value of $263,241 that were delinquent 90 days or greater in addition to the nonaccrual loans listed above. The residential loan is a chronic delinquent loan that the borrower brings current at least several times a year. The two commercial loans were PPP loans that were fully insured and were paid in full in January 2022. At December 31, 2020, the Company had no loans that were delinquent 90 days or greater other than the nonaccrual loans listed above.

Year-end impaired loans are set forth in the following table:

	2021	2020

Impaired loans no valuation allowance	$6,357,199	$6,704,878
Impaired loans with a valuation allowance	655,410	-
Total impaired loans	$7,012,609	$6,704,878
Valuation allowance related to impaired loans	$281,910	$-

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

At December 31, 2021, the Company had one commercial real estate loan totaling $2,009,967 and one residential loan totaling $39,228 classified as TDRs. Both loans are included in impaired loans above. Each loan is paying as agreed. There have been no charge-offs or allowances associated with these two loans.

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

Year-end TDRs are set forth in the following table:

	2021	2020

Restructured loans (TDRs):
Total - all performing as agreed	$2,049,195	$2,297,049

Section 4013 of the U.S. Government’s Coronavirus Aid, Relief, and Economic Security Act allows financial institutions to suspend application of certain current TDRs accounting guidance under ASC 310-40 for loan modifications related to the COVID-19 pandemic made between March 1, 2020 and the earlier of January 1, 2022 or 60 days after the end of the COVID-19 national emergency, provided certain criteria are met. This relief can be applied to loan modifications for borrowers that were not more than 30 days past due as of December 31, 2019 and to loan modifications that defer or delay the payment of principal or interest, or change the interest rate on the loan. In April 2020, federal and state banking regulators issued the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus to provide further interpretation of when a borrower is experiencing financial difficulty, specifically indicating that if the modification is either short-term (e.g., six months) or mandated by a federal or state government in response to the COVID-19 pandemic, the borrower is not experiencing financial difficulty under ASC 310-40. The Company continues to prudently work with borrowers negatively impacted by the COVID-19 pandemic while managing credit risks and recognizing appropriate allowance for loan losses in its loan portfolio. As of December 31, 2021, one loan totalling $4.3 million, or 1% of the Company’s loan portfolio, was operating under a deferral. This loan was not classified as a TDR as of December 31, 2021 because it met the criteria discussed above.

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

Year-end loans graded special mention, substandard and doubtful are set forth in the following table:

	2021	2020

Special mention	$5,288,153	$5,951,177
Substandard	15,109,965	13,732,062
Doubtful	20,627	11,265
Total	$20,418,745	$19,694,504

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

The following tables detail activity in the allowance for loan losses by portfolio for the years ended December 31, 2021 and 2020. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

						Allowance for loan losses ending			Outstanding loan balances
		Provision				balance evaluated for impairment:			evaluated for impairment:
	Beginning	for loan	Charge		Ending	Purchase Credit			Purchase Credit
December 31, 2021	balance	losses	offs	Recoveries	balance	Individually	Impaired	Collectively	Individually	Impaired	Collectively

Real estate:
Commercial	$2,230,129	$241,301	$-	$11,500	$2,482,930	$129,461	$-	$2,353,469	$6,820,932	$56,825	$312,307,359
Construction and land development	201,692	(3,345)	-	16,200	214,547	-	-	214,547	-	383,666	27,838,188
Residential	644,639	(22,111)	(18,970)	-	603,558	-	-	603,558	39,228	568,151	106,828,654
Commercial	111,390	129,023	-	15,000	255,413	152,449	-	102,964	152,449	-	31,029,757
Consumer	2,138	2,232	-	-	4,370	-	-	4,370	-	-	355,958
Unallocated	106,550	(17,100)	-	-	89,450	-	-	89,450	-	-	-
	$3,296,538	$330,000	$(18,970)	$42,700	$3,650,268	$281,910	$-	$3,368,358	$7,012,609	$1,008,642	$478,359,916

						Allowance for loan losses ending			Outstanding loan balances
		Provision				balance evaluated for impairment:			evaluated for impairment:
	Beginning	for loan	Charge		Ending	Purchase Credit			Purchase Credit
December 31, 2020	balance	losses	offs	Recoveries	balance	Individually	Impaired	Collectively	Individually	Impaired	Collectively

Real estate:
Commercial	$1,763,861	$418,806	$-	$47,462	$2,230,129	$-	$-	$2,230,129	$6,660,245	$151,453	$302,473,113
Construction and land development	192,828	(5,536)	-	14,400	201,692	-	-	201,692	-	1,566,174	32,075,742
Residential	478,124	166,515	-	-	644,639	-	-	644,639	215,230	595,433	120,517,098
Commercial	107,782	(12,353)	-	15,961	111,390	-	-	111,390	-	-	61,368,105
Consumer	4,133	(1,995)	-	-	2,138	-	-	2,138	-	-	288,454
Unallocated	46,987	59,563	-	-	106,550	-	-	106,550	-	-	-
	$2,593,715	$625,000	$-	$77,823	$3,296,538	$-	$-	$3,296,538	$6,875,475	$2,313,060	$516,722,512

	2021	2020

Allowance for loan losses to total loans outstanding	0.75%	0.63%

Ratio of net charge-offs to average loans outstanding during the period	0.00%	-0.02%

Nonaccrual loans to total loans outstanding at period end	1.03%	0.88%

Allowance for loan losses to nonaccrual loans at period end	73.08%	71.22%

Net recovery (charge-offs) during the period to average loans outstanding:

Real estate:
Commercial	0.00%
Construction and land development	0.05%
Residential	-0.02%
Commercial	0.03%
Consumer	0.00%

Total	0.00%

The Company recorded net recoveries of $23,730 and $77,823 for 2021 and 2020, respectively. The provision for loan losses was $330,000 in 2021 and $625,000 in 2020.

Other Real Estate Owned

Other real estate owned (“OREO”) at December 31, 2021 included two properties with an aggregate carrying value of $1,242,365. The first property is an apartment building in Baltimore, Maryland with a carrying value of $1,242,365 that was acquired in the Merger. The property is under an optional sales contract, but is expected to close in 2022. The other property is land in Cecil County, Maryland with a carrying value of $0. It was acquired through foreclosure in 2007. The latter property consists of 10.43 acres and is currently under contract for a gross sales price of $295,000 with closing expected in 2022. Due to the length of time that the latter property has been held, Maryland banking law required a write-down of the value to $0 in 2019.

	2021	2020

Other Real Estate Owned	$1,242,365	$1,411,605

Investment Securities

Investment securities increased $93,534,086, or 120.6%, to $171,089,891 at December 31, 2021 from $77,555,805 at December 31, 2020. The Company utilized its increased liquidity, which was generated as a result of growing deposits and a decreasing loans portfolio, by increasing its investment in mortgage-backed securities by $92.9 million. In addition, the Company also increased its investment in corporate bonds by $2.4 million. Most of this increase was invested in the subordinated debt of other community banks. At December 31, 2021 and 2020, the Company had classified 87% and 70%, respectively, of the investment portfolio as available for sale. The remaining balance of the portfolio was classified as held to maturity.

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

The following table sets forth the carrying value of investment securities at December 31:

	2021	2020
Available for sale
State and municipal	$763,498	$986,532
SBA pools	1,397,762	1,783,807
Corporate bonds	9,234,207	6,797,431
Mortgage-backed securities	137,842,449	44,909,516
	$149,237,916	$54,477,286

Held to maturity
State and municipal	$21,851,975	$23,078,519

The following table sets forth the scheduled maturities of investment securities at December 31, 2021:

	Available for Sale			Held to Maturity
	Amortized Cost	Fair Value	Yield	Amortized Cost	Fair Value	Yield

Within 1 year	$499,903	$505,360	3.79%	$-	$-	-
Over 1 to 5 years	3,894,465	3,949,948	2.13%	799,343	812,955	3.28%
Over 5 to 10 years	5,583,846	5,542,397	4.62%	2,046,291	2,211,802	2.81%
Over 10 years	-	-	-	19,006,341	19,780,844	2.99%
	9,978,214	9,997,705	3.61%	21,851,975	22,805,601	2.99%
SBA Pools	1,418,770	1,397,762	1.51%	-	-	-
Mortgage-backed securities	139,765,445	137,842,449	1.60%	-	-	-
	$151,162,429	$149,237,916	1.73%	$21,851,975	$22,805,601	2.99%

SBA pools and mortgage-backed securities are due in monthly installments.

Deposits

Total deposits were $626,414,670 at December 31, 2021 compared to $573,401,547 at December 31, 2020, an increase of $53,013,123, or 9.2%. The increase was due to a $19,069,054 increase in savings accounts, a $22,723,333 increase in interest bearing checking accounts, a $7,254,307 increase in money market accounts and a $21,020,502 increase in noninterest-bearing accounts, offset by a $17,054,073 decrease in certificates of deposit. The following table shows the average balances and average costs of deposits for the years ended December 31:

	2021		2020
	Average Balance	Cost	Average Balance	Cost

Noninterest bearing demand deposits	$120,935,434	0.00%	$82,514,991	0.00%
Interest bearing demand deposits	118,795,136	0.18%	83,893,984	0.28%
Savings and money market deposits	183,453,217	0.15%	119,532,831	0.24%
Certificates of deposit	187,568,107	0.81%	166,078,044	1.57%
	$610,751,894	0.33%	$452,019,850	0.69%

As of December 31, 2021, certificates of deposit greater than $250,000 mature as follows:

Period	Balance
3 months or less	$12,483,777
Over 3 months to 6 months	4,457,687
Over 6 months to 12 months	9,579,736
Over 12 months	8,176,073
Total	$34,697,273

Uninsured deposits totaled $164,458,319 at December 31, 2021.

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

At December 31, 2021, the Company’s off-balance sheet financial instruments were as follows:

Loan commitments	$34,797,370
Unused lines of credit	$41,536,430
Letters of credit	$1,470,742

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

On September 30, 2020, Farmers and Merchants Bancshares, Inc. borrowed $17,000,000 from First Horizon Bank (“FHN”) to be used, on October 1, 2020, to fund a portion of the merger consideration paid in the Merger. Net of issuance costs of $28,126, the proceeds of the net long-term debt was $16,971,874. The loan matures on September 30, 2025. The interest rate on the loan is fixed at 4.10%. The Company made quarterly interest-only payments through October 1, 2021. During the remaining term of the loan, the Company is required to make quarterly interest and principal payments of approximately $646,472, which is based on a nine-year straight-line amortization schedule. The remaining balance of approximately $9,916,667 will be due at maturity. To secure its obligations under this loan, the Company pledged all of its shares of common stock of the Bank to the lender.

Specific information about the Company’s borrowings and contractual obligations is set forth in the following table:

	At December 31,
	2021	2020
Amount oustanding at year-end:
Securities sold under repurchase agreements	$5,414,026	$24,753,972
Federal Home Loan Bank advances	5,000,000	5,000,000
Federal Home Loan Bank advances mature in:
2025	$5,000,000	$5,000,000
Long-term debt (net of issuance costs) matures in 2025	16,978,905	16,973,280

Weighted average rate paid at December 31:
Securites sold under repurchase agreements	0.31%	0.61%
Federal Home Loan Bank advances	1.00%	1.00%
Long-term debt	4.10%	4.10%

	For years ended December 31,
	2021	2020

Average rate paid for the year:
Securities sold under repurchase agreements	0.43%	1.15%
Federal Home Loan Bank advances	1.01%	0.84%
Long-term debt	4.10%	4.10%

The terms of the Company’s operating leases, including the future minimum payments under those leases, are disclosed in Note 9 to the consolidated financial statements.

RESULTS OF OPERATIONS

Overview

The Company reported net income of $8,149,606 for the year ended December 31, 2021 compared to $2,682,003 for the year ended December 31, 2020. The increase of $5,467,603 from 2020 was due to an increase in net interest income of $5,570,601, a decrease in noninterest expense of $1,453,809, a decrease in the provision for loan losses of $295,000, and an increase in noninterest income of $93,795, offset by an increase in income taxes of $1,945,602. The primary driver of the significant increase in net income was the Merger that was completed in the fourth quarter of 2020. Also, income from PPP loans added approximately $802,000 to net income. As of December 31, 2021, $196,000 of deferred PPP fees, net of income taxes, have not been recognized.

The Company incurred significant one-time costs during 2020 in connection with the Merger. The table below provides a comparison of the Company’s results for the year ended December 31, 2021 versus the prior year with and without $3,236,817 of acquisition costs incurred during the year ended December 31, 2020.

	Year Ended December 31,
	2021	2020
			Excluding
	As Reported	As Reported	Acquisition Costs

Income before taxes	$10,582,419	$3,169,214	$6,406,031
Income taxes	2,432,813	487,211	1,292,806
Net income	$8,149,606	$2,682,003	$5,113,225
Earnings per share	$2.70	$0.90	$1.71
Return on average assets	1.16%	0.51%	0.97%
Return on average equity	14.85%	5.22%	9.96%

Net Interest Income

The primary source of income for the Company is net interest income, which is the difference between interest income on interest-earning assets, such as investment securities and loans, and interest expense incurred on interest-bearing sources of funds, such as deposits and borrowings.

For the year ended December 31, 2021, the Company recorded net interest income of $22,875,104 compared to $17,304,503 for 2020, an increase of $5,570,601. The increase was attributable to an increase in the average balance of interest-earning assets of $164,702,972 to $664,748,917 in 2021 from $500,045,945 in 2020, offset by a decline in the net yield on interest-earning assets of 3 basis points to 3.47% in 2021 from 3.50% in 2020.

Total interest income for the year ended December 31, 2021 increased by $4,917,223 to $25,680,403, from $20,763,180 for 2020. The increase was due primarily to the aforementioned increase in average interest earning assets, offset by a decrease of 30 basis points in the tax equivalent yield on interest earning assets to 3.89% in 2021 from 4.19% in 2020.

Interest income from loans was $23,491,614 in 2021 compared to $19,291,162 in 2020, an increase of $4,200,452. This increase was attributable to a $94,156,885 increase in the average balance of loans to $515,167,318 in 2021 from $421,010,433 in 2020, offset by a 2 basis point decrease in the average yield on loans to 4.56% in 2021 from 4.58% in 2020.

For the year ended December 31, 2021, the Company recorded interest income on securities of $2,123,293. For the same period of 2020, interest income on securities was $1,395,493. The $727,800 increase in 2021 was attributable to a $54,322,031 increase in the average balance of securities to $119,905,876 in 2021 from $65,583,845 in 2020, offset by a 48 basis point decrease in the average tax equivalent yield on securities to 1.92% in 2021 from 2.40% in 2020.

Interest income on federal funds sold and other interest-earning assets (FHLB stock and certificates of deposit) decreased $11,029 to $65,496 in 2021 compared to $76,525 in 2020. The decrease was due to a 36 basis point decrease in the average tax equivalent yield to 0.23% in 2021 from 0.59% in 2020, offset by a $16,224,056 increase in the average balance of federal funds sold and other interest-earning assets to $29,675,723 in 2021 from $13,451,667 in 2020.

Total interest expense decreased $653,378 to $2,805,299 in 2021 compared to $3,458,677 in 2020. The decrease was due to a 35 basis point decrease in the cost of interest-bearing liabilities to 0.54% in 2021 from 0.89% in 2020, offset by an increase of $134,071,726 in the average balance of interest-bearing liabilities to $522,215,206 in 2021 from $388,143,480 in 2020.

Interest paid on NOW, savings, and money market deposit accounts decreased $33,475 to $485,543 in 2021 compared to $519,018 in 2020. The decrease was due to a 10 basis point decrease in the cost of funds to 0.16% in 2021 from 0.26% in 2020 offset by a $98,821,538 increase in the average balance of these deposits to $302,248,353 in 2021 from $203,426,815 in 2020.

Interest paid on time deposits decreased $1,097,646 to $1,512,330 in 2021 compared to $2,609,976 in 2020. The decrease was due to a decrease of 76 basis points in the average rate paid to 0.81% in 2021 from 1.57% in 2020, offset by an increase of $21,490,063 in the average balance to $187,568,107 in 2021 from $166,078,044 in 2020.

Interest paid on securities sold under repurchase agreements decreased $62,690 to $44,628 in 2021 compared to $107,318 in 2020. The decrease was attributable to a decrease of 72 basis points in the average rate paid to 0.43% in 2021 from 1.15% in 2020, offset by a $1,087,030 increase in the average balance of securities sold under repurchase agreements to $10,422,623 in 2021 from $9,335,593 in 2020.

Interest paid on long-term debt that was $712,306 in 2021 compared to $181,465 in 2020. This debt relates to the $17 million term loan obtained on September 30, 2020 to finance a portion of the cash paid to the former stockholders of Carroll Bancorp, Inc. in the Merger. The average balance, net of issuance costs, increased $12,550,117 to 16,976,093 in 2021 from $4,425,976 in 2020.

Interest paid on FHLB advances and other borrowings increased $9,592 to $50,492 in 2021 from $40,900 in 2020. The increase was attributable to an increase of 17 basis points in the average rate paid to 1.01% in 2021 from 0.84% in 2020, and a $122,978 increase in the average balance of FHLB advances and other borrowings to $5,000,030 in 2021 from $4,877,052 in 2020.

The following table sets forth certain information relating to the Company’s average interest-earning assets and interest-bearing liabilities for the periods indicated. The yields and rates are calculated by dividing interest income or expense by the average daily balance of assets or liabilities, respectively. Non-accruing loans are included in the average balance.

	For the Years Ended December 31,
	2021			2020
	Average Balance	Interest	Yield	Average Balance	Interest	Yield
Assets:
Loans	$515,167,318	$23,491,614	4.56%	$421,010,433	$19,291,162	4.58%
Securities, taxable (1)	99,668,430	1,516,487	1.52%	44,207,230	774,582	1.75%
Securities, tax exempt (1)	20,237,446	787,818	3.89%	21,376,615	799,841	3.74%
Federal funds sold and other interest earning assets (1)	29,675,723	69,098	0.23%	13,451,667	79,846	0.59%
Total interest-earning assets	664,748,917	25,865,017	3.89%	500,045,945	20,945,431	4.19%
Noninterest-earning assets	38,706,505			26,493,472
Total assets	$703,455,422			$526,539,417

Liabilities and Stockholders' Equity:
NOW, savings, and money market	$302,248,353	485,543	0.16%	$203,426,815	519,018	0.26%
Certificates of deposit	187,568,107	1,512,330	0.81%	166,078,044	2,609,976	1.57%
Securities sold under repurchase agreements	10,422,623	44,628	0.43%	9,335,593	107,318	1.15%
Long-term debt	16,976,093	712,306	4.20%	4,425,976	181,465	4.10%
FHLB advances and other borrowings	5,000,030	50,492	1.01%	4,877,052	40,900	0.84%
Total interest-bearing deposits	522,215,206	2,805,299	0.54%	388,143,480	3,458,677	0.89%

Noninterest-bearing deposits	120,935,434			82,514,991
Noninterest-bearing liabilities	5,419,526			4,536,613
Total liabilities	648,570,166			475,195,084
Stockholders' equity	54,885,256			51,344,333
Total liabilities and stockholders' equity	$703,455,422			$526,539,417
Net interest income		$23,059,718			$17,486,754

Interest rate spread			3.35%			3.30%

Net yield on interest-earning assets			3.47%			3.50%

Ratio of average interest-earning assets to average interest-bearing liabilities			127.29%			128.83%

(1) - Interest on tax-exempt investments are reported on a fully taxable equivalent basis. The federal, state, and combined tax rates used were 21.00%, 8.25%, and 27.5175% respectivley.

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

	RATE/VOLUME ANALYSIS

	Year ended December 31, 2021 compared to 2020			Year ended December 31, 2020 compared to 2019
	Change due to variance in			Change due to variance in
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans	$4,293,991	$(93,539)	$4,200,452	$3,547,286	$(1,150,781)	$2,396,505
Securities, taxable	856,005	(114,100)	741,905	199,306	(300,439)	(101,133)
Securities, tax exempt	(43,603)	31,580	(12,023)	126,207	(66,443)	59,764
Federal funds sold and other interest-earning assets	56,920	(67,668)	(10,748)	(63,716)	(230,116)	(293,832)
Total interest-earning assets	5,163,313	(243,727)	4,919,586	3,809,083	(1,747,779)	2,061,304
Interest expense:
NOW, savings, and money market	199,146	(232,621)	(33,475)	127,676	(116,043)	11,633
Certificates of deposit	303,198	(1,400,844)	(1,097,646)	300,318	(702,917)	(402,599)
Securities sold under repurchase agreements	11,269	(73,959)	(62,690)	768	(8,091)	(7,323)
Long-tern debt	526,496	4,345	530,841	181,465	-	181,465
FHLB advances and other borrowings	1,055	8,537	9,592	25,243	(29,695)	(4,452)
Total interest-bearing liabilities	1,041,164	(1,694,542)	(653,378)	635,470	(856,746)	(221,276)

Change in net interest income	$4,122,149	$1,450,815	$5,572,964	$3,173,613	$(891,033)	$2,282,580

Noninterest Income

Noninterest income was $2,165,914 in 2021 compared to $2,072,119 in 2020, an increase of $93,795. The increase was primarily due to a 148,656 increase in service charges on deposits and a $41,823 increase in bank owned life insurance (“BOLI”) income, offset by a $114,424 decrease in mortgage banking revenue. Service charges increased because customer transaction activity increased as COVID-19 restrictions eased in 2021 versus 2020. BOLI income increased because of the BOLI that was added as a result of the Merger. Our mortgage banking division experienced its second highest revenue total in 2021, after the highest in 2020, as a result of historically low interest rates. However, activity slowed in the fourth quarter of 2021 as mortgage interest rates began to move higher.

Noninterest Expense

Total noninterest expense decreased by $1,453,809 to $14,128,599 in 2021 from $15,582,408 in 2020. The decrease was due primarily to $3,236,817 in one-time acquisition costs related to the Merger in 2020, offset by additional personnel, locations and customers added with the Merger. Salaries and benefits increased $1,137,635, other expenses increased $200,819, and occupancy, furniture and equipment costs increased $125,339. In addition, FDIC premiums increased by $104,409 primarily due to the increase in assets and deposits.

Other noninterest expenses include the following:

	2021	2020

Stationery, printing, and supplies	225,266	208,510
Directors fees	221,239	203,335
Telephone	219,418	224,805
Postage, delivery, and armored carrier	185,542	145,544
Correspondent bank services	185,081	135,621
Internet banking fees	168,424	185,815
Insurance claims	145,000	200,000
Liability insurance	106,938	54,251
Other	516,268	414,476
	$1,973,176	$1,772,357

Income Taxes

Income taxes increased $1,945,602 to $2,432,813 in 2021 from $487,211 in 2020. Higher income before taxes was the primary driver of the decrease.

The Company’s effective tax rate increased to 23.0% in 2021, from 15.4% in 2020. The increase was due to a lower percentage of tax-exempt revenue. Note 14 to the consolidated financial statements provides additional information about the Company’s taxes, including a reconciliation of the Company’s effective tax rate to the Federal statutory rate of 21%.

Quarterly Results of Operations

	Three Months Ended
	Unaudited
2021	December 31	September 30	June 30	March 31

Interest income	$6,374,432	$6,654,268	$6,281,111	$6,370,592
Interest expense	607,293	662,279	738,590	797,137
Net interest income	5,767,139	5,991,989	5,542,521	5,573,455
Provision for loan losses	(100,000)	330,000	(20,000)	120,000
Net income	1,965,265	2,122,547	2,032,219	2,029,575
Earnings per share - basic and diluted	$0.65	$0.70	$0.67	$0.67

2020	December 31	September 30	June 30	March 31

Interest income	$6,475,562	$4,822,354	$4,755,228	$4,710,036
Interest expense	907,745	721,605	884,825	944,502
Net interest income	5,567,817	4,100,749	3,870,403	3,765,534
Provision for loan losses	150,000	-	350,000	125,000
Net income	417,394	385,247	1,036,055	843,307
Earnings per share - basic and diluted	$0.14	$0.13	$0.35	$0.28

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

Based upon the simulation analysis performed at December 31, 2021 and 2020, management estimated the following changes in NII, assuming the indicated rate changes:

Change in Rate	2021	2020

400 basis point increase	$(1,844,000)	$(157,000)
300 basis point increase	(1,191,000)	17,000
200 basis point increase	(677,000)	116,000
100 basis point increase	(278,000)	139,000
100 basis point decrease	(878,000)	(95,000)
200 basis point decrease	(1,131,000)	(124,000)
300 basis point decrease	(1,201,000)	(124,000)

LIQUIDITY MANAGEMENT

Liquidity describes our ability to meet financial obligations that arise out of the ordinary course of business. Liquidity is primarily needed to meet depositor withdrawal requirements, to fund loans, and to fund our other debts and obligations as they come due in the normal course of business. We maintain our asset liquidity position internally through short-term investments, the maturity distribution of the investment portfolio, loan repayments, and income from earning assets. On the liability side of the balance sheet, liquidity is affected by the timing of maturing liabilities and the ability to generate new deposits or borrowings as needed. The Bank is approved to borrow 75% of eligible pledged single family residential loans and 50% of eligible pledged commercial loans as well as investment securities, or approximately $83.0 million under a secured line of credit with the FHLB. The Bank also has a facility with the Federal Reserve Bank of Richmond (the “Reserve Bank”) under which the Bank could borrow approximately $25.3 million. Finally, the Bank has $23,500,000 ($14,500,000 unsecured and $9,000,000 secured) overnight federal funds lines of credit available from commercial banks. FHLB advances of $5,000,000 were outstanding as of December 31, 2021 and 2020, respectively. There were no borrowings from the Reserve Bank or from the commercial banks’ lines of credit at December 31, 2021 and 2020. On September 30, 2020, the Company borrowed $17,000,000 from a commercial bank, which was used on October 1, 2020 to fund a portion of the cash consideration paid to the former stockholders of Carroll Bancorp, Inc. in the Merger. The outstanding balance at December 31, 2021, net of unamortized issuance costs, was $16,979,905. Management believes that we have adequate liquidity sources to meet all anticipated liquidity needs over the next 12 months. Management knows of no trend or event which is likely to have a material impact on our ability to maintain liquidity at satisfactory levels.

Cash provided by operating activities increased by $7,252,460 to $11,704,730 in 2021 from $4,452,270 in 2020 due primarily to the $5,467,603 increase in net income. Cash used in investing activities increased 13,283,910 to $58,984,893 in 2021 from $45,700,983 in 2020 due primarily to an $88,914,971 increase in the net cash outflow from the debt securities portfolio and a $19,366,118 decrease in the net cash outflow from the Merger, offset by a $59,339,596 increase in the net cash inflow from the loan portfolio. Cash provided by financing activities decreased by $40,336,432 to $32,766,599 in 2021 from $73,103,031 in 2020 due primarily to a $33,135,800 increase in the net cash outflow from securities sold under repurchase agreements and a $16,971,874 decrease in the net cash inflow from long-term debt, offset by an $8,000,000 decrease in the net cash outflow from FHLB advances.

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

On September 17, 2019, the FDIC finalized a rule that introduces an optional simplified measure of capital adequacy for qualifying community banking organizations (i.e., the community bank leverage ratio (“CBLR”) framework), as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework.

On April 6, 2020, in a joint statement, the FDIC, Federal Reserve and the Office of Comptroller of the Currency (“OCC”), issued two interim final rules regarding temporary changes to the CBLR framework to implement provisions of the CARES Act. Under the interim final rules, the community bank leverage ratio was reduced to 8% beginning in the second quarter and for the remainder of calendar year 2020, 8.5% for calendar year 2021, and 9% thereafter. In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio of greater than 8%, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations and will not be required to report or calculate risk-based capital. The Company has not opted-in to the CBLR framework.

Additional information regarding the capital requirements that apply to us can be found in Note 14 of the consolidated financial statements and notes thereto included in the Annual Report.

The following table presents actual and required capital ratios as of December 31, 2021 and 2020, for the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2021 and 2020, based on the phase-in provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

			Minimum		To Be Well
(Dollars in thousands)	Actual		Capital Adequacy		Capitalized
December 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$69,957	13.24%	$55,471	10.50%	$52,830	10.00%
Tier 1 capital (to risk-weighted assets)	66,307	12.55%	44,905	8.50%	42,264	8.00%
Common equity tier 1 (to risk- weighted assets)	66,307	12.55%	36,981	7.00%	34,339	6.50%
Tier 1 leverage (to average assets)	66,307	9.27%	28,614	4.00%	35,767	5.00%

December 31, 2020

Total capital (to risk-weighted assets)	$63,400	12.62%	$52,732	10.50%	$50,221	10.00%
Tier 1 capital (to risk-weighted assets)	60,104	11.97%	42,688	8.50%	40,177	8.00%
Common equity tier 1 (to risk- weighted assets)	60,104	11.97%	35,155	7.00%	32,644	6.50%
Tier 1 leverage (to average assets)	60,104	9.05%	26,569	4.00%	33,211	5.00%

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Farmers and Merchants Bancshares, Inc.

Hampstead, Maryland

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Farmers and Merchants Bancshares, Inc. and its Subsidiaries (the Company) as of December 31, 2021, the related consolidated statement of income, comprehensive income, changes in stockholders' equity and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The financial statements of the Company as of December 31, 2020, were audited by other auditors whose report dated March 2, 2021, expressed an unqualified opinion on those statements.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses – Loans Collectively Evaluated for Impairment – Qualitative Factors

Description of the Matter

As described in Note 1 (Summary of Significant Accounting Policies) and Note 6 (Loans) to the consolidated financial statements, the Company maintains an allowance representing an amount which, in management’s judgement, is appropriate to absorb the probable and estimable losses on existing loans and other extensions of credit that may become uncollectible. The Company’s allowance for loan losses consists of three elements: (1) segregating the loan portfolio into pools based upon similar characteristics and risk profiles and applying a loss factor to the pools based on historical losses within those pools; (2) applying qualitative factors to the loan pools that consider economic and other factors, both internal and external, affecting the Company and the pools; and (3) determining specific reserves based on individual evaluation of impaired loans that are not included in the pools discussed above. The qualitative factors are established by applying a loss percentage to the loan pools and made up approximately $2.2 million of the total $3.7 million of allowance for loan losses as of December 31, 2021.

Qualitative factors are determined based on management’s continuing evaluation of inputs and assumptions underlying the quality of the loan portfolio. Management evaluates qualitative factors by loan segment, primarily considering current economic conditions, changes in concentrations, delinquency and loan grading trends, movements in interest rates, lending policies and procedures, and may also consider the experience and tenure of the lending team, loan review system, and other legislative and regulatory factors external to the Company. Qualitative factors contribute significantly to the allowance for loan losses.  Management exercised significant judgment when assessing the qualitative factors in estimating the allowance for loan losses. We identified the assessment of the qualitative factors as a critical audit matter as auditing the qualitative factors involved especially complex and subjective auditor judgment in evaluating management’s assessment of the inherently subjective estimates.

How We Addressed the Matter in Our Audit

The primary audit procedures we performed to address this critical audit matter included:

● Substantively testing management’s process, including evaluating their judgments and assumptions for developing the quantitative and qualitative allocations, which included:

o	Evaluating the completeness and accuracy of data inputs used as a basis for the quantitative and qualitative allocations.
o	Evaluating the reasonableness of management’s judgments related to the determination of quantitative and qualitative allocations.
o	Evaluating the quantitative and qualitative allocations for directional consistency and for reasonableness.
o	Testing the mathematical accuracy of the allowance calculation, including the application of the quantitative and qualitative allocations.

/s/ YOUNT, HYDE & BARBOUR, P.C.

We have served as the Company's auditor since 2021.

Richmond, Virginia

March 11, 2022

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31,	2021	2020

Assets

Cash and due from banks	$25,258,932	$39,898,557
Federal funds sold and other interest-bearing deposits	1,203,174	1,077,113
Cash and cash equivalents	26,462,106	40,975,670
Certificates of deposit in other banks	350,000	850,000
Securities available for sale, at fair value	149,237,916	54,477,286
Securities held to maturity, at cost	21,851,975	23,078,519
Equity security, at fair value	543,605	552,566
Restricted stock, at cost	675,400	900,500
Mortgage loans held for sale	126,500	1,673,350
Loans, less allowance for loan losses of $3,650,268 and $3,296,538	482,011,334	521,690,514
Premises and equipment, net	6,259,421	7,736,556
Accrued interest receivable	1,609,063	2,057,491
Deferred income taxes, net	2,177,450	1,219,668
Other real estate owned, net	1,242,365	1,411,605
Bank owned life insurance	11,556,163	11,297,342
Goodwill and other intangibles, net	7,051,080	7,059,408
Other assets	5,522,877	2,336,607
	$716,677,255	$677,317,082

Liabilities and Stockholders' Equity

Deposits
Noninterest-bearing	$124,175,615	$103,155,113
Interest-bearing	502,239,055	470,246,434
Total deposits	626,414,670	573,401,547
Securities sold under repurchase agreements	5,414,026	24,753,972
Federal Home Loan Bank of Atlanta advances	5,000,000	5,000,000
Long-term debt, net of issuance costs	16,978,905	16,973,280
Accrued interest payable	295,910	409,622
Other liabilities	5,952,286	5,049,178
	660,055,797	625,587,599

Commitments and contingencies

Stockholders' equity
Common stock, par value $.01 per share, authorized 5,000,000 shares; issued and outstanding 3,037,137 in 2021 and 3,011,255 shares in 2020	30,372	30,113
Additional paid-in capital	28,857,422	28,294,139
Retained earnings	29,128,600	22,698,954
Accumulated other comprehensive (loss) income	(1,394,936)	706,277
	56,621,458	51,729,483
	$716,677,255	$677,317,082

The accompanying notes are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

Years Ended December 31,	2021	2020

Interest income
Loans, including fees	$23,491,614	$19,291,162
Investment securities - taxable	1,511,970	770,394
Investment securities - tax exempt	611,323	625,099
Federal funds sold and other interest earning assets	65,496	76,525
Total interest income	25,680,403	20,763,180

Interest expense
Deposits	1,997,873	3,128,994
Securities sold under repurchase agreements	44,628	107,318
Federal Home Loan Bank advances and other borrowings	762,798	222,365
Total interest expense	2,805,299	3,458,677
Net interest income	22,875,104	17,304,503

Provision for loan losses	330,000	625,000

Net interest income after provision for loan losses	22,545,104	16,679,503

Noninterest income
Service charges on deposit accounts	724,086	575,430
Mortgage banking income	910,513	1,024,937
Bank owned life insurance income	229,966	188,143
Fair value adjustment of equity security	(15,354)	10,513
Gain on call of debt security	9,190	-
Other	307,513	273,096
Total noninterest income	2,165,914	2,072,119

Noninterest expense
Salaries	7,214,871	6,137,050
Employee benefits	1,718,465	1,658,651
Occupancy	948,757	758,357
Furniture and equipment	775,829	840,890
Professional services	415,642	424,813
Automated teller machine and debit card expenses	352,130	278,989
Federal Deposit Insurance Corporation premiums	306,123	201,714
Advertising	233,358	237,909
Other real estate owned	190,248	34,861
Acquisition	-	3,236,817
Other	1,973,176	1,772,357
Total noninterest expense	14,128,599	15,582,408

Income before income taxes	10,582,419	3,169,214
Income taxes	2,432,813	487,211
Net income	$8,149,606	$2,682,003

Earnings per share - basic and diluted	$2.70	$0.90

The accompanying notes are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Years Ended December 31,	2021	2020

Net income	$8,149,606	$2,682,003

Other comprehensive (loss) income, net of income taxes:

Securities available for sale
Net unrealized gain (loss) arising during the period	(2,889,734)	915,604

Reclassification adjustment for realized gains included in net income	(9,190)	-
Total unrealized gain (loss) on investment securities available for sale	(2,898,924)	915,604

Income tax (expense) benefit	797,711	(251,951)

Total other comprehensive income (loss)	(2,101,213)	663,653

Total comprehensive income	$6,048,393	$3,345,656

The accompanying notes are an integral part of these consolidated financial statements

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

			Additional		Accumulated other	Total
	Common stock		paid-in	Retained	comprehensive	stockholders'
	Shares	Par value	capital	earnings	income (loss)	equity

Balance, December 31, 2019	2,974,019	$29,740	$27,812,991	$21,568,161	$42,624	$49,453,516

Net income	-	-	-	2,682,003	-	2,682,003
Other comprehensive income	-	-	-	-	663,653	663,653
Cash dividends, $0.52 per share	-	-	-	(1,551,210)	-	(1,551,210)
Dividends reinvested	37,236	373	481,148	-	-	481,521

Balance, December 31, 2020	3,011,255	30,113	28,294,139	22,698,954	706,277	51,729,483

Net income	-	-	-	8,149,606	-	8,149,606
Other comprehensive loss	-	-	-	-	(2,101,213)	(2,101,213)
Cash dividends, $0.57 per share	-	-	-	(1,719,960)	-	(1,719,960)
Dividends reinvested	25,882	259	563,283	-	-	563,542
Balance, December 31, 2021	3,037,137	$30,372	$28,857,422	$29,128,600	$(1,394,936)	$56,621,458

The accompanying notes are an integral part of these consolidated financial statements

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31,	2021	2020

Cash flows from operating activities
Net income	$8,149,606	$2,682,003
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	470,943	415,781
Provision for loan losses	330,000	625,000
Amortization of right of use asset	17,053	34,058
Gain on sale of premises and equipment	(44,510)	-
Write down of other real estate owned	169,240	-
Gain on premium call of debt security	(9,190)	-
Equity security dividends reinvested	(6,393)	(9,732)
Fair value adjustment on equity security	15,354	(10,513)
Gain on sale of SBA loans	(6,917)	(125,520)
Deferred income taxes	(160,070)	(151,331)
Amortization of debt issuance costs	5,625	1,406
Amortization of premiums and accretion of discounts, net	(7,602)	288,961
Bank owned life insurance cash surrender value	(229,966)	(188,143)
Increase (decrease) in
Deferred loan fees and costs, net	(204,430)	531,441
Accrued interest payable	(113,712)	63,408
Other liabilities	1,035,504	163,897
Decrease (increase) in
Mortgage loans held for sale	1,546,850	311,845
Accrued interest receivable	448,428	(200,455)
Other assets	298,917	20,164
Cash provided by operating activities	11,704,730	4,452,270

The accompanying notes are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(continued)

Years Ended December 31,	2021	2020

Cash flows from investing activities
Proceeds from maturity and call of securities
Available for sale	31,327,354	22,224,763
Held to maturity	2,171,420	1,956,420
Proceeds from sale of securities
Available for sale	-	2,025,000
Purchase of securities
Available for sale	(129,676,971)	(28,841,213)
Held to maturity	(842,062)	(5,470,258)
Redemption of certificates of deposit	500,000	-
Cash paid for the acquisition of Carroll Bancorp, Inc., net of cash acquired	-	(19,366,118)
Loans made to customers, net of principal collected	39,861,460	(19,478,136)
Proceeds from sale of SBA loans	61,595	1,233,270
Redemption of restricted stock	225,100	402,400
Proceeds from sale of premises and equipment	1,387,613	-
Purchase of bank owned life insurance	(28,855)	-
Purchase of annuity	(3,671,145)	-
Purchases of premises, equipment and software	(300,402)	(387,111)
Cash used in investing activities	(58,984,893)	(45,700,983)

Cash flows from financing activities
Net increase (decrease) in
Noninterest-bearing deposits	21,020,502	21,273,083
Interest-bearing deposits	32,242,461	30,131,909
Securities sold under repurchase agreements	(19,339,946)	13,795,854
Federal Home Loan Bank of Atlanta advances	-	(8,000,000)
Long-term debt	-	16,971,874
Dividends paid, net of reinvestments	(1,156,418)	(1,069,689)
Cash provided by financing activities	32,766,599	73,103,031

Net increase (decrease) in cash and cash equivalents	(14,513,564)	31,854,318

Cash and cash equivalents at beginning of period	40,975,670	9,121,352
Cash and cash equivalents at end of period	$26,462,106	$40,975,670

Supplementary disclosure of cash flow information:
Cash paid during the period for interest	$3,154,898	3,521,625
Cash paid during the period for income taxes	1,605,500	930,435
Net unrealized gain(loss) on securities available for sale	(2,898,924)	915,604

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

Principles of consolidation

The consolidated financial statements include the accounts of Farmers and Merchants Bancshares, Inc. and its wholly owned subsidiaries, Farmers and Merchants Bank (the “Bank”), and Series Protected Cell FCB-4 (the “Insurance Subsidiary”), and one subsidiary of the Bank, Reliable Community Financial Services, Inc. (collectively the “Company”, “we”, “us”, or “our”). The Insurance Subsidiary is a series investment, 100% owned by the Company, in First Community Bankers Insurance Co., LLC, a Tennessee “series” limited liability company and licensed property and casualty insurance company. Intercompany balances and transactions have been eliminated.  This includes the insurance premium paid by the Bank to the Insurance Subsidiary through an intermediary. Effective October 1, 2020, the Company acquired Carroll Bancorp, Inc. and its wholly-owned subsidiary, Carroll Community Bank (collectively, “Carroll”), both of which were based in Eldersburg, Maryland, through a series of merger transactions (the “Merger”). The results of operations and assets acquired and liabilities assumed from Carroll are included only from the effective date of the Merger. The comparability of the Company's results of operations for the years ended December 31, 2021 and 2020 have been impacted by the Merger.

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

Reclassifications

Certain reclassifications have been made to the 2020 financial statements to conform to the current year presentation. These reclassifications had no effect on net income or stockholders’ equity.

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

Investment securities

As securities are purchased, management determines if the securities should be classified as held to maturity or available for sale. Securities that management has the intent and ability to hold to maturity are recorded at amortized cost, which is cost adjusted for amortization of premiums and accretion of discounts. Discounts are accreted through maturity. Premiums are amortized through the earliest call date. Securities held to meet liquidity needs or that may be sold before maturity are classified as available for sale and carried at fair value with unrealized gains and losses included in stockholders' equity on an after-tax basis. Gains and losses on disposal are determined using the specific-identification method. The Company amortizes premiums and accretes discounts using the interest method.

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

Past due status is based on the contractual terms of the loan. Management may make an exception to reporting a loan as past due, if the past due status is solely due to the loan being past maturity, the Company intends to extend the loan, and the borrower is making principal and interest payments in accordance with the terms of the matured note. The accrual of interest is discontinued when any portion of the principal or interest is 90 days past due and collateral is insufficient to discharge the debt in full. If collection of principal is evaluated as doubtful, all payments are applied to principal. Loans are considered impaired when, based on current information, management considers it unlikely that the collection of principal and interest payments will be made according to contractual terms when due. Generally, loans are not reviewed for impairment until the accrual of interest has been discontinued, the loans are included on the watch list, or the loans are troubled debt restructurings (“TDRs”).

The allowance for loan losses represents an amount which, in management’s judgment, will be adequate to absorb probable and estimable losses on existing loans and other extensions of credit that may become uncollectible. The Company’s allowance for loan losses consists of three elements: (i) segregating the loan portfolio into pools based upon similar characteristics and risk profiles and applying a loss factor to the pools, based on historical losses within those pools; (ii) applying qualitative factors to the loan pools that consider economic and other factors, both internal and external, affecting the Company and the pools; and (iii) determining specific reserves based on individual evaluation of impaired loans that are not included in the pools discussed above.

The allowances established for probable and estimable losses on impaired loans are based on a regular analysis and evaluation of problem loans. Management maintains a watch list of problem loans. Loans are classified based on an internal credit risk grading process that evaluates, among other things: (i) the borrower’s ability to repay; (ii) the underlying collateral, if any; (iii) the economic environment; and (iv) for commercial borrowers, the industry in which the borrower operates. Specific valuation allowances are determined when the collateral value, if the loan is collateral dependent, or the discounted cash flows of the impaired loan is lower than the carrying value.

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

Loans acquired through business combinations that are designated as purchase credit impaired loans because they meet the specific criteria of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality are individually evaluated each period to recast expected cash flows. To the extent that the expected cash flows of a loan have decreased due to credit deterioration, the Company establishes an allowance.

The excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized into interest income over the remaining life of the loan. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference. These loans are accounted for under ASC 310-30. The nonaccretable difference includes estimated future credit losses expected to be incurred over the life of the loan. Subsequent decreases in expected cash flows will require us to evaluate the need for an addition to the allowance for loan losses. Subsequent improvement in expected cash flows will result in the transfer of a corresponding amount of the nonaccretable difference, which we will then reclassify as accretable discount to be recognized into interest income over the remaining life of the loan.

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

The Company sells its mortgage loans to third party investors with servicing released. Upon sale and delivery, loans are legally isolated from the Company and the Company has no ability to restrict or constrain the ability of third party investors to pledge or exchange the mortgage loans. The Company does not have the entitlement or ability to repurchase the mortgage loans or unilaterally cause third party investors to put the mortgage loans back to the Company.

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

Other real estate owned

Real estate acquired through foreclosure or by deed in lieu of foreclosure is recorded at fair value less estimated costs to sell on the date acquired establishing a new cost basis. Losses          incurred at the time of acquisition of the property are charged to the allowance for loan losses. Subsequent reductions in the estimated value of the property are included with any gains or losses on sale in noninterest expense.

Bank owned life insurance

The Company has purchased life insurance policies on certain key executives. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Goodwill and other intangible assets

Goodwill is calculated as the purchase premium, if any, after adjusting for the fair value of net assets acquired in purchase transactions. Goodwill is not amortized but is reviewed for potential impairment on at least an annual basis, with testing between annual evaluation if an event occurs or circumstances change that could potentially reduce the fair value of a reporting unit. Other intangible assets represent purchased assets that can be distinguished from goodwill because of contractual or other legal rights. The Company’s other intangible asset, core deposit intangible (“CDI”) has a finite life and is amortized over 10 years on a straight line basis, which is believed to be substantially the same as the interest method.

Revenue recognition

ASC Topic 606 does not apply to revenue associated with the financial instruments, including revenue from loans and securities. The Company’s services that fall within the scope of Topic 606 are presented within noninterest income and are recognized as revenue as the Company satisfies its obligation to the customer. A description of the Company’s noninterest revenue streams is discussed below:

Service Charges on Deposit Accounts: The Company earns fees from its deposit customers for overdraft, monthly service fees, and other deposit account related fees. Overdraft fees are recognized when the overdraft occurs. The Company's performance obligation for monthly service fees is generally satisfied over the period in which the service is provided. Other deposit account related fees are largely transactional based, and therefore, the Company's performance obligation is satisfied, and related revenue recognized, at a point in time.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

1.	Summary of Significant Accounting Policies (Continued)

Interchange Income: The Company earns interchange fees from debit cardholder transactions conducted through various payment networks. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services. The Company's analysis of its relationship with its interchange debit card provider is agent based. As a result, income from debit cardholder transactions is presented net against expenses paid to the interchange debit card provider on the consolidated statements of income.

Other Service Charges and Fees: The Company earns fees from its customers for transaction-based services. Services include, safe deposit box, debit/ATM card income, cashier's check, stop payment and wire transfer fees. In each case, these fees and service charges are recognized in income at the time or within the same period that the services are rendered.

Operating leases

The Company accounts for lease obligations in accordance with FASB Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842).” Among other things, in the amendments in ASU 2016‑02, lessees are required to recognize the following for all leases (with the exception of short‑term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right‑of‑use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

Advertising costs

Advertising costs are expensed in the period incurred and totaled $233,358 and $237,909 for the years ended December 31, 2021 and 2020, respectively.

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

Per share data

Earnings per share are determined by dividing net income by the weighted average number of shares of common stock outstanding, giving retroactive effect to any stock dividends. Weighted average shares were 3,018,112 and 2,983,972 for 2021 and 2020, respectively. Diluted earnings per share is derived by dividing net income available by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding common stock equivalents. No potentially dilutive stock equivalents were outstanding at December 31, 2021 or December 31, 2020.

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

In June 2016, FASB issued ASU 2016‑13, “Financial Instruments – Credit Losses”. The ASU sets forth a “current expected credit loss” (CECL) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. ASU 2019-10 “Financial Instruments – Credit Losses (Topic 326), Derivatives and hedging (Topic 815), and Leases (Topic 842): Effective Dates” extended the implementation date to January 1, 2023 for SEC-registered smaller reporting companies and private companies. The Company is considered a smaller reporting company. The Company has engaged a third-party vendor to assist in the implementation of this ASU. The CECL model will be run parallel with the current ALLL calculation during 2022. Several members of the Company’s senior management and credit administration teams will participate in the implementation.

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

The accounting policies adopted by management are consistent with authoritative GAAP and are consistent with those followed by our peers.

2.	Acquisition of Carroll Bancorp, Inc.

Carroll was acquired for $24,807,728. The Merger consideration was funded using $7.8 million in cash and $17 million in proceeds from a term loan obtained by Farmers and Merchants Bancshares, Inc. from a third-party. At the Effective Time of the Merger, Carroll had total assets of $176,159,890, net loans of $145,153,100, and total liabilities of $157,992,286, of which $144,896,990 represented deposits. The Merger was accounted for as a business combination using the acquisition method of accounting, and, accordingly, assets acquired and liabilities assumed are recorded at estimated fair values at the effective time of the Merger. Identifiable assets acquired were $176,432,748 and identifiable liabilities assumed were $158,603,228 resulting in net identifiable assets acquired of $17,829,520. The difference between the purchase price and the net identifiable assets resulted in goodwill of $6,978,208 being recorded.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2.	Acquisition of Carroll Bancorp, Inc. (continued)

The following table presents the book values and fair values of the assets, liabilities, and equity of Carroll at the effective time of the Merger:

	Book value	Fair value

Cash	$5,441,610	$5,441,610
Certificates of deposit in other banks	750,000	750,000
Securities available for sale	12,863,795	12,922,620
Restricted stock, at cost	926,700	926,700
Loans held for sale	1,702,950	1,743,195
Loans	145,153,100	145,080,950
Premises and equipment	2,619,413	2,684,240
Other real estate owned	1,411,605	1,411,605
Other assets	5,290,717	5,388,546
Core deposit intangible	-	83,282
Goodwill	-	6,978,208

Total assets	$176,159,890	$183,410,956

Deposits	$144,896,990	$145,513,085
FHLB advances	13,000,000	13,000,000
Other liabilities	95,296	90,143
Total liabilities	157,992,286	158,603,228

Stockholders' equity	18,167,604	24,807,728

Total liabilities and stockholders' equity	$176,159,890	$183,410,956

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2.	Acquisition of Carroll Bancorp, Inc. (continued)

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

The Company recognized a core deposit intangible of $83,282, which is being amortized using a straight-line method over a 10-year amortization period, consistent with expected future cash flows. See footnote 6 for amortization recorded in 2021 and 2020.

The Company recognized a certificate of deposit premium of $616,377, which is being accreted using the interest method based upon the maturity of each certificate of deposit. Accretion of $249,840 and $129,844 were recorded in 2021 and 2020, respectively.

Loans acquired from Carroll were measured at fair value at the acquisition date with no carryover of any allowance for loan losses. See footnote 6 for accretion and amortization recorded in 2021 and 2020.

3.	Cash and Cash Equivalents

The Company normally carries balances with other banks that exceed the federally insured limit.  The average balance carried in excess of the limit, including unsecured federal funds sold to the same banks, was $7,549,531 and $8,703,983 during the years ended December 31, 2021 and 2020, respectively.

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

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

4.	Investment Securities

Debt securities are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
December 31, 2021	cost	gains	losses	value
Available for sale
State and municipal	$753,061	$10,437	$-	$763,498
SBA pools	1,418,770	1,656	22,664	1,397,762
Corporate bonds	9,225,153	64,595	55,541	9,234,207
Mortgage-backed securities	139,765,445	336,084	2,259,080	137,842,449
	$151,162,429	$412,772	$2,337,285	$149,237,916

Held to maturity
State and municipal	$21,851,975	$1,020,877	$67,251	$22,805,601

December 31, 2020
Available for sale
State and municipal	$962,438	$24,094	$-	$986,532
SBA pools	1,822,226	-	38,419	1,783,807
Corporate bonds	6,692,156	108,172	2,897	6,797,431
Mortgage-backed securities	44,026,055	941,987	58,526	44,909,516
	$53,502,875	$1,074,253	$99,842	$54,477,286

Held to maturity
State and municipal	$23,078,519	$1,177,125	$10,858	$24,244,786

Contractual maturities, shown below, will differ from actual maturities because borrowers and issuers may          have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
December 31, 2021	cost	value	cost	value

Within one year	$499,903	$505,360	$-	$-
Over one to five years	3,894,465	3,949,948	799,343	812,955
Over five to ten years	5,583,846	5,542,397	2,046,291	2,211,802
Over ten years	-	-	19,006,341	19,780,844
	9,978,214	9,997,705	21,851,975	22,805,601
Mortgage-backed securities and SBA pools, due in monthly installments	141,184,215	139,240,211	-	-
	$151,162,429	$149,237,916	$21,851,975	$22,805,601

Securities with a carrying value of $14,307,989 and $34,958,212 as of December 31, 2021 and 2020, respectively, were          pledged as collateral for securities sold under repurchase agreements and other collateralized deposits.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

4.	Investment Securities (Continued)

The following table sets forth the Company's gross unrealized losses on a continuous basis for investment securities, by category and length of time.

December 31, 2021	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
Description of investments	Fair value	losses	Fair value	losses	Fair value	losses

State and municipal	$1,324,648	$35,720	$715,650	$31,531	$2,040,298	$67,251
SBA pools	-	-	1,133,398	22,664	1,133,398	22,664
Corporate bonds	5,443,886	55,541	-	-	5,443,886	55,541
Mortgage-backed securities	117,840,965	2,034,858	4,781,586	224,222	122,622,551	2,259,080
Total	$124,609,499	$2,126,119	$6,630,634	$278,417	$131,240,133	$2,404,536

December 31, 2020	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
Description of investments	Fair value	losses	Fair value	losses	Fair value	losses

State and municipal	$719,430	$10,858	$-	$-	$719,430	$10,858
SBA pools	-	-	1,783,807	38,419	1,783,807	38,419
Corporate bonds	502,754	2,897	-	-	502,754	2,897
Mortgage-backed securities	9,286,525	57,987	96,652	539	9,383,177	58,526
Total	$10,508,709	$71,742	$1,880,459	$38,958	$12,389,168	$110,700

Management has the ability and intent to hold securities classified as held to maturity until they mature, at which time the Company should receive full value for the securities. As of December 31, 2021, management did not have the intent to sell any of the securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased as well as other market conditions for each particular security based upon the structure and remaining principal balance. The fair values of the investment securities are expected to recover as the securities approach their maturity dates or repricing dates or if market yields for such investments decline. Based on the these factors, as of December 31, 2021, management believes the unrealized losses detailed in the table above are temporary and, accordingly, none of these unrealized losses have been recognized in the Company’s consolidated statement of income.

In 2021, the Company received proceeds of $1,263,845 from the call at a premium of available for sale investment securities. The Company realized a $9,190 gain on the call of the securities.

In 2020, the Company sold three available for sale securities totalling $2,025,000 with no gain or loss realized on the sale.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

5.	Related Party Transactions

Certain executive officers and directors of the Company, including members of their immediate families and companies in which they are significant owners (more than 10%), were indebted to the Company during 2021 and 2020. The loans were made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with borrowers who are not related to the Company. During the years ended December 31, 2021 and 2020, the activity of these loans was as follows:

	2021	2020

Balance, beginning of year	$14,558,882	$14,551,236
Additions	2,489,000	1,771,200
Amounts collected	(3,225,326)	(1,763,554)
Balance, end of year	$13,822,556	$14,558,882

Unused lines of credit to related parties totaled $143,000 and $330,515 at December 31, 2021 and 2020, respectively.

Deposits at the Company from related parties totaled $27,187,933 and $20,611,092 at December 31, 2021 and 2020, respectively.

Payments to companies controlled by directors totaled $40,754 in 2021 and $54,544 in 2020.

On March 31, 2021, a company of which one of the Company’s directors is a co-owner purchased from the Company for net proceeds of $1,359,613 real property that was acquired in the Merger and on which Carroll previously operated a branch. To finance the purchase of this real property, the Company made a loan to the buyer in the principal amount of approximately $1,096,000.

6.	Loans

Major categories of loans at December 31, 2021 and 2020 are as follows:

	2021	2020

Real estate:
Commercial	$319,185,116	$309,284,811
Construction and land development	28,221,854	33,641,916
Residential	107,436,033	121,327,761
Commercial	31,182,206	61,368,105
Consumer	355,958	288,454
	486,381,167	525,911,047
Less: Allowance for loan losses	3,650,268	3,296,538
Deferred origination fees net of costs	719,565	923,995
	$482,011,334	$521,690,514

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6.	Loans (Continued)

Commercial loans in the table above include $9.7 million and $32.1 million of Paycheck Protection Program (“PPP”) loans as of December 31, 2021 and December 31, 2020, respectively, which are 100% guaranteed by the Small Business Administration (“SBA”). $22 million were originated during 2021 compared to $38 million originated in 2020. A substantial portion of the PPP loans in the Company’s portfolio are expected to be forgiven by the SBA. During 2021, the Company collected approximately $1,037,000 in fees from the SBA in connection with the originations of the PPP loans compared to approximately $1,286,000 collected in 2020. The fees, net of related origination costs, are being recognized as interest income over the term of the loans using the straight-line method, with accelerated recognition when the loan pays off before maturity through SBA forgiveness or other means. During the year ended December 31, 2021, the Company recognized approximately $909,000 as interest income. As of December 31, 2021, approximately $271,000 of fees remain deferred. The majority is expected to be recognized in 2022.

Year-end nonaccrual loans, segregated by class of loans, were as follows:

	2021	2020

Real estate:
Commercial	$4,810,965	$4,407,829
Residential	31,500	220,967
Commercial	152,449	-
Total	$4,994,914	$4,628,796

At December 31, 2021, the Company had two nonaccrual commercial real estate loan totaling $4,810,965, one nonaccrual residential real estate loans totaling $31,500, and one commercial loan totaling $152,449. The real estate loans were secured by real estate and business assets and were personally guaranteed. The commercial loan was secured by business assets and was personally guaranteed. Gross interest income of $219,734 would have been recorded in 2021 if these nonaccrual loans had been current and performing in accordance with the original terms. The Company allocated $281,910 of its allowance for loan losses to these nonaccrual loans. The balance of the nonaccrual loans was net of charge-offs and a nonaccretable discount totaling $27,146 at December 31, 2021.

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

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6.	Loans (Continued)

An age analysis of past due loans, segregated by class of loans, as of year-end, is as follows:

			90 Days				Past Due 90
	30 - 59 Days	60 - 89 Days	or More	Total		Total	Days or More
	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing
December 31, 2021
Real estate:
Commercial	$-	$-	$502,961	$502,961	$318,682,155	$319,185,116	$-
Construction and land development	-	-	-	-	28,221,854	28,221,854	-
Residential	-	-	249,161	249,161	107,186,872	107,436,033	217,661
Commercial	-	-	415,690	415,690	30,766,516	31,182,206	263,241
Consumer	-	-	-	-	355,958	355,958	-
Total	$-	$-	$1,167,812	$1,167,812	$485,213,355	$486,381,167	$480,902

December 31, 2020
Real estate:
Commercial	$182,656	$-	$-	$182,656	$309,102,155	$309,284,811	$-
Construction and land development	-	-	-	-	33,641,916	33,641,916	-
Residential	24,591	-	220,967	245,558	121,082,203	121,327,761	-
Commercial	-	-	-	-	61,368,105	61,368,105	-
Consumer	-	-	-	-	288,454	288,454	-
Total	$207,247	$-	$220,967	$428,214	$525,482,833	$525,911,047	$-

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6.	Loans (Continued)

Year-end impaired loans, segregated by class of loans, are set forth in the following table:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded	Interest
	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
December 31, 2021
Commercial real estate	$6,820,932	$6,317,971	$502,961	$6,820,932	$129,461	$6,740,539	$125,079
Construction and land development	-	-	-	-	-	-	-
Residential real estate	39,228	39,228	-	39,228	-	41,981	1,672
Commercial	152,449	-	152,449	152,449	152,449	76,225	69,005
	$7,012,609	$6,357,199	$655,410	$7,012,609	$281,910	$6,858,744	$195,756

December 31, 2020
Commercial real estate	$6,660,145	$6,660,145	$-	$6,660,145	$-	$4,372,567	$345,570
Residential real estate	44,733	44,733	-	44,733	-	47,935	2,139
	$6,704,878	$6,704,878	$-	$6,704,878	$-	$4,420,502	$347,709

Impaired loans include certain loans that have been modified in TDRs where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company's loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance, or other actions. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower's sustained repayment performance for a reasonable period, generally six months.

At December 31, 2021, the Company had one commercial real estate loan totaling $2,009,967 and one residential loan totaling $39,228 classified as TDRs. Both loans are included in impaired loans above. Each loan is paying as agreed. Neither loan has defaulted nor have there been charge-offs or allowances associated with the two loans. There were no new TDRs in 2021.

At December 31, 2020, the Company had two commercial real estate loans totaling $2,252,316 and one residential loan totaling $44,733 classified as TDRs. One of the commercial real estate loans with a principal balance of $182,656 was restructured as a TDR during 2020. All three loans are included in impaired loans above. Each loan is paying as agreed. None of the loans have defaulted and there have been no charge-offs or allowances associated with these three loans.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6.	Loans (Continued)

Section 4013 of the U.S. Government’s Coronavirus Aid, Relief, and Economic Security Act allowed financial institutions to suspend application of certain current TDRs accounting guidance under ASC 310-40 for loan modifications related to the COVID-19 pandemic made between March 1, 2020 and the earlier of January 1, 2022 or 60 days after the end of the COVID-19 national emergency, provided certain criteria are met. This relief could be applied to loan modifications for borrowers that were not more than 30 days past due as of December 31, 2019 and that defer or delay the payment of principal or interest, or change the interest rate on the loan. In April 2020, federal and state banking regulators issued the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus to provide further interpretation of when a borrower is experiencing financial difficulty, specifically indicating that if the modification is either short-term (e.g., six months) or mandated by a federal or state government in response to the COVID-19 pandemic, the borrower is not experiencing financial difficulty under ASC 310-40. The Company continues to prudently work with borrowers negatively impacted by the COVID-19 pandemic while managing credit risks and recognizing appropriate allowance for loan losses on its loan portfolio. As of December 31, 2021, one loan totalling $4.3 million, or 1% of the Company’s loan portfolio, was operating under a deferral. This loan was not classified as a TDR as of December 31, 2021 because it met the criteria discussed above.

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

A description of the general characteristics of loans characterized as watch list or classified is as follows:

Pass/Watch

Loans graded as Pass/Watch reflect above-average risk. The loans warrant closer scrutiny by management than is routine, due to circumstances affecting the borrower, the borrower's industry, or the overall economic environment. Borrowers may reflect weaknesses such as inconsistent or weak earnings, break even or moderately deficit cash flow, thin liquidity, minimal capacity to increase leverage, or volatile market fundamentals or other industry risks. Such loans are typically secured by acceptable collateral, at or near appropriate margins, with realizable liquidation values.

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

Loans by credit grade, segregated by loan type, at year-end, are as follows:

		Above			Pass	Special
December 31, 2021	Excellent	average	Average	Acceptable	watch	mention	Substandard	Doubtful	Total

Real estate:
Commercial	$-	$1,225,732	$73,924,748	$146,174,439	$82,018,890	$3,345,788	$12,495,519	$-	$319,185,116
Construction and land development	-	-	3,853,775	12,452,257	9,973,457	1,942,365	-	-	28,221,854
Residential	41,152	708,162	46,358,477	48,295,430	9,570,815	-	2,461,997	-	107,436,033
Commercial	9,774,570	-	5,292,721	12,585,396	3,377,070	-	152,449	-	31,182,206
Consumer	5,813	168,037	147,903	2,280	11,298	-	-	20,627	355,958
	$9,821,535	$2,101,931	$129,577,624	$219,509,802	$104,951,530	$5,288,153	$15,109,965	$20,627	$486,381,167

		Above			Pass	Special
December 31, 2020	Excellent	average	Average	Acceptable	watch	mention	Substandard	Doubtful	Total

Real estate:
Commercial	$-	$2,010,472	$96,178,011	$87,860,036	$108,045,730	$5,951,177	$9,239,385	$-	$309,284,811
Construction and land development	-	-	2,962,300	15,944,499	13,168,844	-	1,566,273	-	33,641,916
Residential	36,285	1,026,824	63,811,389	40,947,548	12,579,311	-	2,926,404	-	121,327,761
Commercial	32,088,058	-	10,037,516	13,532,170	5,710,361	-	-	-	61,368,105
Consumer	13,729	109,955	131,171	6,671	15,663	-	-	11,265	288,454
	$32,138,072	$3,147,251	$173,120,387	$158,290,924	$139,519,909	$5,951,177	$13,732,062	$11,265	$525,911,047

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6.	Loans (Continued)

The following tables detail activity in the allowance for loan losses by portfolio for the years ended December 31, 2021 and 2020. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

						Allowance for loan losses ending			Outstanding loan balances
		Provision				balance evaluated for impairment:			evaluated for impairment:
	Beginning	for loan	Charge		Ending	Purchase Credit			Purchase Credit
December 31, 2021	balance	losses	offs	Recoveries	balance	Individually	Impaired	Collectively	Individually	Impaired	Collectively

Real estate:
Commercial	$2,230,129	$241,301	$-	$11,500	$2,482,930	$129,461	$-	$2,353,469	$6,820,932	$56,825	$312,307,359
Construction and land development	201,692	(3,345)	-	16,200	214,547	-	-	214,547	-	383,666	27,838,188
Residential	644,639	(22,111)	(18,970)	-	603,558	-	-	603,558	39,228	568,151	106,828,654
Commercial	111,390	129,023	-	15,000	255,413	152,449	-	102,964	152,449	-	31,029,757
Consumer	2,138	2,232	-	-	4,370	-	-	4,370	-	-	355,958
Unallocated	106,550	(17,100)	-	-	89,450	-	-	89,450	-	-	-
	$3,296,538	$330,000	$(18,970)	$42,700	$3,650,268	$281,910	$-	$3,368,358	$7,012,609	$1,008,642	$478,359,916

						Allowance for loan losses ending			Outstanding loan balances
		Provision				balance evaluated for impairment:			evaluated for impairment:
	Beginning	for loan	Charge		Ending	Purchase Credit			Purchase Credit
December 31, 2020	balance	losses	offs	Recoveries	balance	Individually	Impaired	Collectively	Individually	Impaired	Collectively

Real estate:
Commercial	$1,763,861	$418,806	$-	$47,462	$2,230,129	$-	$-	$2,230,129	$6,660,245	$151,453	$302,473,113
Construction and land development	192,828	(5,536)	-	14,400	201,692	-	-	201,692	-	1,566,174	32,075,742
Residential	478,124	166,515	-	-	644,639	-	-	644,639	215,230	595,433	120,517,098
Commercial	107,782	(12,353)	-	15,961	111,390	-	-	111,390	-	-	61,368,105
Consumer	4,133	(1,995)	-	-	2,138	-	-	2,138	-	-	288,454
Unallocated	46,987	59,563	-	-	106,550	-	-	106,550	-	-	-
	$2,593,715	$625,000	$-	$77,823	$3,296,538	$-	$-	$3,296,538	$6,875,475	$2,313,060	$516,722,512

The following table provides activity for the accretable credit discount of purchased loans:

Balance at December 31, 2020	$2,250,232
Transfer to accretable	460,413
Accretion	(1,081,403)
Balance at December 31, 2021	$1,629,242

During 2020, accretion of $227,768 was recorded.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6.	Loans (Continued)

At December 31, 2021, the nonaccretable discount on purchased credit impaired loans was $466,587, a decrease of $460,413 from December 31, 2020 as a result of a transfer to accretable. At December 31, 2021, the accretable discount on purchased credit impaired loans was $140,608 after the accretion of $319,805. At December 31, 2021, the remaining yield premium on purchased loans was $1,405,133. Yield premium amortization was $718,875 and $214,992 in 2021 and 2020, respectively. At December 31, 2021, the principal balance of purchased loans was $101,209,577 and the carrying value was $100,518,881.

At December 31, 2021, there was one residential real estate loan with a carrying value of $31,500 in the process of foreclosure.

Loans having an aggregate balance of approximately $111.5 million were pledged as collateral to the FHLB as of December 31, 2021. Loans having an aggregate balance of approximately $55.4 million were pledged as collateral to the Federal Reserve Bank of Richmond (the “FRB”) as of December 31, 2021. At December 31, 2021 and 2020, the Company serviced participation loans for others totaling $22.1 and $21.0 million, respectively.

The Company makes loans to customers located primarily in Baltimore County and Carroll County, Maryland and in surrounding areas of northern Maryland. Although management believes that the loan portfolio is diversified, many loans are secured by real estate and its performance          will be influenced by the economy of the region, including local real estate markets.

7.	Premises and Equipment

A summary of premises and equipment is as follows:

	Useful lives (in years)			2021	2020

Land and improvements		-		$2,602,998	$3,237,998
Buildings and improvements	15	-	39	6,302,622	6,989,622
Furniture and equipment	3	-	10	4,752,133	4,509,439
				13,657,753	14,737,059
Accumulated depreciation and amortization				7,398,332	7,000,503
				$6,259,421	$7,736,556

Depreciation and amortization expense				$434,434	$371,646

On March 31, 2021, the Company sold for net proceeds of $1,359,613 of real property. The carrying value of the land, building, and furniture and equipment at the time of the sale was $1,322,000, resulting in a gain of $37,613.

Software with a net book value of $118,614 and $155,122 as of December 31, 2021 and 2020, respectively, is included in other assets. Amortization expense of $36,509 and $44,135 was recorded in 2021 and 2020, respectively.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

8.	Goodwill and Other Intangibles

The Merger in October of 2020 resulted in the recording of goodwill and core deposit intangible (“CDI”). The following table presents the changes in both assets:

	Goodwill	CDI	Total

Balance at December 31, 2019	$-	$-	$-
Acquired during the year	6,978,208	83,282	7,061,490
Amortization	-	(2,082)	(2,082)
Adjustments	-	-	-
Balance at December 31, 2020	6,978,208	81,200	7,059,408
Acquired during the year	-	-	-
Amortization	-	(8,328)	(8,328)
Adjustments	-	-	-
Balance at December 31, 2021	$6,978,208	$72,872	$7,051,080

The CDI is being amortized over 10 years on a straight line basis. Annual amortization will be $8,328 per year and $6,246 in year 10. Since the Merger was a tax-free reorganization, goodwill and CDI are not deductible for income tax purposes.

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

The following table shows operating lease right of use assets and operating lease liabilities as of December 31, 2021:

	Consolidated Balance
	Sheet classification	December 31, 2021	December 31, 2020
Operating lease right of use asset	Other assets	$1,093,382	$1,242,832
Operating lease liabilities	Other liabilities	1,311,570	1,443,966

Operating lease cost included in occupancy expense in the statement of income was $191,913 during 2021 and $195,106 during 2020.

Future undiscounted lease payments for operating leases with initial terms of one year or more as of December 31, 2021 are as follows:

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

9.	Commitments and Contingencies (continued)

Year	Amount

2022	$181,784
2023	187,951
2024	193,443
2025	199,107
2026	204,952
Thereafter	492,394
Total lease payments	1,459,631
Less imputed interest	(148,061)
Present value of operating lease liabilities	$1,311,570

For operating leases as of December 31, 2021, the weighted average remaining lease term is 7.52 years and the weighted average discount rate is 3.25%. During the years ended December 31, 2021 and 2020, cash paid for amounts included in the measurement of lease liabilities was $174,860 and $161,046, respectively.

Credit Commitments

Outstanding loan commitments, unused lines of credit, and letters of credit as of December 31, were as follows:

	2021	2020

Loan commitments
Construction and land development	$6,810,353	$4,668,250
Commercial	630,000	1,000,000
Commercial real estate	23,552,400	15,772,020
Residential	3,804,617	4,668,750
	$34,797,370	$26,109,020

Unused lines of credit
Home-equity lines	$12,707,519	$13,716,894
Commercial lines	28,828,911	23,996,679
	$41,536,430	$37,713,573

Letters of credit	$1,470,742	$1,891,428

Loan commitments and lines of credit are agreements to lend to a customer as long as there is no violation of any condition to the contract. Loan commitments generally have interest rates at current market amounts, fixed expiration dates, and may require payment of a fee. Lines of credit generally have variable interest rates. Such lines do not necessarily represent future cash requirements because it is unlikely that all customers will draw upon their lines in full at any time. Letters of credit are commitments issued to guarantee the performance of a customer to a third party.

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

Insurance Reserves

The Insurance Subsidiary insures risks of the Bank (primarily professional liability) that are not available in typical commercially available policies. In addition, the Insurance Subsidiary, as one protected cell of a protected cell captive insurance company (“CIC”), is responsible for a portion of all claims filed by the other protected cells in the CIC. The Company records liabilities for claims incurred but not reported based on historical loss information and claim emergence patterns. Total liabilities related to Insurance Subsidiary claims at December 31, 2021 and 2020 were $390,171 and $315,419, respectively, and are included in other liabilities in the Consolidated Balance Sheet.

10.	Retirement Plans

The Company has a profit sharing plan qualifying under Section 401(k) of the Internal Revenue Code. All employees age 21 or more with six months of service are eligible for participation in the plan. The Company matches employee contributions up to 4% of total compensation and may make additional discretionary contributions. Employee and employer contributions are 100% vested when made. The Company's contributions to this plan were $259,042 and $237,612 for 2021 and 2020, respectively.

The Company has entered into agreements with 12 employees to provide certain life insurance benefits payable in connection with policies of life insurance on those employees that are owned by the Company. Each of the agreements provides for the amount of death insurance benefits to be paid to beneficiaries of the insured. Some of the policies provide benefits subsequent to the employee’s employment with the Company. For this plan, the Company expensed $6,643 and $6,356 in 2021 and 2020, respectively.

The Company adopted supplemental executive retirement plans for three of its executives. The plans provide cash compensation to the executive officers under certain circumstances, including a separation of service. The benefits vest over the period from adoption to a specified age for each executive. The Company recorded expenses, including interest, of $168,129 and $207,858 in 2021 and 2020, respectively, for these plans.

Retirement plan expenses are included in employee benefits on the Consolidated Statements of Income.

11.	Interest-Bearing Deposits

Major classifications of interest-bearing deposits are as follows:

	2021	2020

NOW	$130,486,845	$107,763,512
Money market	90,994,339	83,740,032
Savings	99,959,988	80,890,934
Certificates of deposit, greater than $250,000	34,697,273	38,700,152
Other time deposits	146,100,610	159,151,804
	$502,239,055	$470,246,434

As of December 31, 2021, certificates of deposit mature as follows:

Year	Amount

2022	$134,504,155
2023	33,911,560
2024	6,968,424
2025	1,486,784
2026	3,926,960
$180,797,883

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

12.	Borrowed Funds

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

On September 30, 2020, Farmers and Merchants Bancshares, Inc. borrowed $17,000,000 from First Horizon Bank (“FHN”) to be used, on October 1, 2020, to fund a portion of the merger consideration paid in the Merger. Net of issuance costs of $28,126, the proceeds of the net long-term debt were $16,971,874. The loan matures on September 30, 2025. The interest rate on the loan is fixed at 4.10%. The Company made quarterly interest-only payments through October 1, 2021. During the remaining term of the loan, the Company is required to make quarterly interest and principal payments of approximately $646,472, which is based on a nine-year straight-line amortization schedule. The remaining balance of approximately $9,916,667 will be due at maturity. To secure its obligations under this loan, the Company pledged all of its shares of common stock of the Bank to the lender.

Additional information is as follows:

	2021	2020

Amounts outstanding at year-end:
Securities sold under repurchase agreements	$5,414,026	$24,753,972

Federal Home Loan Bank advances:
Maturity date	Interest Rate	Amount
3/30/2025	1.00%	5,000,000	5,000,000

Long-term debt (net of isuuance costs):
Maturity date	Interest Rate	Amount
9/30/2025	4.10%	16,978,905	16,973,280

Weighted average rate paid at December 31:
Securities sold under repurchase agreements		0.31%	0.61%
Federal Home Loan Bank advances		1.00%	1.00%
Long-term debt		4.10%	4.10%

Average rate paid during the year ended December 31:
Securities sold under repurchase agreements		0.43%	1.15%
Federal Home Loan Bank advances		1.01%	0.84%
Long-term debt		4.10%	4.10%

Investment securities underlying the repurchase agreements at December 31: Carrying value		$7,062,928	$34,958,212

Loans pledged to the Federal Home Loan Bank at December 31: Carrying value - loans		$111,547,027	$115,282,801

Loans pledged to the Federal Reserve Bank at December 31: Carrying value		$55,399,031	$76,027,628

The Company is approved to borrow approximately $83.0 million against eligible pledged single family residential loans, eligible pledged multi-family loans, eligible pledged commercial loans, and eligible pledged securities under a secured line of credit with the FHLB. In addition, the Company has a facility with the FRB whereby the Company can borrow up to $25.3 million. The Company also has available an unsecured federal funds line of credit of $14.5 million and a secured federal funds line of credit of $9 million from commercial banks.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

13.	Income Taxes

The components of income tax expense are as follows:

	2021	2020
Current
Federal	$1,798,535	$387,193
State	794,348	251,349
	2,592,883	638,542
Deferred	(160,070)	(151,331)
	$2,432,813	$487,211

The components of the deferred tax expense are as follows:

	2021	2020
Depreciation	$8,291	$(18,006)
Provision for loan losses	(141,488)	(171,984)
Other real estate owned allowance for loss	(46,561)	-
Nonaccrual interest	(83,961)	(2,752)
Prepaid captive insurance premium	(14,375)	76,855
Write-down of equity securities	(4,227)	2,893
Lease liability, net of right of use asset	(4,693)	(9,372)
Purchase accounting adjustments	175,037	29,982
Post-retirement benefits	(48,093)	(58,947)
	$(160,070)	$(151,331)

The components of the net deferred tax asset are as follows:

	2021	2020
Deferred tax assets
Allowance for loan losses	$951,348	$809,860
Other real estate owned allowance for loss	434,628	388,066
Capital loss carryover	5,300	5,300
Nonaccrual interest	88,581	4,620
Post-retirement benefits	651,482	603,390
Purchase accounting adjustments	235,142	392,341
Unrealized loss on securities available for sale	468,726	-
Lease liability, net of right of use asset	60,040	55,347
	2,895,247	2,258,924
Deferred tax liabilities
Prepaid captive insurance premium	357,518	371,894
Depreciation	348,900	322,770
Unrealized gain on securities available for sale	-	328,986
Other	11,379	15,606
	717,797	1,039,256
Net deferred tax asset	$2,177,450	$1,219,668

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

13.	Income Taxes (continued)

The differences between the federal income tax rate in effect each year and the effective tax rate for the Company are reconciled as follows:

	2021	2020
Statutory federal income tax rate	21.0%	21.0
Increase (decrease) resulting from:
Federal tax-exempt income	(4.4)	(12.3)
State income taxes, net of federal income tax benefit	5.8	4.5
Nondeductible expenses	-	2.2
Other	0.6	-
	23.0%	15.4

Included in Federal tax-exempt income is the insurance premium revenue of the Insurance Subsidiary.

The IRS recently audited our fiscal year 2016, 2017, and 2018 U.S. consolidated federal tax returns. As part of its audits, the IRS reviewed the deductions related to, and the income generated by, the Insurance Subsidiary. Following the completion of these audits, the IRS notified the Company that it disagrees with our tax treatment of the Insurance Subsidiary. The Company plans to appeal the determination. If we do not prevail in our appeal to this decision, then we could be required to pay taxes, interest, and penalties totaling approximately $3.0 million as of December 31, 2021 for the tax years under audit. Management believes that it is more than likely that the Company will prevail in our appeal of the IRS’s audit findings and, therefore, a reserve for uncertain tax positions has not been recorded.

The Company does not have other material uncertain tax positions and did not recognize any adjustments for unrecognized tax benefits. The Company remains subject to examination of income tax returns for the years ending after December 31, 2018.

14.	Capital Standards

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional, discretionary actions by the regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off‑balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

On September 17, 2019, the FDIC finalized a rule that introduces an optional simplified measure of capital adequacy for qualifying community banking organizations (i.e., the community bank leverage ratio (“CBLR”) framework), as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework.

On April 6, 2020, in a joint statement, the FDIC, Federal Reserve and the Office of Comptroller of the Currency (“OCC”), issued two interim final rules regarding temporary changes to the CBLR framework to implement provisions of the CARES Act. Under the interim final rules, the community bank leverage ratio was reduced to 8% beginning in the second quarter and for the remainder of calendar year 2020, 8.5% for calendar year 2021, and 9% thereafter. In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio of greater than 8%, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations and will not be required to report or calculate risk-based capital. The Company has not opted-in to the CBLR framework.

The following table presents actual and required capital ratios as of December 31, 2021 and 2020, for the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2021 and 2020, based on the phase-in provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

14.	Capital Standards (continued)

As of December 31, 2021 the most recent notification from the FDIC has categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain ratios as set forth in the table. There have been no conditions or events since that notification that management believes have changed the Bank's category. Capital ratios of the Company are substantially the same as the Bank’s.

The FDIC, through formal or informal agreement, has the authority to require an institution to maintain higher capital ratios than those provided by statute, to be categorized as well capitalized under the regulatory framework for prompt corrective action. The following table presents actual and required capital ratios as of December 31, 2021 and 2020, for the Bank under the Basel III Capital Rules.

			Minimum		To Be Well
(Dollars in thousands)	Actual		Capital Adequacy		Capitalized
December 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$69,957	13.24%	$55,471	10.50%	$52,830	10.00%
Tier 1 capital (to risk-weighted assets)	66,307	12.55%	44,905	8.50%	42,264	8.00%
Common equity tier 1 (to risk- weighted assets)	66,307	12.55%	36,981	7.00%	34,339	6.50%
Tier 1 leverage (to average assets)	66,307	9.27%	28,614	4.00%	35,767	5.00%

			Minimum		To Be Well
(Dollars in thousands)	Actual		Capital Adequacy		Capitalized
December 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$63,400	12.62%	$52,732	10.50%	$50,221	10.00%
Tier 1 capital (to risk-weighted assets)	60,104	11.97%	42,688	8.50%	40,177	8.00%
Common equity tier 1 (to risk- weighted assets)	60,104	11.97%	35,155	7.00%	32,644	6.50%
Tier 1 leverage (to average assets)	60,104	9.05%	26,569	4.00%	33,211	5.00%

15.	Fair Value

Accounting standards define fair value as the price that would be received upon the sale of an asset or paid upon the transfer of a liability in an orderly transaction between market participants (an “exit” price). The price in the principal market used to measure the fair value of the asset or liability is not adjusted for transaction costs. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

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

The following table summarizes financial assets measured at fair value on a recurring and nonrecurring basis as of December 31, 2021 and 2020, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Carrying Value:
	Level 1	Level 2	Level 3	Total
December 31, 2021
Recurring:
Available for sale securities
State and municipal	$-	$763,498	$-	$763,498
SBA pools	-	1,397,762	-	1,397,762
Corporate bonds	-	8,584,207	650,000	9,234,207
Mortgage-backed securities	-	137,842,449	-	137,842,449
	$-	$148,587,916	$650,000	$149,237,916

Equity security at fair value	$543,605	$-	$-	$543,605
Nonrecurring:
Other real estate owned, net	$-	$-	$1,242,365	$1,242,365
Impaired loans	-	-	373,500	373,500

December 31, 2020
Recurring:
Available for sale securities
State and municipal	$-	$986,532	$-	$986,532
SBA pools	-	1,783,807	-	1,783,807
Corporate bonds	-	6,697,431	100,000	6,797,431
Mortgage-backed securities	-	44,909,516	-	44,909,516
	$-	$54,377,286	$100,000	$54,477,286

Equity security at fair value	$552,566	$-	$-	$552,566
Nonrecurring:
Other real estate owned, net	$-	$-	$1,411,605	$1,411,605

Reconciliation of Level 3 Inputs

Corporate
Bonds

December 31, 2020 fair value	$100,000
Additions	650,000
Principal payments received	(100,000)
December 31, 2021 fair value	$650,000

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

15.	Fair Value (continued)

The estimated fair value of financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of the valuation inputs were as follows:

	December 31, 2021		December 31, 2020
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets
Level 1 inputs
Cash and cash equivalents	$26,462,106	$26,462,106	$40,975,670	$40,975,670
Level 2 inputs
Certificates of deposit in other banks	350,000	350,000	850,000	850,000
Accrued interest receivable	1,609,063	1,609,063	2,057,491	2,057,491
Securities held to maturity	21,851,975	22,805,601	19,904,059	21,070,326
Mortgage loans held for sale	126,500	128,829	1,673,350	1,705,781
Restricted stock, at cost	675,400	675,400	900,500	900,500
Bank owned life insurance	11,556,163	11,556,163	11,297,342	11,297,342
Level 3 inputs
Securities held to maturity	3,073,040	3,073,040	3,174,460	3,174,460
Loans, net	482,011,334	487,012,970	521,690,514	527,132,047

Financial liabilities
Level 1 inputs
Noninterest-bearing deposits	$124,175,615	$124,175,615	$103,155,113	$103,155,113
Securities sold under repurchase agreements	5,414,026	5,414,026	24,753,972	24,753,972
Level 2 inputs
Interest-bearing deposits	502,239,055	502,396,172	470,246,434	474,096,434
Federal Home Loan Bank advances	5,000,000	4,967,000	5,000,000	5,136,000
Long-term debt	16,978,905	17,298,111	16,973,280	17,018,416
Accrued interest payable	295,910	295,910	409,622	409,622

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

16.	Parent Company Financial Information

The condensed financial statements for the Company (parent only) are presented below:

Balance Sheets

December 31,	2021	2020

Assets

Cash and cash equivalents	$930,354	$200,925
Investment in subsidiaries	72,662,265	68,645,516
Other assets	185,866	36,380
	$73,778,485	$68,882,821

Liabilities and Stockholders' Equity

Long-term debt	$16,978,905	$16,973,280
Accrued interest payable	178,122	180,058
	17,157,027	17,153,338
Stockholders' equity
Common stock, par value $.01 per share, authorized 5,000,000 shares; issued and outstanding 3,037,137 in 2021 and 3,011,255 shares in 2020	30,372	30,113
Additional paid-in capital	28,857,422	28,294,139
Retained earnings	29,128,600	22,698,954
Accumulated other comprehensive income	(1,394,936)	706,277
	56,621,458	51,729,483
	$73,778,485	$68,882,821

Statements of Income

Years Ended December 31,	2021	2020

Income
Cash dividends from subsidiaries	$2,595,000	$9,452,045
Total income	2,595,000	9,452,045

Interest expense - long-term debt	(712,306)	(181,465)
Noninterest expense	(537)	(521)

Income before income taxes and equity in undistributed income of subsidiaries	1,882,157	9,270,059
Income taxes (benefit)	(149,486)	(37,812)
Income before before equity in undistributed income of subsidiaries	2,031,643	9,307,871
Dividends in excess of income of bank subsidiary	-	(6,759,815)
Dividends in excess of income of insurance subsidiary	(100,019)	-
Equity in undistributed income of bank subsidiary	6,217,982	-
Equity in undistributed income of insurance subsidiary	-	133,947
Net Income	$8,149,606	$2,682,003

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

16.	Parent Company Financial Information (continued)

Statements of Cash Flows

Years Ended December 31,	2021	2020

Cash flows from operating activities
Net Income	$8,149,606	$2,682,003
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of insurance subsidiary	-	(133,947)
Equity in undistributed income of bank subsidiary	(6,217,982)	-
(Decrease) increase in accrued interest payable	(1,935)	180,058
Amortization of debt issuance costs	5,625	1,406
Income tax receivable	(149,486)	(37,812)
Dividend received in excess of income of insurance subsidiary	100,019	-
Dividend received in excess of income of bank subsidiary	-	6,759,815
Cash provided by operating activities	1,885,847	9,451,523

Cash flows from investing activities
Contribution of capital to subsidiaries	-	(690,000)
Acquisition of Carroll Bancorp, Inc. net of cash acquired	-	(24,526,935)
Cash used by investing activities	-	(25,216,935)

Cash flows from financing activities
Long-term debt	-	16,971,874
Dividends paid, net of reinvestments	(1,156,418)	(1,069,689)
Cash provided by (used in) financing activities	(1,156,418)	15,902,185

Net increase in cash and cash equivalents	729,429	136,773

Cash and cash equivalents at beginning of period	200,925	64,152
Cash and cash equivalents at end of period	$930,354	$200,925

The accompanying notes are an integral part of these consolidated financial statements.

17.	Litigation

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

An evaluation of the effectiveness of these disclosure controls as of December 31, 2021 was carried out under the supervision and with the participation of the Company’s management, including the PEO and the PFO. Based on that evaluation, the Company’s management, including the PEO and the PFO, has concluded that the Company’s disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the fourth quarter of 2021, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has performed an evaluation and testing of the Company’s internal control over financial reporting as of December 31, 2021. Management’s report on the Company’s internal control over financial reporting is included on the following page. The Company’s is a “smaller reporting company” as defined by Rule 12b-2 under the Exchange Act and, accordingly, its independent registered public accounting firm is not required to attest to the foregoing management report.

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

Management assessed the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2021 based upon criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment and on the foregoing criteria, management has concluded that, as of December 31, 2021, the Bank’s internal control over financial reporting is effective.

March 11, 2022

/s/James R. Bosley, Jr.	/s/Mark C. Krebs
James R. Bosley, Jr.	Mark C. Krebs
President & Chief Executive Officer	Executive Vice President & Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION.

N/A

PART II

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

All other information required by this item is incorporated herein by reference to the following sections of the Company’s definitive proxy statement for the 2022 annual meeting of stockholders that will be filed by April 30, 2022 with the SEC pursuant to Regulation 14A (the “2022 Proxy Statement”):

●	ELECTION OF DIRECTORS (Proposal 1);
●	CONTINUING DIRECTORS;
●	QUALIFICATIONS FOR DIRECTOR NOMINEES AND CURRENT DIRECTORS;
●	EXECUTIVE OFFICERS;
●	DELINQUENT SECTION 16(a) REPORTS; and
●	CORPORATE GOVERNANCE (under “Committees of the Board of Directors - Audit Committee”).

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the sections of the 2022 Proxy Statement entitled “DIRECTOR COMPENSATION” and “EXECUTIVE COMPENSATION”.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company has not adopted or implemented any equity compensation plans or arrangements.

All other information required by this item is incorporated herein by reference to the section of the 2022 Proxy Statement entitled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT”.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the sections of the 2022 Proxy Statement entitled “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” and “CORPORATE GOVERNANCE MATTERS” (under “Director Independence”).

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section of the 2022 Proxy Statement entitled “AUDIT FEES AND SERVICES”.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1), (2) and (c) Financial Statements.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2021 and 2020

Consolidated Statements of Income for the years ended December 31, 2021 and 2020

Consolidated Statement of Comprehensive Income for the years ended December 31, 2021 and 2020

Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2021 and 2020

Consolidated Statement of Cash Flows for the years ended December 31, 2021 and 2020

Notes to Consolidated Financial Statements for the years ended December 31, 2021 and 2020

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

10.6	Severance Agreement, dated as of February 19, 2013, between Farmers and Merchants Bank and Mark C. Krebs (filed herewith)

10.7	First Amendment to Severance Agreement, dated as of November 15, 2022, between Farmers and Merchants Bank and Mark C. Krebs (filed herewith)

21	Subsidiaries (filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)

31.1	Certifications of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certifications of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)

101	Inline Interactive Data Files pursuant to Rule 405 of Regulation S-T (filed herewith)

104

The cover page of Farmers and Merchants Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL, included within the Exhibit 101 attachments (filed herewith).

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FARMERS AND MERCHANTS BANCSHARES, INC.

Dated: March 11, 2022	By:	/s/ James R. Bosley, Jr.
James R. Bosley, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ James R. Bosley, Jr	/s/ Roger D. Cassell
James R. Bosley, Jr., Director, President	Roger D. Cassell, Director
and Chief Executive Officer	March 11, 2022
(Principal Executive Officer)
March 11, 2022

/s/ Steven W. Eline	/s/ Edward A. Halle, Jr.
Steven W. Eline, Director	Edward A. Halle, Jr., Director
March 11, 2022	March 11, 2022

/s/ Ronald W. Hux	/s/ Mark C. Krebs
Ronald W. Hux, Director	Mark C. Krebs, Treasurer and Chief Financial Officer
March 11, 2022	(Principal Financial Officer and Principal Accounting Officer)
March 11, 2022

/s/ Bruce L. Schindler	/s/ J. Lawrence Mekulski
Bruce L. Schindler, Director	J. Lawrence Mekulski, Director
March 11, 2022	March 11, 2022

/s/ Teresa L. Smack	/s/ John J. Schuster, Jr.
Teresa L. Smack, Director	John J. Schuster, Jr., Director
March 11, 2022	March 11, 2022

/s/ Louna S. Primm	/s/ Paul F. Wooden, Jr.
Louna S. Primm, Director	Paul F. Wooden, Jr., Director
March 11, 2022	March 11, 2021