Form 10-Q
period 2022-03-31
Farmers & Merchants Bancshares, Inc.
filed 2022-05-13
CIK 1698022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2022

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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,037,137 as of May 12, 2022.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Table of Contents

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31,	December 31,
	2022	2021*
	(Unaudited)
Assets

Cash and due from banks	$26,506,362	$25,258,932
Federal funds sold and other interest-bearing deposits	632,831	1,203,174
Cash and cash equivalents	27,139,193	26,462,106
Certificates of deposit in other banks	350,000	350,000
Securities available for sale, at fair value	145,716,435	149,237,916
Securities held to maturity, at cost	21,343,559	21,851,975
Equity security at fair value	518,091	543,605
Restricted stock, at cost	695,000	675,400
Mortgage loans held for sale	285,000	126,500
Loans, less allowance for loan losses of $3,654,318 and $3,650,268	483,908,857	482,011,334
Premises and equipment, net	6,268,709	6,259,421
Accrued interest receivable	1,562,014	1,609,063
Deferred income taxes, net	4,632,138	2,177,450
Other real estate owned, net	1,242,365	1,242,365
Bank owned life insurance	11,609,153	11,556,163
Goodwill and other intangibles, net	7,048,998	7,051,080
Other assets	5,604,129	5,522,877
	$717,923,641	$716,677,255

Liabilities and Stockholders' Equity

Deposits
Noninterest-bearing	$132,629,508	$124,175,615
Interest-bearing	501,151,145	502,239,055
Total deposits	633,780,653	626,414,670
Securities sold under repurchase agreements	4,083,707	5,414,026
Federal Home Loan Bank of Atlanta advances	5,000,000	5,000,000
Long-term debt, net of issuance costs	16,553,090	16,978,905
Accrued interest payable	276,573	295,910
Other liabilities	6,023,131	5,952,286
	665,717,154	660,055,797
Stockholders' equity
Common stock, par value $.01 per share, authorized 5,000,000 shares; issued and outstanding 3,037,137 in 2022 and 2021	30,372	30,372
Additional paid-in capital	28,857,422	28,857,422
Retained earnings	31,179,402	29,128,600
Accumulated other comprehensive loss	(7,860,709)	(1,394,936)
	52,206,487	56,621,458
	$717,923,641	$716,677,255

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

* derived from audited financial statements

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three months ended
	March 31,
	2022	2021

Interest income
Loans, including fees	$5,683,362	$5,984,657
Investment securities - taxable	644,461	211,224
Investment securities - tax exempt	149,487	160,574
Federal funds sold and other interest earning assets	12,415	14,137
Total interest income	6,489,725	6,370,592

Interest expense
Deposits	338,560	595,520
Securities sold under repurchase agreements	3,251	13,511
Federal Home Loan Bank advances and other borrowings	183,825	188,106
Total interest expense	525,636	797,137
Net interest income	5,964,089	5,573,455

Provision for loan losses	-	120,000

Net interest income after provision for loan losses	5,964,089	5,453,455

Noninterest income
Service charges on deposit accounts	181,466	159,191
Mortgage banking income	122,688	256,267
Bank owned life insurance income	52,990	70,119
Fair value adjustment on equity security	(26,817)	(8,669)
Gain on sale of SBA loans	93,600	-
Gain on premium call of debt security	-	8,569
Other fees and commissions	71,880	71,468
Total noninterest income	495,807	556,945

Noninterest expense
Salaries	1,740,395	1,626,338
Employee benefits	511,792	472,888
Occupancy	228,427	250,212
Furniture and equipment	214,615	196,683
Other	1,104,369	849,003
Total noninterest expense	3,799,598	3,395,124

Income before income taxes	2,660,298	2,615,276
Income taxes	609,496	585,701
Net income	$2,050,802	$2,029,575

Earnings per share - basic and diluted	$0.68	$0.67

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021

Net income	$2,050,802	$2,029,575

Other comprehensive loss, net of income taxes:

Securities available for sale
Net unrealized loss arising during the period	(8,920,463)	(899,330)

Reclassification adjustment for realized gains included in net income	-	8,569
Total unrealized loss on investment securities available for sale	(8,920,463)	(890,761)

Income tax benefit	(2,454,690)	(245,115)
Total other comprehensive loss	(6,465,773)	(645,646)

Total comprehensive (loss) income	$(4,414,971)	$1,383,929

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Three months Ended March 31, 2022 and 2021

(Unaudited)

			Additional		Accumulated other	Total
	Common stock		paid-in	Retained	comprehensive	stockholders'
	Shares	Par value	capital	earnings	income (loss)	equity

Balance, December 31, 2020	3,011,255	$30,113	$28,294,139	$22,698,954	$706,277	$51,729,483

Net income	-	-	-	2,029,575	-	2,029,575
Unrealized loss on securities available for sale net of income tax benefit of $245,115	-	-	-	-	(645,646)	(645,646)

Balance, March 31, 2021	3,011,255	$30,113	$28,294,139	$24,728,529	$60,631	$53,113,412

Balance, December 31, 2021	3,037,137	$30,372	$28,857,422	$29,128,600	$(1,394,936)	$56,621,458

Net income	-	-	-	2,050,802	-	2,050,802
Unrealized loss on securities available for sale net of income tax benefit of $2,454,690	-	-	-	-	(6,465,773)	(6,465,773)

Balance, March 31, 2022	3,037,137	$30,372	$28,857,422	$31,179,402	$(7,860,709)	$52,206,487

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

Three Months Ended March 31,	2022	2021

Reconciliation of net income to net cash provided by operating activities
Net income	$2,050,802	$2,029,575
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	116,110	117,030
Provision for loan losses	-	120,000
Amortization of right of use asset and lease liability, net	2,177	-
Lease expense in excess of rent paid	-	7,780
Equity security dividends reinvested	(1,303)	(1,816)
Unrealized loss on equity security	26,817	8,669
Gain on sale of SBA loans	(93,600)	-
Gain on sale of premises and equipment	-	(37,613)
Gain on premium call of debt security	-	(8,569)
Amortization of debt issuance costs	1,406	1,407
Amortization of premiums and accretion of discounts, net	(212,443)	69,559
Bank owned life insurance cash surrender value	(52,990)	(70,119)
Increase (decrease) in
Deferred loan fees and costs, net	(112,930)	410,480
Accrued interest payable	(19,337)	(51,661)
Other liabilities	106,030	27,154
Decrease (increase) in
Mortgage loans held for sale	(158,500)	(9,350)
Accrued interest receivable	47,049	174,062
Other assets	(127,624)	337,252
Cash provided by operating activities	$1,571,664	$3,123,840

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

Three Months Ended March 31,	2022	2021

Cash flows from investing activities
Proceeds from maturity and call of securities
Available for sale	6,232,740	10,454,122
Held to maturity	535,000	1,580,000
Purchase of securities
Available for sale	(11,776,091)	(31,974,384)
Held to maturity	-	(342,061)
Redemption of certificates of deposit	-	500,000
Loans made to customers, net of principal collected	(2,067,575)	1,932,622
Proceeds from sale of loans	664,650	-
Redemption (purchase) of stock in FHLB of Atlanta	(19,600)	225,100
Purchase of bank owned life insurance	-	(3,700,000)
Proceeds from sale of premises and equipment	-	1,359,613
Purchases of premises, equipment and software	(116,388)	(36,909)
Cash used in investing activities	(6,547,264)	(20,001,897)

Cash flows from financing activities
Net increase (decrease) in
Noninterest-bearing deposits	8,453,893	18,770,755
Interest-bearing deposits	(1,043,666)	11,151,227
Securities sold under repurchase agreements	(1,330,319)	(12,105,703)
Long-term debt principal payments	(427,221)	-
Cash provided by financing activities	5,652,687	17,816,279

Net increase in cash and cash equivalents	677,087	938,222

Cash and cash equivalents at beginning of period	26,462,106	40,975,670
Cash and cash equivalents at end of period	$27,139,193	$41,913,892

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

2.          Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods have been made. Such adjustments were normal and recurring in nature. The results of operations for the three months ended March 31, 2022 do not necessarily reflect the results that may be expected for the fiscal year ending December 31, 2022 or any future interim period. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2021, which are included in Farmers and Merchants Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016‑13, “Financial Instruments – Credit Losses”. The ASU sets forth a “current expected credit loss” (CECL) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. ASU 2019-10 “Financial Instruments – Credit Losses (Topic 326), Derivatives and hedging (Topic 815), and Leases (Topic 842): Effective Dates” extended the implementation date to January 1, 2023 for SEC-registered smaller reporting companies and private companies. The Company is considered a smaller reporting company. The Company has engaged a third-party vendor to assist in the implementation of this ASU. The CECL model will be run parallel with the current ALLL calculation during 2022 beginning with the March 31, 2022 calculation. Several members of the Company’s senior management and credit administration teams will participate in the implementation.

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

In March 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2022-02, “Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures.” ASU 2022-02 addresses areas identified by the FASB as part of its post-implementation review of the credit losses standard (ASU 2016-13) that introduced the CECL model. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. The amendments in this ASU should be applied prospectively, except for the transition method related to the recognition and measurement of TDRs, an entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. For entities that have adopted ASU 2016-13, ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For entities that have not yet adopted ASU 2016-13, the effective dates for ASU 2022-02 are the same as the effective dates in ASU 2016-13. Early adoption is permitted if an entity has adopted ASU 2016-13. An entity may elect to early adopt the amendments about TDRs and related disclosure enhancements separately from the amendments related to vintage disclosures. The Company is currently assessing the impact that ASU 2022-02 will have on its consolidated financial statements.

The accounting policies adopted by management are consistent with authoritative GAAP and are consistent with those followed by our peers.

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

3.	Investment Securities

Investments in debt securities are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
March 31, 2022	cost	gains	losses	value

Available for sale

State and municipal	$752,413	$730	$5,780	$747,363
SBA pools	1,300,202	1,682	22,049	1,279,835
Corporate bonds	10,960,028	15,803	347,754	10,628,077
Mortgage-backed securities	143,548,768	27,105	10,514,713	133,061,160
	$156,561,411	$45,320	$10,890,296	$145,716,435

Held to maturity

State and municipal	$21,343,559	$156,037	$584,827	$20,914,769

	Amortized	Unrealized	Unrealized	Fair
December 31, 2021	cost	gains	losses	value

Available for sale

State and municipal	$753,061	$10,437	$-	$763,498
SBA pools	1,418,770	1,656	22,664	1,397,762
Corporate bonds	9,225,153	64,595	55,541	9,234,207
Mortgage-backed securities	139,765,445	336,084	2,259,080	137,842,449
	$151,162,429	$412,772	$2,337,285	$149,237,916

Held to maturity

State and municipal	$21,851,975	$1,020,877	$67,251	$22,805,601

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

3.	Investment Securities (continued)

Contractual maturities, shown below, will differ from actual maturities because borrowers and issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
March 31, 2022	cost	value	cost	value

Within one year	$752,350	$754,818	$-	$-
Over one to five years	3,628,616	3,560,563	800,729	800,815
Over five to ten years	7,331,475	7,060,059	1,782,321	1,797,278
Over ten years	-	-	18,760,509	18,316,676
	11,712,441	11,375,440	21,343,559	20,914,769
Mortgage-backed securities and
SBA pools, due in monthly installments	144,848,970	134,340,995	-	-
	$156,561,411	$145,716,435	$21,343,559	$20,914,769

Securities with a carrying value of $16,852,733 and $14,307,989 as of March 31, 2022 and December 31, 2021, respectively, were pledged as collateral for government deposits and securities sold under repurchase agreements.

During the three months ended March 31, 2022, there were no sales of securities. During the three months ended March 31, 2021, the Company received proceeds of $513,845 from the call at a premium of available for sale investment securities. The Company realized an $8,569 gain on the call of the securities.

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

3.	Investment Securities (continued)

The following table sets forth the Company’s gross unrealized losses on a continuous basis for investments in debt securities, by category and length of time, at March 31, 2022 and December 31, 2021.

March 31, 2022	Less than 12 months		12 months or more		Total
Description of investments	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

State and municipal	$7,738,761	$412,339	$924,219	$178,268	$8,662,980	$590,607
SBA pools	-	-	1,039,389	22,049	1,039,389	22,049
Corporate bonds	8,201,181	347,754	-	-	8,201,181	347,754
Mortgage-backed securities	103,977,709	8,212,229	19,134,680	2,302,484	123,112,389	10,514,713
Total	$119,917,651	$8,972,322	$21,098,288	$2,502,801	$141,015,939	$11,475,123

December 31, 2021	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
Description of investments	Fair value	losses	Fair value	losses	Fair value	losses

State and municipal	$1,324,648	$35,720	$715,650	$31,531	$2,040,298	$67,251
SBA pools	-	-	1,133,398	22,664	1,133,398	22,664
Corporate bonds	5,443,886	55,541	-	-	5,443,886	55,541
Mortgage-backed securities	117,840,965	2,034,858	4,781,586	224,222	122,622,551	2,259,080
Total	$124,609,499	$2,126,119	$6,630,634	$278,417	$131,240,133	$2,404,536

Management has the ability and intent to hold securities classified as held to maturity until they mature, at which time the Company should receive full value for the securities. As of March 31, 2022 and December 31, 2021, management did not have the intent to sell any of the held to maturity or available for sale securities with unrealized losses before a recovery of cost. The unrealized losses detailed in the table above were due to increases in market interest rates over the yields available at the time the underlying securities were purchased as well as other market conditions for each particular security based upon the structure and remaining principal balance. The fair values of the debt securities are expected to recover as the securities approach their maturity dates or repricing dates or if market yields for such investments decline. Based on the foregoing factors, as of March 31, 2022 and December 31, 2021, management believes that these unrealized losses are temporary and, accordingly, they have not been recognized in the Company’s consolidated statements of income. At March 31, 2022, 156 available for sale and 20 held to maturity investments had unrealized losses.

At March 31, 2022, none of the available for sale or held to maturity investments were impaired. In determining whether other-than-temporary impairment exists, management considers many factors, including (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) whether the Company intends to sell the security, whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, and whether the Company expects to recover the security’s entire amortized cost basis. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

4.	Loans

Major categories of loans are as follows:

	March 31,	December 31,
	2022	2021
Real estate:
Commercial	$329,179,712	$319,185,116
Construction and land development	20,325,400	28,221,854
Residential	111,993,662	107,436,033
Commercial	26,374,885	31,182,206
Consumer	296,151	355,958
	488,169,810	486,381,167
Less: Allowance for loan losses	3,654,318	3,650,268
Deferred origination fees net of costs	606,635	719,565
	$483,908,857	$482,011,334

Commercial loans in the table above include $4.2 million and $9.7 million of Paycheck Protection Program (“PPP”) loans as of March 31, 2022 and December 31, 2021, respectively, which are 100% guaranteed by the Small Business Administration (“SBA”). PPP loans totaling $60 million were originated during 2021 and 2020, and we collected approximately $2,323,000 in origination fees from the SBA. A substantial portion of the PPP loans in the Company’s portfolio are expected to be forgiven by the SBA. The fees, net of related origination costs, are being recognized as interest income over the term of the loans using the straight-line method, with accelerated recognition when the loan pays off before maturity through SBA forgiveness or other means. Income from PPP loans added approximately $105,000 to net income for the three months ended March 31, 2022 compared to $369,000 for the same period in 2021. As of March 31, 2022, $91,000 of deferred PPP fees, net of income taxes, have not been recognized.

Nonaccrual loans, segregated by class of loans, were as follows:

	March 31,	December 31,
	2022	2021
Commercial real estate	$4,780,965	$4,810,965
Residential real estate	31,500	31,500
Commercial	152,449	152,449
	$4,964,914	$4,994,914

At March 31, 2022, the Company had two nonaccrual commercial real estate loans totaling $4,780,965, one nonaccrual residential real estate loan totaling $31,500, and one nonaccrual commercial loan totaling $152,449. The loans were secured by real estate, business assets, and personal guarantees. Gross interest income of $59,182 would have been recorded for the three months ended March 31, 2022 had these nonaccrual loans been current and performing in accordance with their original terms. The Company allocated $281,910 of its allowance for loan losses to these nonaccrual loans. The recorded investment of the nonaccrual loans was net of charge-offs and a nonaccretable discount totaling $27,146 at March 31, 2022.

At December 31, 2021, the Company had two nonaccrual commercial real estate loan totaling $4,810,965 and one nonaccrual residential real estate loan totaling $31,500, and one commercial loan totaling $152,449. The real estate loans were secured by real estate and business assets and were personally guaranteed. The commercial loan was secured by business assets and was personally guaranteed. Gross interest income of $219,734 would have been recorded in 2021 if these nonaccrual loans had been current and performing in accordance with their original terms. The Company allocated $281,910 of its allowance for loan losses to these nonaccrual loans. The balance of nonaccrual loans was net of charge-offs and a nonaccretable discount totaling $27,146 at December 31, 2021.

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

4.	Loans (continued)

An age analysis of past due loans, segregated by type of loan, is as follows:

			90 Days				Past Due 90
	30 - 59 Days	60 - 89 Days	or More	Total		Total	Days or More
	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing
March 31, 2022
Real estate:
Commercial	$-	$-	$502,961	$502,961	$328,676,751	$329,179,712	$-
Construction and land development	-	-	-	-	20,325,400	20,325,400	-
Residential	-	216,082	31,500	247,582	111,746,080	111,993,662	-
Commercial	-	-	152,449	152,449	26,222,436	26,374,885	-
Consumer	-	-	-	-	296,151	296,151	-
Total	$-	$216,082	$686,910	$902,992	$487,266,818	$488,169,810	$-

December 31, 2021
Real estate:
Commercial	$-	$-	$502,961	$502,961	$318,682,155	$319,185,116	$-
Construction and land development	-	-	-	-	28,221,854	28,221,854	-
Residential	-	-	249,161	249,161	107,186,872	107,436,033	217,661
Commercial	-	-	415,690	415,690	30,766,516	31,182,206	263,241
Consumer	-	-	-	-	355,958	355,958	-
Total	$-	$-	$1,167,812	$1,167,812	$485,213,355	$486,381,167	$480,902

Impaired loans, segregated by class of loans with average recorded investment and interest recognized for the three months ended March 31, 2022 and the year ended December 31, 2021, are set forth in the following table:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded	Interest
	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
March 31, 2022
Commercial real estate	$6,781,030	$6,278,069	$502,961	$6,781,030	$129,461	$6,800,981	$25,054
Residential real estate	37,341	37,341	-	37,341	-	38,285	-
Commercial	152,449	-	152,449	152,449	152,449	152,449	378
	$6,970,820	$6,315,410	$655,410	$6,970,820	$281,910	$6,991,715	$25,432

December 31, 2021
Commercial real estate	$6,820,932	$6,317,971	$502,961	$6,820,932	$129,461	$6,740,539	$125,079
Residential real estate	39,228	39,228	-	39,228	-	41,981	1,672
Commercial	152,449	-	152,449	152,449	152,449	76,225	69,005
	$7,012,609	$6,357,199	$655,410	$7,012,609	$281,910	$6,858,745	$195,756

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

4.	Loans (continued)

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

At March 31, 2022, the Company had two commercial real estate loan totaling $6,278,069 and one residential real estate loan totaling $37,341 that were classified as TDRs. One of the commercial real estate loans with a principal balance of $4,278,004 was restructured as a TDR in 2022. All are included in impaired loans above. At March 31, 2022, all three loans were paying as agreed. There have been no charge-offs or allowances associated with these loans.

At December 31, 2021, the Company had one commercial real estate loan totaling $2,009,967 and one residential real estate loan totaling $39,228 classified as TDRs. Both loans are included in impaired loans above and were paying as agreed. There have been no charge-offs or allowances associated with these loans.

Section 4013 of the U.S. Government’s Coronavirus Aid, Relief, and Economic Security Act allows financial institutions to suspend application of certain current TDRs accounting guidance under ASC 310-40 for loan modifications related to the COVID-19 pandemic made between March 1, 2020 and the earlier of January 1, 2022 or 60 days after the end of the COVID-19 national emergency, provided certain criteria are met. This relief can be applied to loan modifications for borrowers that were not more than 30 days past due as of December 31, 2019 and to loan modifications that defer or delay the payment of principal or interest, or change the interest rate on the loan. In April 2020, federal and state banking regulators issued the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus to provide further interpretation of when a borrower is experiencing financial difficulty, specifically indicating that if the modification is either short-term (i.e., six months) or mandated by a federal or state government in response to the COVID-19 pandemic, the borrower is not experiencing financial difficulty under ASC 310-40. The Company continues to prudently work with borrowers negatively impacted by the COVID-19 pandemic while managing credit risks and recognizing appropriate allowance for loan losses on its loan portfolio. As of March 31, 2022, one loan totalling $4.3 million, or 1% of the Company’s loan portfolio, was operating under a three-month deferral. This loan was classified as a TDR as of March 31, 2022 because it did not meet the criteria discussed above.

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

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

4.	Loans (continued)

Loans by credit grade, segregated by loan type, are as follows:

		Above			Pass	Special
March 31, 2022	Excellent	average	Average	Acceptable	watch	mention	Substandard	Doubtful	Total

Real estate:
Commercial	$-	$98,984	$69,394,973	$161,821,022	$85,424,219	$3,217,512	$9,223,002	$-	$329,179,712
Construction and land development	-	-	3,711,277	10,967,190	5,646,933	-	-	-	20,325,400
Residential	34,250	611,328	45,120,441	56,566,253	7,270,671	-	2,390,719	-	111,993,662
Commercial	4,312,074	-	5,666,167	12,613,235	3,630,960	-	152,449	-	26,374,885
Consumer	4,553	142,436	118,739	1,249	10,293	-	18,881	-	296,151
	$4,350,877	$852,748	$124,011,597	$241,968,949	$101,983,076	$3,217,512	$11,785,051	$-	$488,169,810

		Above			Pass	Special
December 31, 2021	Excellent	average	Average	Acceptable	watch	mention	Substandard	Doubtful	Total

Real estate:
Commercial	$-	$1,225,732	$73,924,748	$146,174,439	$82,018,890	$3,345,788	$12,495,519	$-	$319,185,116
Construction and land development	-	-	3,853,775	12,452,257	9,973,457	1,942,365	-	-	28,221,854
Residential	41,152	708,162	46,358,477	48,295,430	9,570,815	-	2,461,997	-	107,436,033
Commercial	9,774,570	-	5,292,721	12,585,396	3,377,070	-	152,449	-	31,182,206
Consumer	5,813	168,037	147,903	2,280	11,298	-	-	20,627	355,958
	$9,821,535	$2,101,931	$129,577,624	$219,509,802	$104,951,530	$5,288,153	$15,109,965	$20,627	$486,381,167

The principal balance of loans in the Pass/Watch category as of March 31, 2022 and December 31, 2021 include loans that were granted payment deferrals due to COVID-19. The loans were downgraded to the Pass/Watch category if they were in a higher rated category at the time the deferral was granted. Loans that completed their deferral and are making scheduled payments again are being re-evaluated on a loan-by-loan basis to determine if they warrant upgrading.

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

The following table details activity in the allowance for loan losses by portfolio for the three-month periods ended March 31, 2022 and 2021 and for the year ended December 31, 2021. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

		Provision for (recovery				Allowance for loan losses ending balance evaluated for impairment:			Outstanding loan balances evaluated for impairment:
	Beginning	of)	Charge		Ending	Purchase Credit			Purchase Credit
March 31, 2022	balance	loan losses	offs	Recoveries	balance	Individually	Impaired	Collectively	Individually	Impaired	Collectively

Real estate:
Commercial	$2,482,930	$63,130	$-	$-	$2,546,060	$129,461	$-	$2,416,599	$6,781,030	$32,991	$322,365,691
Construction and land development	214,547	(97,873)	-	4,050	120,724	-	-	120,724	-	379,349	19,946,051
Residential	603,558	51,081	-	-	654,639	-	-	654,639	37,341	244,789	111,711,532
Commercial	255,413	12,276	-	-	267,689	152,449	-	115,240	152,449	-	26,222,436
Consumer	4,370	(738)	-	-	3,632	-	-	3,632	-	-	296,151
Unallocated	89,450	(27,876)	-	-	61,574	-	-	61,574	-	-	-
	$3,650,268	$-	$-	$4,050	$3,654,318	$281,910	$-	$3,372,408	$6,970,820	$657,129	$480,541,861

		Provision for (recovery				Allowance for loan losses ending balance evaluated for impairment:			Outstanding loan balances evaluated for impairment:
	Beginning	of)	Charge		Ending	Purchase Credit			Purchase Credit
March 31, 2021	balance	loan losses	offs	Recoveries	balance	Individually	Impaired	Collectively	Individually	Impaired	Collectively

Real estate:
Commercial	$2,230,129	$323,768	$-	$2,500	$2,556,397	$-	$-	$2,556,397	$6,644,339	$45,233	$305,552,307
Construction and land development	201,692	(39,269)	-	4,050	166,473	-	-	166,473	-	1,554,070	33,177,080
Residential	644,639	(154,755)	-	-	489,884	-	-	489,884	43,371	590,847	116,066,706
Commercial	111,390	(12,143)	-	-	99,247	-	-	99,247	-	-	60,064,503
Consumer	2,138	320	-	-	2,458	-	-	2,458	-	-	258,484
Unallocated	106,550	2,079	-	-	108,629	-	-	108,629	-	-	-
	$3,296,538	$120,000	$-	$6,550	$3,423,088	$-	$-	$3,423,088	$6,687,710	$2,190,177	$515,119,080

		Provision for (recovery				Allowance for loan losses ending balance evaluated for impairment:			Outstanding loan balances evaluated for impairment:
	Beginning	of)	Charge		Ending	Purchase Credit			Purchase Credit
December 31, 2021	balance	loan losses	offs	Recoveries	balance	Individually	Impaired	Collectively	Individually	Impaired	Collectively

Real estate:
Commercial	$2,230,129	$241,301	$-	$11,500	$2,482,930	$129,461	$-	$2,353,469	$6,820,932	$56,825	$312,307,359
Construction and land development	201,692	(3,345)	-	16,200	214,547	-	-	214,547	-	383,666	27,838,188
Residential	644,639	(22,111)	(18,970)	-	603,558	-	-	603,558	39,228	568,151	106,828,654
Commercial	111,390	129,023	-	15,000	255,413	152,449	-	102,964	152,449	-	31,029,757
Consumer	2,138	2,232	-	-	4,370	-	-	4,370	-	-	355,958
Unallocated	106,550	(17,100)	-	-	89,450	-	-	89,450	-	-	-
	$3,296,538	$330,000	$(18,970)	$42,700	$3,650,268	$281,910	$-	$3,368,358	$7,012,609	$1,008,642	$478,359,916

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

4.	Loans (Continued)

The following table provides activity for the accretable credit discount of purchased loans:

2022

Balance at December 31, 2021	$1,629,242
Accretion	211,163
Balance at March 31, 2022	$1,418,079

At March 31, 2022, the nonaccretable discount on purchased impaired loans was $241,587, a decrease of $225,000 from December 31, 2021 as a result of a one of the loans paying off in full. At March 31, 2022 the accretable discount on purchased impaired loans was $86,342 after the accretion of $54,266. At March 31, 2022, the remaining yield premium on purchased loans was $1,257,038. At March 31, 2022, the principal balance of purchased loans was $96,265,413 and the carrying value was $95,862,785. At March 31, 2022, there were no residential real estate loans in the process of foreclosure.

5.	Goodwill and Other Intangibles

The acquisition of Carroll Bancorp, Inc. in October of 2020 resulted in the recording of goodwill and core deposit intangible (“CDI”). The following table presents the changes in both assets:

	Goodwill	CDI	Total

Balance at December 31, 2021	$6,978,208	$72,872	$7,051,080
Amortization	-	(2,082)	(2,082)
Balance at March 31, 2022	$6,978,208	$70,790	$7,048,998

The CDI is being amortized over 10 years on a straight-line basis. Annual amortization will be $8,328 for each of the years ended December 31, 2022 through 2029 and $6,246 in 2030. Because the Company’s acquisition by merger of Carroll Bancorp, Inc. and Carroll Community Bank was a tax-free reorganization, goodwill and CDI are not deductible for income tax purposes.

6.	Lease Commitments

The Company and its subsidiaries are obligated under operating leases for certain office premises.

The following table shows operating lease right of use assets and operating lease liabilities as of March 31, 2022 and December 31, 2021:

	Consolidated Balance
	Sheet classification	March 31, 2022	December 31, 2021
Operating lease right of use asset	Other assets	$1,056,020	$1,093,382
Operating lease liabilities	Other liabilities	1,276,385	1,311,570

Operating lease cost included in occupancy expense in the statement of income for the three months ended March 31, 2022 and 2021 was $47,529 and $49,930, respectively.

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

A maturity analysis of operating lease liabilities, including those option years for which the Company is reasonably certain to renew, and reconciliation of the undiscounted cash flows to the total operating lease liabilities are as follows:

Year	Amount

2022	$137,059
2023	187,951
2024	193,443
2025	199,107
2026	204,952
Thereafter	492,394
Total undiscounted cash flow	1,414,906
Discount	(138,521)
Lease liabilities	$1,276,385

For operating leases as of March 31, 2022, the weighted average remaining lease term is 7.3 years and the weighted average discount rate is 3.25%. During the three-month periods ended March 31, 2022 and 2021, cash paid for amounts included in the measurement of lease liabilities was $45,353 and $42,150, respectively.

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

The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and was phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reached 2.5% on January 1, 2019). The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and does not have current applicability to the Bank. As of March 31, 2022, the Bank met all capital adequacy requirements under the Basel III Capital Rules on a fully phased‑in basis.

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

The following table presents actual and required capital ratios as of March 31, 2022 and December 31, 2021 for the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of March 31, 2022 and December 31, 2021 based on the phase-in provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. Capital ratios of the Company are substantially the same as the Bank’s.

			Minimum		To Be Well
(Dollars in thousands)	Actual		Capital Adequacy		Capitalized
March 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$71,541	13.09%	$57,396	10.50%	$54,663	10.00%
Tier 1 capital (to risk-weighted assets)	67,887	12.42%	46,463	8.50%	43,730	8.00%
Common equity tier 1 (to risk- weighted assets)	67,887	12.42%	38,264	7.00%	35,531	6.50%
Tier 1 leverage (to average assets)	67,887	9.60%	28,290	4.00%	35,363	5.00%

			Minimum		To Be Well
(Dollars in thousands)	Actual		Capital Adequacy		Capitalized
December 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$69,957	13.24%	$55,471	10.50%	$52,830	10.00%
Tier 1 capital (to risk-weighted assets)	66,307	12.55%	44,905	8.50%	42,264	8.00%
Common equity tier 1 (to risk- weighted assets)	66,307	12.55%	36,981	7.00%	34,339	6.50%
Tier 1 leverage (to average assets)	66,307	9.27%	28,614	4.00%	35,767	5.00%

To be categorized as well capitalized, the Bank must maintain ratios as set forth in the table. As of March 31, 2022, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There have been no conditions or events since that notification that management believes have changed the Bank’s category.

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

The following table summarizes financial assets measured at fair value on a recurring and nonrecurring basis as of March 31, 2022 and December 31, 2021, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Carrying Value:

	Level 1	Level 2	Level 3	Total
March 31, 2022

Recurring:
Available for sale securities
State and municipal	$-	$747,363	$-	$747,363
SBA pools	-	1,279,835	-	1,279,835
Corporate bonds	-	10,628,077	-	10,628,077
Mortgage-backed securities	-	133,061,160	-	133,061,160
	$-	$145,716,435	$-	$145,716,435

Equity security at fair value
Mutual fund	$518,091	$-	$-	$518,091

Nonrecurring:
Other real estate owned, net	$-	$-	$1,242,365	$1,242,365
Impaired loans	-	-	$373,500	$373,500

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

8.	Fair Value (continued)

	Carrying Value:
	Level 1	Level 2	Level 3	Total
December 31, 2021
Recurring:
Available for sale securities
State and municipal	$-	$763,498	$-	$763,498
SBA pools	-	1,397,762	-	1,397,762
Corporate Bonds	-	8,584,207	650,000	9,234,207
Mortgage-backed securities	-	137,842,449	-	137,842,449
	$-	$148,587,916	$650,000	$149,237,916

Equity security at fair value
Mutual fund	$543,605	$-	$-	$543,605

Nonrecurring:
Other real estate owned, net	$-	$-	$1,242,365	$1,242,365
Impaired loans	-	-	373,500	373,500

The estimated fair value of financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of the valuation inputs were as follows:

	March 31, 2022		December 31, 2021
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets
Level 1 inputs
Cash and cash equivalents	$27,139,193	$27,139,193	$26,462,106	$26,462,106
Level 2 inputs
Certificates of deposit in other banks	350,000	350,000	350,000	350,000
Accrued interest receivable	1,562,014	1,562,014	1,609,063	1,609,063
Securities held to maturity	21,343,559	20,914,769	21,851,975	22,805,601
Mortgage loans held for sale	285,000	287,015	126,500	128,829
Restricted stock, at cost	695,000	695,000	675,400	675,400
Bank owned life insurance	11,609,153	11,609,153	11,556,163	11,556,163
Level 3 inputs
Securities held to maturity	-	-	3,073,040	3,073,040
Loans, net	483,908,857	486,099,069	482,011,334	487,012,970

Financial liabilities
Level 1 inputs
Noninterest-bearing deposits	$132,629,508	$132,629,508	$124,175,615	$124,175,615
Securities sold under repurchase agreements	4,083,707	4,083,707	5,414,026	5,414,026
Level 2 inputs
Interest-bearing deposits	501,151,145	499,421,145	502,239,055	502,396,172
Federal Home Loan Bank advances	5,000,000	4,764,000	5,000,000	4,967,000
Long-term debt	16,553,090	16,718,129	16,978,905	17,298,111
Accrued interest payable	276,573	276,573	295,910	295,910

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

9.	Earnings per Share

Basic earnings per share is determined by dividing net income available to stockholders by the weighted-average number of shares of common stock outstanding during the period and does not include the effect of any potentially dilutive common stock equivalents, giving retroactive effect to stock dividends declared during the period. Diluted earnings per share is determined in the same manner, except that the weighted-average number of shares of common stock outstanding is adjusted for the dilutive effect of outstanding common stock equivalents. The following table sets forth the calculation of basic and diluted earnings per share for the three months ended March 31, 2022 and 2021. There were no common stock equivalents outstanding for the three months ended March 31, 2022 or 2021.

	Three Months Ended
	March 31,
	2022	2021

Net income	$2,050,802	$2,029,575
Weighted average shares outstanding	3,037,137	3,011,255
Earnings per share - basic and diluted	$0.68	$0.67

10.	Retirement Plans

The Company has a profit sharing plan qualifying under Section 401(k) of the Internal Revenue Code. All employees age 21 or older with six months of service are eligible for participation in the plan. The Company matches employee contributions up to 4% of total compensation and may make additional discretionary contributions. Employee and employer contributions are 100% vested when made. The Company’s contributions to this plan were $79,740 and $76,924 for the three-month periods ended March 31, 2022 and 2021.

The Company has entered into agreements with 12 employees to provide certain life insurance benefits payable in connection with policies of life insurance on those employees that are owned by the Company. Each of the agreements provides for the amount of death insurance benefits to be paid to beneficiaries of the insured. For this plan, the Company expensed $1,702 and $1,661 for the three-month periods ended March 31, 2022 and 2021.

The Company adopted supplemental executive retirement plans for three of its executives. The plans provide cash compensation to the executive officers under certain circumstances, including a separation of service. The benefits vest over the period from adoption to a specified age for each executive. The Company recorded expenses related to these plans, including interest, of $45,000 and $42,000 for the three-month periods ended March 31, 2022 and 2021.

Retirement plan expenses are included in employee benefits on the consolidated statements of income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis is intended as a review of material changes in and significant factors affecting the financial condition and results of operations of Farmers and Merchants Bancshares, Inc. and its consolidated subsidiaries for the periods indicated. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and the notes thereto contained in Item 1 of Part I of this report, and with Management’s Discussion and Analysis of Financial Condition and Results of Operations, the audited consolidated financial statements and notes thereto, and the other statistical information contained in the Annual Report of Farmers and Merchants Bancshares, Inc. on Form 10-K for the year ended December 31, 2021 (the “Form 10-K”). References in this report to “us”, “we”, “our”, and “the Company” are to Farmers and Merchants Bancshares, Inc. and, unless the context clearly suggests otherwise, its consolidated subsidiaries.

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

Estimates and Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. See Note 1 of the Notes to the audited consolidated financial statements as of and for the year ended December 31, 2021, which were included in Item 8 of Part II of the Form 10-K. On an on-going basis, management evaluates estimates, including those related to loan losses and intangible assets, other-than-temporary impairment (“OTTI”) of investment securities, income taxes, and fair value of investments. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated financial statements.

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

Management does not believe that any material changes in our critical accounting policies have occurred since December 31, 2021.

Paycheck Protection Program

In response to ongoing COVID-19 global pandemic that began in 2020, the U.S. Government’s Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) established the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), which provided small businesses with resources to maintain payroll, hire back employees who may have been laid off, and to cover applicable overhead expenses. During 2021 and 2020, we originated approximately $60 million in PPP. All PPP loans are 100% guaranteed by the SBA, have up to a five-year maturity, and have an interest rate of 1%. These loans may be forgiven by the SBA if the borrower meets certain conditions, including by using at least 75% of the loan proceeds for payroll costs. The majority of the PPP loans made in 2020 have been forgiven as of March 31, 2022. The SBA also established processing fees from 1% to 5%, depending on the loan amount. During 2021 and 2020, the Company collected approximately $2,323,000 in fees from the SBA in connection with the originations of the PPP loans. The fees, net of related origination costs, are being recognized as interest income over the term of the loans using the straight-line method, with accelerated recognition when the loan pays off before maturity through SBA forgiveness or other means. During the three months ended March 31, 2022, approximately $145,000 fees were recognized, compared to approximately $509,000 in the three months ended March 31, 2021. Approximately $125,000 of fees were unrecognized at March 31, 2022.

Financial Condition

Total assets increased by $1,246,386, or 0.2%, to $717,923,641 at March 31, 2022 from $716,677,255 at December 31, 2021. The increase in total assets was due primarily to increases of $1,897,523 in loans, $677,087 in cash and cash equivalents, and $2,454,688 in deferred income taxes, offset by a decrease of $4,029,897 in debt securities.

Total liabilities increased $5,661,357, or 0.9%, to $665,717,154 at March 31, 2022 from $660,055,797 at December 31, 2021. The increase was due primarily to a $7,365,983 increase in deposits, offset by a $1,330,319 decrease in securities sold under repurchase agreements.

Stockholders’ equity decreased by $4,414,971 to $52,206,487 at March 31, 2022 from $56,621,458 at December 31, 2021. The decrease was due to an increase of $6,465,773 in accumulated other comprehensive loss as a result of the decline in the market value of available for sale securities due to the significant increase in interest rates, offset by net income for the three-month period ended March 31, 2022 of $2,050,802.

Loans

Major categories of loans at March 31, 2022 and December 31, 2021 were as follows:

	March 31,		December 31,
	2022		2021

Real estate:
Commercial	$329,179,712	67%	$319,185,116	66%
Construction/Land development	20,325,400	4%	28,221,854	6%
Residential	111,993,662	23%	107,436,033	22%
Commercial	26,374,885	5%	31,182,206	6%
Consumer	296,151	0%	355,958	0%
	488,169,810	100%	486,381,167	100%
Less: Allowance for loan losses	3,654,318		3,650,268
Deferred origination fees net of costs	606,635		719,565
	$483,908,857		$482,011,334

Loans increased by $1,897,523, or 0.4%, to $483,908,857 at March 31, 2022 from $482,011,334 at December 31, 2021. The increase was due primarily to increases of $9,994,596 in commercial real estate loans and $4,557,629 in residential loans, offset by decreases of $4,807,321 in commercial loans and $7,896,454 in construction/land development loans. The decrease in commercial loans was driven primarily by a decrease of $5,494,643 in PPP loans and the decrease in construction/land development loans was due primarily to loans that were reclassified to commercial real estate after the construction was completed. The allowance for loan losses increased slightly by $4,050 to $3,654,318 at March 31, 2022 from $3,650,268 at December 31, 2021. Deferred origination fees, net of costs, decreased to $606,635 at March 31, 2022 from $719,565 at December 31, 2021 due to the forgiveness of PPP loans.

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

An age analysis of past due loans, segregated by class of loans, as of March 31, 2022 and December 31, 2021 is as follows:

			90 Days				Past Due 90
	30 - 59 Days	60 - 89 Days	or more	Total		Total	Days or More
	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing
March 31, 2022
Real estate:
Commerical	$-	$-	$502,961	$502,961	$328,676,751	$329,179,712	$-
Construction/Land development	-	-	-	-	20,325,400	20,325,400	-
Residential	-	216,082	31,500	247,582	111,746,080	111,993,662	-
Commercial	-	-	152,449	152,449	26,222,436	26,374,885	-
Consumer	-	-	-	-	296,151	296,151	-

Total	$-	$216,082	$686,910	$902,992	$487,266,818	$488,169,810	$-

			90 Days				Past Due 90
	30 - 59 Days	60 - 89 Days	or more	Total		Total	Days or More
	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing
December 31, 2021
Real estate:
Commerical	$-	$-	$502,961	$502,961	$318,682,155	$319,185,116	$-
Construction/Land development	-	-	-	-	28,221,854	28,221,854	-
Residential	-	-	249,161	249,161	107,186,872	107,436,033	217,661
Commercial	-	-	415,690	415,690	30,766,516	31,182,206	263,241
Consumer	-	-	-	-	355,958	355,958	-

Total	$-	$-	$1,167,812	$1,167,812	$485,213,355	$486,381,167	$480,902

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

At March 31, 2022, the Company had two nonaccrual commercial real estate loan totaling $4,780,965, one nonaccrual residential real estate loan totaling $31,500, and one nonaccrual commercial loan totaling $152,449. The loans were secured by real estate, business assets, and personal guarantees. Gross interest income of $59,182 would have been recorded for the three months ended March 31, 2022 if these nonaccrual loans had been current and performing in accordance with the original terms. The Company allocated $281,910 of its allowance for loan losses to these nonaccrual loans. The recorded investment of the nonaccrual loans was net of charge-offs and a nonaccretable discount totaling $27,146 at March 31, 2022.

At December 31, 2021, the Company had two nonaccrual commercial real estate loan totaling $4,810,965 and one nonaccrual residential real estate loan totaling $31,500, and one commercial loan totaling $152,449. The real estate loans were secured by real estate and business assets and were personally guaranteed. The commercial loan was secured by business assets and was personally guaranteed. Gross interest income of $219,734 would have been recorded in 2021 if these nonaccrual loans had been current and performing in accordance with their original terms. The Company allocated $281,910 of its allowance for loan losses to these nonaccrual loans. The balance of nonaccrual loans was net of charge-offs and a nonaccretable discount totaling $27,146 at December 31, 2021.

Impaired loans as of March 31, 2022 and December 31, 2021 are set forth in the following table:

	March 31	December 31,
	2022	2021

Impaired loans with no valuation allowance	$6,315,410	$6,357,199
Impaired loans with a valuation allowance	655,410	655,410
Total impaired loans	$6,970,820	$7,012,609
Valuation allowance related to impaired loans	$281,910	$281,910

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

The Company has provided loan modifications to its borrowers who are impacted by the COVID-19 pandemic. Modifications include deferrals of principal and interest for periods up to three months and interest only periods of three months. These deferrals can be extended for an additional three months, subject to approval by the Company. As of March 31, 2022, one loan totalling $4.3 million, or 1% of the Company’s loan portfolio, was operating under a three-month deferral. This loan was classified as a TDR as of March 31, 2022 because it did not meet the criteria discussed above. See Note 4 to the financial statements included elsewhere in this report for additional information.

At March 31, 2022, the Company had two commercial real estate loan totaling $6,278,069 and one residential real estate loan totaling $37,341 that were classified as TDRs. One of the commercial real estate loans with a principal balance of $4,278,004 was restructured as a TDR in 2022. All are included in impaired loans above. At March 31, 2022, all three loans were paying as agreed. There have been no charge-offs or allowances associated with these loans.

At December 31, 2021, the Company had one commercial real estate loan totaling $2,009,967 and one residential real estate loan totaling $39,288 classified as TDRs. Both loans are included in impaired loans above and were paying as agreed. There have been no charge-offs or allowances associated with these loans.

	March 31,	December 31,
	2022	2021

Restructured loans (TDRs):
Performing as agreed	$6,315,410	$2,049,195
Not performing as agreed	-	-
Total TDRs	$6,315,410	$2,049,195

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

The following table details activity in the allowance for loan losses by portfolio for the three-month periods ended March 31, 2022 and 2021 and the year ended December 31, 2021. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

		Provision for (recovery				Allowance for loan losses ending balance evaluated for impairment:			Outstanding loan balances evaluated for impairment:
	Beginning	of)	Charge		Ending	Purchase Credit			Purchase Credit
March 31, 2022	balance	loan losses	offs	Recoveries	balance	Individually	Impaired	Collectively	Individually	Impaired	Collectively

Real estate:
Commercial	$2,482,930	$63,130	$-	$-	$2,546,060	$129,461	$-	$2,416,599	$6,781,030	$32,991	$322,365,691
Construction and land development	214,547	(97,873)	-	4,050	120,724	-	-	120,724	-	379,349	19,946,051
Residential	603,558	51,081	-	-	654,639	-	-	654,639	37,341	244,789	111,711,532
Commercial	255,413	12,276	-	-	267,689	152,449	-	115,240	152,449	-	26,222,436
Consumer	4,370	(738)	-	-	3,632	-	-	3,632	-	-	296,151
Unallocated	89,450	(27,876)	-	-	61,574	-	-	61,574	-	-	-
	$3,650,268	$-	$-	$4,050	$3,654,318	$281,910	$-	$3,372,408	$6,970,820	$657,129	$480,541,861

		Provision for (recovery				Allowance for loan losses ending balance evaluated for impairment:			Outstanding loan balances evaluated for impairment:
	Beginning	of)	Charge		Ending	Purchase Credit			Purchase Credit
March 31, 2021	balance	loan losses	offs	Recoveries	balance	Individually	Impaired	Collectively	Individually	Impaired	Collectively

Real estate:
Commercial	$2,230,129	$323,768	$-	$2,500	$2,556,397	$-	$-	$2,556,397	$6,644,339	$45,233	$305,552,307
Construction and land development	201,692	(39,269)	-	4,050	166,473	-	-	166,473	-	1,554,070	33,177,080
Residential	644,639	(154,755)	-	-	489,884	-	-	489,884	43,771	590,874	116,066,706
Commercial	111,390	(12,143)	-	-	99,247	-	-	99,247	-	-	60,064,503
Consumer	2,138	320	-	-	2,458	-	-	2,458	-	-	258,484
Unallocated	106,550	2,079	-	-	108,629	-	-	108,629	-	-	-
	$3,296,538	$120,000	$-	$6,550	$3,423,088	$-	$-	$3,423,088	$6,688,110	$2,190,177	$515,119,080

		Provision for (recovery				Allowance for loan losses ending balance evaluated for impairment:			Outstanding loan balances evaluated for impairment:
	Beginning	of)	Charge		Ending	Purchase Credit			Purchase Credit
December 31, 2021	balance	loan losses	offs	Recoveries	balance	Individually	Impaired	Collectively	Individually	Impaired	Collectively

Real estate:
Commercial	$2,230,129	$241,301	$-	$11,500	$2,482,930	$129,461	$-	$2,353,469	$6,820,932	$56,825	$312,307,359
Construction and land development	201,692	(3,345)	-	16,200	214,547	-	-	214,547	-	383,666	27,838,188
Residential	644,639	(22,111)	(18,970)	-	603,558	-	-	603,558	39,228	568,151	106,828,654
Commercial	111,390	129,023	-	15,000	255,413	152,449	-	102,964	152,449	-	31,029,757
Consumer	2,138	2,232	-	-	4,370	-	-	4,370	-	-	355,958
Unallocated	106,550	(17,100)	-	-	89,450	-	-	89,450	-	-	-
	$3,296,538	$330,000	$(18,970)	$42,700	$3,650,268	$281,910	$-	$3,368,358	$7,012,609	$1,008,642	$478,359,916

The provision for loan losses was $0 and $120,000 for the three-month periods ended March 31, 2022 and 2021, respectively.

During the three-month periods ended March 31, 2022 and 2021, the Company had recoveries from loans written off in prior periods totaling $4,050 and $6,550, respectively, and no charge-offs.

As of March 31, 2022, the Company had $7,731,750 of loans on a watch list, other than impaired loans, for which the borrowers have the potential for experiencing financial difficulties. As of December 31, 2021, the Company had $13,140,695 of such loans. The decrease is due to the pay off in full of three loans totalling approximately $3.4 million and the upgrading of one loan totaling $2.0 million. These loans are subject to ongoing management attention and their classifications are reviewed regularly. Watch list loans include loans classified as Special Mention, Substandard, and Doubtful.

Management believes that the $3.7 million reserve at March 31, 2022 and the $0 provision for the three-month period ended March 31, 2022 are appropriate to adequately cover the probable and estimable losses inherent in the loan portfolio. The reserve is materially unchanged from the reserve at December 31, 2021. Excluding PPP loans, the Company’s loan portfolio grew by $7.4 million during the first quarter of 2022, and an increasing portfolio would typically require an increase in the provision. In addition, qualitative factors pertaining to the impact of rising rates and staff experience were given heavier weighting at March 31, 2022 as compared to December 31, 2021 to reflect the potential negative impact of the increase in interest rates during the first quarter and the addition of several new lenders during the quarter. Notwithstanding the foregoing, however, the amount of watch list loans in our portfolio declined by $5.4 million. Watch list loans receive a much higher reserve than the rest of the portfolio, so this decline offset the growth in the portfolio and the impact of the higher qualitative factors. Furthermore, there was no additional deterioration to the three loans that were negatively impacted by COVID -19, so management did not make any changes to their related reserves.

Investment Securities

Investments in debt securities decreased by $4,029,897, or 2.36%, to $167,059,994 at March 31, 2022 from $171,089,891 at December 31, 2021. At March 31, 2022 and December 31, 2021, the Company had classified 87% of the investment portfolio as available for sale. The balance of the portfolio was classified as held to maturity.

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

The following table sets forth the carrying value of investments in debt securities at March 31, 2022 and December 31, 2021:

	March 31	December 31,
	2022	2021
Available for sale
State and municipal	$747,363	$763,498
SBA pools	1,279,835	1,397,762
Corporate bonds	10,628,077	9,234,207
Mortgage-backed securities	133,061,160	137,842,449
	$145,716,435	$149,237,916

Held to maturity
State and municipal	$21,343,559	$21,851,975

The following table sets forth the scheduled maturities of investments in debt securities at March 31, 2022:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Within 1 year	$752,350	$754,818	$-	$-
Over 1 to 5 years	3,628,616	3,560,563	800,729	800,815
Over 5 to 10 years	7,331,475	7,060,059	1,782,321	1,797,278
Over 10 years	-	-	18,760,509	18,316,676
	11,712,441	11,375,440	21,343,559	20,914,769
SBA Pools	1,300,202	1,279,835	-	-
Mortgage-backed securities	143,548,768	133,061,160	-	-
	$156,561,411	$145,716,435	$21,343,559	$20,914,769

SBA pools and mortgage-backed securities are due in monthly installments.

Other Real Estate Owned

Other real estate owned (“OREO”) at March 31, 2022 and December 31, 2021 included two properties with an aggregate carrying value of $1,242,365. The first property is an apartment building in Baltimore, Maryland with a carrying value of $1,242,365 that was acquired in the Merger. The property is under an optional sales contract with no projected closing date. The other property consists of 10.43 acres of land in Cecil County, Maryland with a carrying value of $0 that was acquired through foreclosure in 2007. The property is currently under contract for a gross sales price of $295,000 with closing expected in 2022. Due to the length of time that this latter property has been held, Maryland banking law required a write-down of the value to $0 in 2019.

Deposits

Total deposits increased by $7,365,983, or 1.2%, to $633,780,653 at March 31, 2022 from $626,414,670 at December 31, 2021. The increase in deposits was due to a $8,453,893 increase in noninterest-bearing accounts, a $6,576,470 increase in savings and money market accounts, and a $187,207 increase in interest bearing checking accounts, offset by a $7,851,587decrease in time deposits.

The following table shows the average balances and average costs of deposits for the three months ended March 31, 2022 and 2021:

	March 31, 2022		March 31, 2021
	Average		Average
	Balance	Cost	Balance	Cost

Noninterest bearing demand deposits	$124,549,116	0.00%	$111,624,572	0.00%
Interest bearing demand deposits	130,071,359	0.16%	83,532,279	0.26%
Savings and money market deposits	191,851,324	0.11%	199,036,116	0.15%
Time deposits	176,031,048	0.53%	194,296,941	0.96%
	$622,502,847	0.22%	$588,489,908	0.40%

Liquidity Management

Liquidity describes our ability to meet financial obligations that arise out of the ordinary course of business. Liquidity is primarily needed to meet depositor withdrawal requirements, to fund loans, and to fund our other debts and obligations as they come due in the normal course of business. We maintain our asset liquidity position internally through short-term investments, the maturity distribution of the investment portfolio, loan repayments, and income from earning assets. On the liability side of the balance sheet, liquidity is affected by the timing of maturing liabilities and the ability to generate new deposits or borrowings as needed. The Bank is approved to borrow 75% of eligible pledged single-family residential loans and 50% of eligible pledged commercial loans as well as investment securities, or approximately $72.7 million under a secured line of credit with the Federal Home Loan Bank (“FHLB”). The Bank also has a facility with the Federal Reserve Bank of Richmond (the “Reserve Bank”) under which the Bank can borrow approximately $27.5 million. Finally, the Bank has $23,500,000 ($14,500,000 unsecured and $9,000,000 secured) of overnight federal funds lines of credit available from commercial banks. FHLB advances of $5,000,000 were outstanding as of March 31, 2022 and December 31, 2021. The Company borrowed $17,000,000 to facilitate the acquisition of Carroll as more fully described below. There were no borrowings from the Reserve Bank or our commercial bank lenders at March 31, 2022 and December 31, 2021. Management believes that we have adequate liquidity sources to meet all anticipated liquidity needs over the next 12 months. Management knows of no trend or event which is likely to have a material impact on our ability to maintain liquidity at satisfactory levels.

Borrowings and Other Contractual Obligations

The Company’s contractual obligations consist primarily of borrowings and operating leases for various facilities.

On September 30, 2020, the Company borrowed $17,000,000 from First Horizon Bank (“FHN”) for the purpose of funding a portion of the consideration that was payable to the stockholders of Carroll in the Merger. Net of issuance costs, the amount of the net long-term debt was $16,553,090 and $16,978,905 as of March 31, 2022 and December 31, 2021, respectively. The loan matures on September 30, 2025. The interest rate on the loan is fixed at 4.10%. Quarterly interest-only payments were made through October 1, 2021. During the remaining term of the loan, the Company is required to make quarterly interest and principal payments of approximately $646,472, which will be based on a nine-year straight-line amortization schedule. The remaining balance of approximately $9,916,667 will be due at maturity. To secure its obligations under this loan, the Company pledged all of its shares of common stock of the Bank to FHN.

Securities sold under agreements to repurchase represent overnight borrowings from customers. Securities owned by the Company which are used as collateral for these borrowings are primarily U.S. government agency securities.

Specific information about the Company’s borrowings and contractual obligations is set forth in the following table:

	March 31,	December 31,
	2022	2021
Amount oustanding at period-end:
Securities sold under repurchase agreements	$4,083,707	$5,414,026
Federal Home Loan Bank advances	5,000,000	5,000,000
Long-term debt (net of issuance costs)	16,553,090	16,978,905
Weighted average rate paid at period-end:
Securites sold under repurchase agreements	0.30%	0.61%
Federal Home Loan Bank advances	1.00%	1.00%
Long-term debt	4.10%	4.10%

The FHLB advances and the long-term debt outstanding at March 31, 2022 will require the following principal payments:

Year ending December 31, 2022	$1,461,667
Year ending December 31, 2023	1,888,889
Year ending December 31, 2024	1,888,889
Year ending December 31, 2025	16,333,333

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

The following table presents actual and required capital ratios as of March 31, 2022 and December 31, 2021 for the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of March 31, 2022 and December 31, 2021, based on the phase-in provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

			Minimum		To Be Well
(Dollars in thousands)	Actual		Capital Adequacy		Capitalized
March 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$71,541	13.09%	$57,396	10.50%	$54,663	10.00%
Tier 1 capital (to risk-weighted assets)	67,887	12.42%	46,463	8.50%	43,730	8.00%
Common equity tier 1 (to risk- weighted assets)	67,887	12.42%	38,264	7.00%	35,531	6.50%
Tier 1 leverage (to average assets)	67,887	9.60%	28,290	4.00%	35,363	5.00%

December 31, 2021

Total capital (to risk-weighted assets)	$69,957	13.24%	$55,471	10.50%	$52,830	10.00%
Tier 1 capital (to risk-weighted assets)	66,307	12.55%	44,905	8.50%	42,264	8.00%
Common equity tier 1 (to risk- weighted assets)	66,307	12.55%	36,981	7.00%	34,339	6.50%
Tier 1 leverage (to average assets)	66,307	9.27%	28,614	4.00%	35,767	5.00%

The Company intends to fund future growth primarily with cash, federal funds, maturities of investment securities and deposit growth. Management knows of no other trend or event that will have a material impact on capital.

Off-Balance Sheet Arrangements

In the normal course of business, the Bank makes commitments to extend credit and issues standby letters of credit. Outstanding loan commitments, unused lines of credit, and letters of credit as of March 31, 2022 and December 31, 2021 are as follows:

	March 31,	December 31,
	2022	2021

Loan commitments
Construction and land development	$6,639,714	$6,810,353
Commercial	3,081,000	630,000
Commercial real estate	29,927,351	23,552,400
Residential	2,453,981	3,804,617
	$42,102,046	$34,797,370

Unused lines of credit
Home-equity lines	$12,504,898	$12,707,519
Commercial lines	34,215,659	28,828,911
	$46,720,557	$41,536,430

Letters of credit	$1,479,936	$1,470,742

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

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended March 31, 2022 and 2021

General

Net income for the three months ended March 31, 2022 was $2,050,802, compared to $2,029,575 for the same period of 2021. The increase of $21,227, or 1.05%, was due to a $390,634 increase in net interest income and a $120,000 decrease in the loan loss provision, offset by a $61,138 decrease in noninterest income, a $404,474 increase in noninterest expenses, and a $23,795 increase in income taxes.

Net Interest Income

Net interest income was $5,964,089 for the three months ended March 31, 2022, compared to $5,573,455 for the same period of 2021.

Total interest income for the three months ended March 31, 2022 was $6,489,725, compared to $6,370,592 for the same period of 2021, an increase of $119,133, or 1.87%.

Total interest income on loans for the three months ended March 31, 2022 decreased by $301,295 when compared to the same period of 2021 due to a $42.6 million lower average loan balance for the three months ended March 31, 2022 when compared to the same period of 2021, offset by a higher loan yield of 4.69% for the three months ended March 31, 2022 versus 4.54% for the same period of 2021. Investment income for the three months ended March 31, 2022 increased by $422,150, or 113.50%, when compared to the same period of 2021 due to a $67.9 million higher average investment balance and an increase in fully-taxable equivalent yield to 1.95% for three months ended March 31, 2022, compared to 1.60% for the same period of 2021. The fully-taxable equivalent yield on total interest-earning assets decreased 5 basis points to 3.87% for the three months ended March 31, 2022, compared to 3.92% for the same period of 2021. The average balance of total interest-earning assets increased by $19.3 million to $674.7 million for the three months ended March 31, 2022, compared to $655.4 million for the same period of 2021.

Total interest expense for the three months ended March 31, 2022 was $525,636, compared to $797,137 for the same period of 2021, a decrease of $271,501, or 34.06%. The decrease was due to a lower overall cost of funds on interest bearing deposits and borrowings of 0.40% for the three months ended March 31, 2022, compared to 0.63% for the same period of 2021, offset by a $14.7 million increase in the average balance of interest-bearing liabilities to $524.0 million for the three months ended March 31, 2022, compared to $509.3 million in the same period of 2021. Cost of funds for time deposits decreased to 0.53% for the three months ended March 31, 2022 from 0.96% for the same period of 2021. Securities sold under repurchase agreements cost of funds decreased to 0.30% for the three months ended March 31, 2022 from 0.52% for the same period of 2021.

Average noninterest-earning assets increased by $12.8 million to $35.8 million for the three months ended March 31, 2022, compared to $23.0 million in the same period of 2021. Average noninterest-bearing deposits increased by $12.9 million to $124.5 million during the three months ended March 31, 2022, compared to $111.6 million in the same period of 2021. The average balance in stockholders’ equity increased by $3.5 million for the three months ended March 31, 2022 when compared with the same period of 2021.

The following table sets forth information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities for the three-month periods ended March 31, 2022 and 2021. Average balances are also provided for noninterest-earning assets and noninterest-bearing liabilities.

	Three Months Ended			Three Months Ended
	March 31, 2022			March 31, 2021
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
Assets:
Loans (1)	$484,840,152	$5,683,362	4.69%	$527,459,924	$5,984,657	4.54%
Securities, taxable (2)	152,685,500	645,744	1.69%	83,279,735	212,244	1.02%
Securities, tax exempt (2)	19,650,625	192,698	3.92%	21,150,879	206,367	3.90%
Federal funds sold and other interest-earning assets (2)	17,541,166	13,117	0.30%	23,532,775	14,818	0.25%
Total interest-earning assets	674,717,443	6,534,921	3.87%	655,423,313	6,418,086	3.92%
Noninterest-earning assets	35,830,220			23,003,563
Total assets	$710,547,663			$678,426,876

Liabilities and Stockholders’ Equity:
NOW, savings, and money market	$321,922,683	104,877	0.13%	$282,568,395	130,585	0.18%
Certificates of deposit	176,031,048	233,683	0.53%	194,296,941	464,935	0.96%
Securities sold under repurchase agreements	4,395,100	3,251	0.30%	10,445,266	13,511	0.52%
Long-term debt	16,659,192	171,375	4.11%	16,973,984	175,656	4.14%
FHLB advances and other borrowings	5,000,000	12,450	1.00%	5,000,000	12,450	1.00%
Total interest-bearing liabilities	524,008,023	525,636	0.40%	509,284,586	797,137	0.63%

Noninterest-bearing deposits	124,549,116			111,624,572
Noninterest-bearing liabilities	5,620,689			4,694,670
Total liabilities	654,177,828			625,603,828
Stockholders' equity	56,369,835			52,823,048
Total liabilities and stockholders' equity	$710,547,663			$678,426,876

Net interest income		$6,009,285			$5,620,949

Interest rate spread			3.47%			3.29%

Net yield on interest-earning assets			3.56%			3.43%

Ratio of average interest-earning assets to Average interest-bearing liabilities			128.76%			128.69%

(1)  Nonaccrual loans are included in the average balance.

(2)  Interest on tax-exempt securities and other tax-exempt investments are reported on fully taxable equivalent basis based upon tax rates of 21% for Federal and 8.25% for State.

Noninterest Income

Noninterest income for the three months ended March 31, 2022 was $495,807, compared to $556,945 for the same period of 2021, a decrease of $61,138, or 11.0%. The decrease was primarily a result of a $133,579 decrease in mortgage banking income as a result of residential refinance activity declining due to rising interest rates, offset by a $93,600 increase in the gain on the sale of SBA loans.

Noninterest Expense

Noninterest expense for the three months ended March 31, 2022 totaled $3,799,598 compared to $3,395,124 for the same period of 2021, an increase of $404,474, or 11.91%. The increase was due primarily to increases in salaries and benefits of $152,961 and in other expenses of $255,366. Salaries and benefits increased due to normal and usual annual salary increases that are effective January 1 of each year as well as an increase in full-time equivalents. The other expense increase was due to a $241,809 increase in professional fees as a result of recruitment fees paid to fill several positions.

Income Tax Expense

Income tax expense for the three months ended March 31, 2022 was $609,496, compared to $585,701 for the same period of 2021. The effective tax rate was 22.9% for the three months ended March 31, 2022, compared to 22.4% for the same period of 2021.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk is interest rate fluctuation and we have procedures in place to evaluate and mitigate this risk. This market risk and our procedures are described in Item 7 of Part II the on Form 10-K under the heading, “Interest Rate Risk”, which provides information as of December 31, 2021. Management believes that no material changes in market risk or our procedures used to evaluate and mitigate these risks have occurred since December 31, 2021.

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

An evaluation of the effectiveness of these disclosure controls as of March 31, 2022 was carried out under the supervision and with the participation of management, including the PEO and the PFO. Based on that evaluation, management, including the PEO and the PFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the quarter ended March 31, 2022, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.         Defaults upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

Not Applicable.

Item 5.         Other Information

None.

Item 6.         Exhibits

The exhibits filed or furnished with this quarterly report are listed in the following Exhibit Index:

Exhibit	Description

31.1	Certifications of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certifications of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

32	Certification of the Principal Executive Officer and the Principal Financial Office pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104

The cover page of Farmers and Merchants Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in Inline XBRL, included within the Exhibit 101 attachments (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS AND MERCHANTS BANCSHARES, INC.

Date: May 13, 2022	/s/ James R. Bosley, Jr.
James R. Bosley, Jr.
President and Chief Executive Officer (Principal Executive Officer)

Date May 13, 2022	/s/ Mark C. Krebs
Mark C. Krebs Treasurer and Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)