Form 10-Q
period 2022-06-30
Farmers & Merchants Bancshares, Inc.
filed 2022-08-15
CIK 1698022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2022

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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,053,487 as of August 12, 2022.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30,	December 31,
	2022	2021
	(Unaudited)
Assets

Cash and due from banks	$17,626,699	$25,258,932
Federal funds sold and other interest-bearing deposits	764,765	1,203,174
Cash and cash equivalents	18,391,464	26,462,106
Certificates of deposit in other banks	100,000	350,000
Securities available for sale, at fair value	138,203,495	149,237,916
Securities held to maturity, at cost	20,551,611	21,851,975
Equity security at fair value	501,662	543,605
Restricted stock, at cost	695,000	675,400
Mortgage loans held for sale	-	126,500
Loans, less allowance for loan losses of $3,648,128 and $3,650,268	491,076,252	482,011,334
Premises and equipment, net	6,224,363	6,259,421
Accrued interest receivable	1,587,370	1,609,063
Deferred income taxes, net	6,707,600	2,177,450
Other real estate owned, net	1,242,365	1,242,365
Bank owned life insurance	11,665,419	11,556,163
Goodwill and other intangibles, net	7,046,916	7,051,080
Other assets	5,762,923	5,522,877
	$709,756,440	$716,677,255

Liabilities and Stockholders' Equity

Deposits
Noninterest-bearing	$135,196,047	$124,175,615
Interest-bearing	494,276,250	502,239,055
Total deposits	629,472,297	626,414,670
Securities sold under repurchase agreements	5,649,445	5,414,026
Federal Home Loan Bank of Atlanta advances	5,000,000	5,000,000
Long-term debt, net of issuance costs	16,037,274	16,978,905
Accrued interest payable	268,749	295,910
Other liabilities	5,139,695	5,952,286
	661,567,460	660,055,797
Stockholders' equity
Common stock, par value $.01 per share, authorized 5,000,000 shares; issued and outstanding 3,053,487 in 2022 and 3,037,137 in 2021	30,535	30,372
Additional paid-in capital	29,197,475	28,857,422
Retained earnings	32,288,555	29,128,600
Accumulated other comprehensive loss	(13,327,585)	(1,394,936)
	48,188,980	56,621,458
	$709,756,440	$716,677,255

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

Interest income
Loans, including fees	$5,370,350	$5,783,660	$11,053,712	$11,768,317
Investment securities - taxable	742,087	329,731	1,386,548	540,955
Investment securities - tax exempt	140,823	152,412	290,310	312,986
Federal funds sold and other interest earning assets	21,887	15,308	34,302	29,445
Total interest income	6,275,147	6,281,111	12,764,872	12,651,703

Interest expense
Deposits	319,204	533,437	657,764	1,128,957
Securities sold under repurchase agreements	2,433	14,972	5,684	28,483
Federal Home Loan Bank advances and long-term debt	181,325	190,181	365,150	378,287
Total interest expense	502,962	738,590	1,028,598	1,535,727
Net interest income	5,772,185	5,542,521	11,736,274	11,115,976

Provision for (recovery of) loan losses	-	(20,000)	-	100,000

Net interest income after provision for (recovery of) loan losses	5,772,185	5,562,521	11,736,274	11,015,976

Noninterest income
Service charges on deposit accounts	191,727	176,483	373,193	335,674
Mortgage banking income	64,986	240,666	187,674	496,933
Bank owned life insurance income	56,266	82,922	109,256	153,041
Fair value adjustment on equity security	(18,096)	511	(44,913)	(8,158)
Gain on sale of SBA loans	64,523	-	158,123	-
Gain on premium call of debt security	-	-	-	8,569
Other fees and commissions	82,235	47,974	154,115	119,442
Total noninterest income	441,641	548,556	937,448	1,105,501

Noninterest expense
Salaries	1,928,257	1,844,736	3,668,652	3,471,074
Employee benefits	437,615	438,133	949,407	911,021
Occupancy	213,238	245,318	441,665	495,530
Furniture and equipment	224,593	183,689	439,208	380,372
Other	764,883	797,257	1,869,252	1,646,260
Total noninterest expense	3,568,586	3,509,133	7,368,184	6,904,257

Income before income taxes	2,645,240	2,601,944	5,305,538	5,217,220
Income taxes	594,507	569,725	1,204,003	1,155,426
Net income	$2,050,733	$2,032,219	$4,101,535	$4,061,794

Earnings per share - basic and diluted	$0.67	$0.67	$1.35	$1.35

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Net income	$2,050,733	$2,032,219	$4,101,535	$4,061,794

Other comprehensive loss, net of income taxes:

Securities available for sale
Net unrealized loss arising during the period	(7,542,338)	(207,421)	(16,462,801)	(1,106,751)

Reclassification adjustment for realized gains and losses included in net income	-	-	-	8,569
Total unrealized loss on investment securities available for sale	(7,542,338)	(207,421)	(16,462,801)	(1,098,182)

Income tax benefit	(2,075,462)	(57,077)	(4,530,152)	(302,192)
Total other comprehensive loss	(5,466,876)	(150,344)	(11,932,649)	(795,990)

Total comprehensive (loss) income	$(3,416,143)	$1,881,875	$(7,831,114)	$3,265,804

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Three and six months Ended June 30, 2022 and 2021

(Unaudited)

			Additional		Accumulated other	Total
	Common stock		paid-in	Retained	comprehensive	stockholders'
	Shares	Par value	capital	earnings	income (loss)	equity
Three months ended June 30, 2021
Balance, March 31, 2021	3,011,255	$30,113	$28,294,139	$24,728,529	$60,631	$53,113,412
Net income	-	-	-	2,032,219	-	2,032,219
Other comprehensive loss	-	-	-	-	(150,344)	(150,344)
Cash dividends, $0.28 per share	-	-	-	(843,177)	-	(843,177)
Dividends reinvested	12,232	122	263,110	-	-	263,232

Balance, June 30, 2021	3,023,487	$30,235	$28,557,249	$25,917,571	$(89,713)	$54,415,342

Six months ended June 30, 2021
Balance, December 31, 2020	3,011,255	$30,113	$28,294,139	$22,698,954	$706,277	$51,729,483
Net income	-	-	-	4,061,794	-	4,061,794
Other comprehensive loss	-	-	-	-	(795,990)	(795,990)
Cash dividends, $0.28 per share	-	-	-	(843,177)	-	(843,177)
Dividends reinvested	12,232	122	263,110	-	-	263,232

Balance, June 30, 2021	3,023,487	$30,235	$28,557,249	$25,917,571	$(89,713)	$54,415,342

Three months ended June 30, 2022
Balance, March 31, 2022	3,037,137	$30,372	$28,857,422	$31,179,402	$(7,860,709)	$52,206,487
Net income	-	-	-	2,050,733	-	2,050,733
Other comprehensive loss	-	-	-	-	(5,466,876)	(5,466,876)
Cash dividends, $0.31 per share	-	-	-	(941,580)	-	(941,580)
Dividends reinvested	16,350	163	340,053	-	-	340,216

Balance, June 30, 2022	3,053,487	$30,535	$29,197,475	$32,288,555	$(13,327,585)	$48,188,980

Six months ended June 30, 2022
Balance, December 31, 2021	3,037,137	$30,372	$28,857,422	$29,128,600	$(1,394,936)	$56,621,458
Net income	-	-	-	4,101,535	-	4,101,535
Other comprehensive loss	-	-	-	-	(11,932,649)	(11,932,649)
Cash dividends, $0.31 per share	-	-	-	(941,580)	-	(941,580)
Dividends reinvested	16,350	163	340,053	-	-	340,216

Balance, June 30, 2022	3,053,487	$30,535	$29,197,475	$32,288,555	$(13,327,585)	$48,188,980

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

Six Months Ended June 30,	2022	2021

Reconciliation of net income to net cash provided by operating activities
Net income	$4,101,535	$4,061,794
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	232,905	241,912
Provision for loan losses	-	100,000
Amortization of right of use asset	3,567	15,475
Equity security dividends reinvested	(2,970)	(3,506)
Fair value adjustment on equity security	44,913	8,158
Gain on sale of SBA loans	(158,123)	-
Gain on sale of premises and equipment	-	(37,613)
Gain on premium call of debt security	-	(8,569)
Amortization of debt issuance costs	2,812	2,813
Amortization of premiums and accretion of discounts, net	(217,364)	130,805
Bank owned life insurance cash surrender value	(109,256)	(153,041)
Increase (decrease) in
Deferred loan fees and costs, net	(154,672)	275,916
Accrued interest payable	(27,161)	(254,842)
Other liabilities	(741,433)	133,891
Decrease (increase) in
Mortgage loans held for sale	126,500	355,530
Accrued interest receivable	21,693	279,524
Other assets	(332,782)	335,427

Net cash provided by operating activities	2,790,164	5,483,674

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

Six Months Ended June 30,	2022	2021

Cash flows from investing activities
Proceeds from maturity and call of securities
Available for sale	12,541,788	17,250,486
Held to maturity	1,355,000	2,078,569
Purchase of securities
Available for sale	(18,235,716)	(62,471,145)
Held to maturity	-	(342,062)
Purchases of certificates of deposit	250,000	500,000
Loans made to customers, net of principal collected	(9,657,312)	3,981,211
Proceeds from sale of SBA loans	1,250,154	-
Redemption (purchase) of stock in FHLB of Atlanta	(19,600)	225,331
Purchase of bank owned life insurance	-	(3,700,000)
Proceeds from sale of premises and equipment	-	1,359,613
Purchases of premises, equipment and software	(179,836)	(113,873)
Net cash used in investing activities	(12,695,522)	(41,231,870)

Cash flows from financing activities
Net increase (decrease) in
Noninterest-bearing deposits	11,020,432	23,557,714
Interest-bearing deposits	(7,875,328)	15,318,315
Securities sold under repurchase agreements	235,419	(11,067,408)
Long-term debt principal payments	(944,443)	-
Dividends paid , net of reinvestments	(601,364)	(579,945)

Net cash provided by financing activities	1,834,716	27,228,676

Net decrease in cash and cash equivalents	(8,070,642)	(8,519,520)

Cash and cash equivalents at beginning of period	26,462,106	40,975,670
Cash and cash equivalents at end of period	$18,391,464	$32,456,150

Supplementary disclosure of cash flow information:
Cash paid during the period for interest	$1,136,260	$6,385,841
Cash paid during the period for income taxes	1,906,122	650,000
Net unrealized loss on securities available for sale	(16,462,801)	(1,098,182)

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1.	Principles of consolidation

The consolidated financial statements include the accounts of Farmers and Merchants Bancshares, Inc. and its wholly owned subsidiaries, Farmers and Merchants Bank (the “Bank”), and Series Protected Cell FCB-4 (the “Insurance Subsidiary”), and one subsidiary of the Bank, Reliable Community Financial Services, Inc. (collectively the “Company”, “we”, “us”, or “our”). The Insurance Subsidiary constitutes an investment by Farmers and Merchants Bancshares, Inc. in 100% of a series of membership interests issued by First Community Bankers Insurance Co., LLC, a Tennessee “series” limited liability company and licensed property and casualty insurance company. Intercompany balances and transactions, including the insurance premium paid by the Bank to the Insurance Subsidiary through an intermediary, have been eliminated.

2.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods have been made. Such adjustments were normal and recurring in nature. The results of operations for the three- and six- month periods ended June 30, 2022 do not necessarily reflect the results that may be expected for the fiscal year ending December 31, 2022 or any future interim period. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2021, which are included in Farmers and Merchants Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021 that was filed with the Securities and Exchange Commission (the “SEC”).

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

Loans acquired through business combinations that meet the specific criteria of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310-30 designated as purchase credit impaired loans are individually evaluated each period to analyze expected cash flows. To the extent that the expected cash flows of a loan have decreased due to credit deterioration, the Company establishes an allowance.

The excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized into interest income over the remaining life of the loan. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable discount. These loans are accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. The nonaccretable discount includes estimated future credit losses expected to be incurred over the life of the loan. Subsequent decreases in expected cash flows will require us to evaluate the need for an addition to the allowance for loan losses. Subsequent improvement in expected cash flows will result in the transfer of a corresponding amount of the nonaccretable discount, which we will then reclassify as accretable discount to be recognized into interest income over the remaining life of the loan.

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

Recent Accounting Pronouncements

In June 2016, FASB issued Accounting Standards Update (“ASU”) 2016‑13, “Financial Instruments – Credit Losses”. The ASU sets forth a “current expected credit loss” (CECL) model that requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. ASU 2019-10 “Financial Instruments – Credit Losses (Topic 326), Derivatives and hedging (Topic 815), and Leases (Topic 842): Effective Dates” extended the implementation date to January 1, 2023 for SEC-registered smaller reporting companies and private companies. The Company is a smaller reporting company. The Company has engaged a third-party vendor to assist in the implementation of this ASU. The CECL model is being run parallel with the current calculation of the allowance for loan losses during 2022. The detailed loan data was successfully uploaded to the new model for both March 31, and June 30, 2022. Loan categories have been finalized and qualitative factors are being fine-tuned. Several members of the Company’s senior management and credit administration teams are participating in the implementation.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 843)”: Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU Provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effect of) reference rate reform, on financial reporting. The risk of termination of the London Interbank Offered Rate (LIBOR), has caused regulators to undertake reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based that are less susceptible to manipulation. ASU 2020-04 is effective between March 12, 2020 and December 31, 2022. The Company has identified its products that utilize LIBOR and has begun efforts to transition to the Secured Overnight Financing Rate in 2023. Borrowers have been notified of the pending change.

In March 2022, the FASB issued Accounting Standards Update (ASU) No. 2022-02, “Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures.” ASU 2022-02 addresses areas identified by the FASB as part of its post-implementation review of the credit losses standard (ASU 2016-13) that introduced the CECL model. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. The amendments in this ASU should be applied prospectively, except for the transition method related to the recognition and measurement of TDRs, an entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. For entities that have adopted ASU 2016-13, ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For entities that have not yet adopted ASU 2016-13, the effective dates for ASU 2022-02 are the same as the effective dates in ASU 2016-13. Early adoption is permitted if an entity has adopted ASU 2016-13. An entity may elect to early adopt the amendments about TDRs and related disclosure enhancements separately from the amendments related to vintage disclosures. The Company is currently assessing the impact that ASU 2022-02 will have on its consolidated financial statements.

The accounting policies adopted by management are consistent with authoritative GAAP and are consistent with those followed by our peers.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

3.	Investment Securities

Investments in debt securities are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
June 30, 2022	cost	gains	losses	value

Available for sale

State and municipal	$751,764	$43	$18,632	$733,175
SBA pools	1,191,690	2,166	17,666	1,176,190
Corporate bonds	10,444,988	-	609,385	9,835,603
Mortgage-backed securities	144,202,367	7,104	17,750,944	126,458,527
	$156,590,809	$9,313	$18,396,627	$138,203,495

Held to maturity

State and municipal	$20,551,611	$7,744	$1,498,922	$19,060,433

	Amortized	Unrealized	Unrealized	Fair
December 31, 2021	cost	gains	losses	value

Available for sale

State and municipal	$753,061	$10,437	$-	$763,498
SBA pools	1,418,770	1,656	22,664	1,397,762
Corporate bonds	9,225,153	64,595	55,541	9,234,207
Mortgage-backed securities	139,765,445	336,084	2,259,080	137,842,449
	$151,162,429	$412,772	$2,337,285	$149,237,916

Held to maturity

State and municipal	$21,851,975	$1,020,877	$67,251	$22,805,601

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

3.	Investment Securities (continued)

Contractual maturities, shown below, will differ from actual maturities because borrowers and issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
June 30, 2022	cost	value	cost	value

Within one year	$251,764	$250,058	$330,000	$330,360
Over one to five years	3,615,881	3,482,470	472,108	467,883
Over five to ten years	7,329,107	6,836,250	1,790,571	1,728,475
Over ten years	-	-	17,958,932	16,533,715
	11,196,752	10,568,778	20,551,611	19,060,433
Mortgage-backed securities and
SBA pools, due in monthly installments	145,394,057	127,634,717	-	-
	$156,590,809	$138,203,495	$20,551,611	$19,060,433

Securities with a carrying value of $14,912,572 and $14,307,989 as of June 30, 2022 and December 31, 2021, respectively, were pledged as collateral for government deposits and securities sold under repurchase agreements.

During the six months ended June 30, 2022, there were no sales of securities. During the six months ended June 30, 2021, the Company received proceeds of $513,845 from the call at a premium of available for sale investment securities. The Company realized an $8,569 gain on the call of the securities.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

3.	Investment Securities (continued)

The following table sets forth the Company’s gross unrealized losses on a continuous basis for investments in debt securities, by category and length of time, at June 30, 2022 and December 31, 2021.

June 30, 2022	Less than 12 months		12 months or more		Total
Description of investments	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

State and municipal	$13,544,577	$1,260,183	$851,323	$257,371	$14,395,900	$1,517,554
SBA pools	-	-	961,383	17,666	961,383	17,666
Corporate bonds	8,935,603	609,385	-	-	8,935,603	609,385
Mortgage-backed securities	99,086,398	12,780,048	24,732,347	4,970,896	123,818,745	17,750,944
Total	$121,566,578	$14,649,616	$26,545,053	$5,245,933	$148,111,631	$19,895,549

December 31, 2021	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
Description of investments	Fair value	losses	Fair value	losses	Fair value	losses

State and municipal	$1,324,648	$35,720	$715,650	$31,531	$2,040,298	$67,251
SBA pools	-	-	1,133,398	22,664	1,133,398	22,664
Corporate bonds	5,443,886	55,541	-	-	5,443,886	55,541
Mortgage-backed securities	117,840,965	2,034,858	4,781,586	224,222	122,622,551	2,259,080
Total	$124,609,499	$2,126,119	$6,630,634	$278,417	$131,240,133	$2,404,536

Management has the ability and intent to hold securities classified as held to maturity until they mature, at which time the Company should receive full value for the securities. As of June 30, 2022 and December 31, 2021, management did not have the intent to sell any of the held to maturity or available for sale securities with unrealized losses before a recovery of cost. The unrealized losses detailed in the table above were due to increases in market interest rates over the yields available at the time the underlying securities were purchased as well as other market conditions for each particular security based upon the structure and remaining principal balance. The fair values of the debt securities are expected to recover as the securities approach their maturity dates or repricing dates or if market yields for such investments decline. Based on the foregoing factors, as of June 30, 2022 and December 31, 2021, management believes that these unrealized losses are temporary and, accordingly, they have not been recognized in the Company’s consolidated statements of income. At June 30, 2022, 174 available for sale securities and 34 held to maturity securities had unrealized losses.

At June 30, 2022, none of the available for sale securities or held to maturity securities were other-than-temporarily impaired. In determining whether other-than-temporary impairment exists, management considers many factors, including (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) whether the Bank intends to sell the security, whether it is more likely than not that the Bank will be required to sell the security before recovery of its amortized cost basis, and whether the Bank expects to recover the security’s entire amortized cost basis. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

4.	Loans

Major categories of loans are as follows:

	June 30,	December 31,
	2022	2021
Real estate:
Commercial	$332,294,624	$319,185,116
Construction and land development	23,690,371	28,221,854
Residential	111,493,370	107,436,033
Commercial	27,613,645	31,182,206
Consumer	197,263	355,958
	495,289,273	486,381,167
Less: Allowance for loan losses	3,648,128	3,650,268
Deferred origination fees net of costs	564,893	719,565
	$491,076,252	$482,011,334

Commercial loans in the table above include $1.7 million and $9.7 million of Paycheck Protection Program (“PPP”) loans as of June 30, 2022 and December 31, 2021, respectively, which are 100% guaranteed by the Small Business Administration (“SBA”). $60 million were originated during 2021 and 2020 and we collected approximately $2,323,000 in fees from the SBA. A substantial portion of the remaining PPP loans in the Company’s portfolio are expected to be forgiven by the SBA. The fees, net of related origination costs, are being recognized as interest income over the term of the loans using the straight-line method, with accelerated recognition when the loan pays off before maturity through SBA forgiveness or other means. Income from PPP loans added approximately $159,000, net of taxes, for the six months ended June 30, 2022 compared to $507,000 for the same period in 2021. As of June 30, 2022, $36,000 of deferred PPP fees, net of income taxes, have not been recognized.

Nonaccrual loans, segregated by class of loans, were as follows:

	June 30,	December 31,
	2022	2021
Commercial real estate	$4,740,965	$4,810,965
Residential real estate	31,500	31,500
Commercial	152,449	152,449
	$4,924,914	$4,994,914

At June 30, 2022, the Company had two nonaccrual commercial real estate loans totaling $4,740,965, one nonaccrual residential real estate loan totaling $31,500, and one nonaccrual commercial loan totaling $152,449. The loans were secured by real estate, business assets, and personal guarantees. Gross interest income of $129,027 would have been recorded for the six months ended June 30, 2022 had these nonaccrual loans been current and performing in accordance with their original terms. The Company allocated $281,910 of its allowance for loan losses to these nonaccrual loans. The recorded investment of the nonaccrual loans was net of charge-offs and a nonaccretable discount totaling $8,176 at June 30, 2022.

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

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

4.	Loans (continued)

An age analysis of past due loans, segregated by type of loan, is as follows:

			90 Days				Past Due 90
	30 - 59 Days	60 - 89 Days	or More	Total		Total	Days or More
	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing
June 30, 2022
Real estate:
Commercial	$-	$-	$502,961	$502,961	$331,791,663	$332,294,624	$-
Construction and land development	-	-	-	-	23,690,371	23,690,371	-
Residential	-	-	31,500	31,500	111,461,870	111,493,370	-
Commercial	-	-	152,449	152,449	27,461,196	27,613,645	-
Consumer	-	-	-	-	197,263	197,263	-
Total	$-	$-	$686,910	$686,910	$494,602,363	$495,289,273	$-

December 31, 2021
Real estate:
Commercial	$-	$-	$502,961	$502,961	$318,682,155	$319,185,116	$-
Construction and land development	-	-	-	-	28,221,854	28,221,854	-
Residential	-	-	249,161	249,161	107,186,872	107,436,033	217,661
Commercial	-	-	415,690	415,690	30,766,516	31,182,206	263,241
Consumer	-	-	-	-	355,958	355,958	-
Total	$-	$-	$1,167,812	$1,167,812	$485,213,355	$486,381,167	$480,902

Impaired loans, segregated by class of loans with average recorded investment and interest recognized for the six months ended June 30, 2022 and the year ended December 31, 2021, are set forth in the following table:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded	Interest
	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
June 30, 2022
Commercial real estate	$6,887,147	$6,384,186	$502,961	$6,887,147	$129,461	$6,854,040	$55,042
Residential real estate	36,390	36,390	-	36,390	-	37,809	746
Commercial	152,449	-	152,449	152,449	152,449	152,449	-
	7,075,986	6,420,576	655,410	7,075,986	281,910	7,044,298	55,788

December 31, 2021
Commercial real estate	$6,820,932	$6,317,971	$502,961	$6,820,932	$129,461	$6,740,539	$125,079
Residential real estate	39,228	39,228	-	39,228	-	41,981	1,672
Commercial	152,449	-	152,449	152,449	152,449	76,225	69,005
	$7,012,609	$6,357,199	$655,410	$7,012,609	$281,910	$6,858,745	$195,756

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

4.	Loans (continued)

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

At June 30, 2022, the Company had three commercial real estate loans totaling $6,384,186 and one residential real estate loan totaling $36,390 that were classified as TDRs. One of the commercial real estate loans with an aggregate principal balance of $167,280 was restructured as a TDR during the 3 months ended June 30, 2022. Two of the commercial real estate loans with a principal balance of $4,405,284 were restructured as TDRs during the 6 months ended June 30, 2022. All are included in impaired loans above. At June 30, 2022, all four loans were paying as agreed. There have been no charge-offs or allowances associated with these loans.

At December 31, 2021, the Company had one commercial real estate loan totaling $2,009,967 and one residential real estate loan totaling $39,288 classified as TDRs. Both loans are included in impaired loans above and were paying as agreed. There have been no charge-offs or allowances associated with these loans.

Section 4013 of the U.S. Government’s Coronavirus Aid, Relief, and Economic Security Act allows financial institutions to suspend application of certain current TDRs accounting guidance under ASC 310-40 for loan modifications related to the COVID-19 pandemic made between March 1, 2020 and the earlier of January 1, 2022 or 60 days after the end of the COVID-19 national emergency, provided certain criteria are met. This relief can be applied to loan modifications for borrowers that were not more than 30 days past due as of December 31, 2019 and to loan modifications that defer or delay the payment of principal or interest, or change the interest rate on the loan. In April 2020, federal and state banking regulators issued the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus to provide further interpretation of when a borrower is experiencing financial difficulty, specifically indicating that if the modification is either short-term (e.g., six months) or mandated by a federal or state government in response to the COVID-19 pandemic, the borrower is not experiencing financial difficulty under ASC 310-40. The Company continues to prudently work with borrowers negatively impacted by the COVID-19 pandemic while managing credit risks and recognizing appropriate allowance for loan losses on its loan portfolio. As of June 30, 2022, one loan totalling $4.2 million, or 1% of the Company’s loan portfolio, was operating under a three-month deferral. This loan was classified as a TDR as of June 30, 2022 because it did not meet the criteria discussed above.

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

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

4.	Loans (continued)

Loans by credit grade, segregated by loan type, are as follows:

		Above			Pass	Special
June 30, 2022	Excellent	average	Average	Acceptable	watch	mention	Substandard	Doubtful	Total

Real estate:
Commercial	$-	$37,521	$72,159,512	$169,371,054	$81,413,203	$182,345	$9,130,989	$-	$332,294,624
Construction and land development	-	-	3,563,803	13,592,183	6,534,385	-	-	-	23,690,371
Residential	50,109	605,369	43,027,828	58,109,929	7,341,418	-	2,358,717	-	111,493,370
Commercial	1,728,693	100,000	7,553,396	14,800,654	3,278,453	-	152,449	-	27,613,645
Consumer	3,284	46,769	118,695	-	9,266	-	-	19,249	197,263
	$1,782,086	$789,659	$126,423,234	$255,873,820	$98,576,725	$182,345	$11,642,155	$19,249	$495,289,273

		Above			Pass	Special
December 31, 2021	Excellent	average	Average	Acceptable	watch	mention	Substandard	Doubtful	Total

Real estate:
Commercial	$-	$1,225,732	$73,924,748	$146,174,439	$82,018,890	$3,345,788	$12,495,519	$-	$319,185,116
Construction and land development	-	-	3,853,775	12,452,257	9,973,457	1,942,365	-	-	28,221,854
Residential	41,152	708,162	46,358,477	48,295,430	9,570,815	-	2,461,997	-	107,436,033
Commercial	9,774,570	-	5,292,721	12,585,396	3,377,070	-	152,449	-	31,182,206
Consumer	5,813	168,037	147,903	2,280	11,298	-	-	20,627	355,958
	$9,821,535	$2,101,931	$129,577,624	$219,509,802	$104,951,530	$5,288,153	$15,109,965	$20,627	$486,381,167

The principal balances of loans in the Pass/Watch category as of June 30, 2022 and December 31, 2021 include loans that were granted payment deferrals due to COVID-19. The loans were downgraded to the Pass/Watch category if they were in a higher rated category at the time the deferral was granted. Loans that completed their deferral and are making scheduled payments again are being re-evaluated on a loan-by-loan basis to determine if they warrant upgrading.

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

The following table details activity in the allowance for loan losses and loan balances by portfolio as of and for the six-month periods ended June 30, 2022 and 2021 and for the year ended December 31, 2021. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

						Allowance for loan losses ending			Outstanding loan balances
		Provision for				balance evaluated for impairment:			evaluated for impairment:
	Beginning	(recovery of)	Charge		Ending	Purchase Credit			Purchase Credit
June 30, 2022	balance	loan losses	offs	Recoveries	balance	Individually	Impaired	Collectively	Individually	Impaired	Collectively

Real estate:
Commercial	$2,482,930	$6,074	$(7,772)	$-	$2,481,232	$129,461	$-	$2,351,771	$6,887,147	$15,065	$325,392,412
Construction and land development	214,547	(68,084)	-	8,100	154,563	-	-	154,563	-	377,854	23,312,517
Residential	603,558	56,699	-	-	660,257	-	-	660,257	36,390	244,554	111,212,426
Commercial	255,413	24,760	(2,468)	-	277,705	152,449	-	125,256	152,449	-	27,461,196
Consumer	4,370	(892)	-	-	3,478	-	-	3,478	-	-	197,263
Unallocated	89,450	(18,557)	-	-	70,893	-	-	70,893	-	-	-
	$3,650,268	$-	$(10,240)	$8,100	$3,648,128	$281,910	$-	$3,366,218	$7,075,986	$637,473	$487,575,814

						Allowance for loan losses ending			Outstanding loan balances
		Provision for				balance evaluated for impairment:			evaluated for impairment:
	Beginning	(recovery of)	Charge		Ending	Purchase Credit			Purchase Credit
June 30, 2021	balance	loan losses	offs	Recoveries	balance	Individually	Impaired	Collectively	Individually	Impaired	Collectively

Real estate:
Commercial	$2,230,129	$373,796	$-	$3,500	$2,607,425	$-	$-	$2,607,425	$6,609,506	$-	$312,713,274
Construction and land development	201,692	(67,611)	-	8,100	142,181	-	-	142,181	-	1,544,309	29,867,218
Residential	644,639	(148,627)	(18,970)	-	477,042	-	-	477,042	42,005	511,413	118,940,199
Commercial	111,390	(18,184)	-	15,000	108,206	-	-	108,206	-	-	51,330,242
Consumer	2,138	450	-	-	2,588	-	-	2,588	-	-	402,457
Unallocated	106,550	(39,824)	-	-	66,726	-	-	66,726	-	-	-
	$3,296,538	$100,000	$(18,970)	$26,600	$3,404,168	$-	$-	$3,404,168	$6,651,511	$2,055,722	$513,253,390

						Allowance for loan losses ending			Outstanding loan balances
		Provision for				balance evaluated for impairment:			evaluated for impairment:
	Beginning	(recovery of)	Charge		Ending	Purchase Credit			Purchase Credit
December 31, 2021	balance	loan losses	offs	Recoveries	balance	Individually	Impaired	Collectively	Individually	Impaired	Collectively

Real estate:
Commercial	$2,230,129	$241,301	$-	$11,500	$2,482,930	$129,461	$-	$2,353,469	$6,820,932	$56,825	$312,307,359
Construction and land development	201,692	(3,345)	-	16,200	214,547	-	-	214,547	-	383,666	27,838,188
Residential	644,639	(22,111)	(18,970)	-	603,558	-	-	603,558	39,228	568,151	106,828,654
Commercial	111,390	129,023	-	15,000	255,413	152,449	-	102,964	152,449	-	31,029,757
Consumer	2,138	2,232	-	-	4,370	-	-	4,370	-	-	355,958
Unallocated	106,550	(17,100)	-	-	89,450	-	-	89,450	-	-	-
	$3,296,538	$330,000	$(18,970)	$42,700	$3,650,268	$281,910	$-	$3,368,358	$7,012,609	$1,008,642	$478,359,916

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

4.	Loans (Continued)

The following table provides activity for the accretable credit discount of purchased loans:

2022

Balance at December 31, 2021	$1,629,242
Accretion	442,354
Balance at June 30, 2022	$1,186,888

At June 30, 2022, the nonaccretable discount on purchased impaired loans was $241,587, a decrease of $225,000 from December 31, 2021 as a result of one of the loans paying off in full. At June 30, 2022 the accretable discount on purchased impaired loans was $37,572 after the accretion of $103,036. At June 30, 2022, the remaining yield premium on purchased loans was $1,120,316. At June 30, 2022, the principal balance of purchased loans was $91,020,965 and the carrying value was $90,675,234. At June 30, 2022, there were no residential real estate loans in the process of foreclosure.

5.	Goodwill and Other Intangibles

The acquisition of Carroll Bancorp, Inc. in October of 2020 resulted in the recording of goodwill and core deposit intangible (“CDI”). The following table presents the changes in both assets:

	Goodwill	CDI	Total

Balance at December 31, 2021	$6,978,208	$72,872	$7,051,080
Amortization	-	(4,164)	(4,164)
Balance at June 30, 2022	$6,978,208	$68,708	$7,046,916

The CDI is being amortized over 10 years on a straight-line basis. Annual amortization will be $8,328 for each of the years ended December 31, 2022 through 2029 and $6,246 in 2030. Since the merger was a tax-free reorganization, goodwill and CDI are not deductible for income tax purposes.

6.	Lease Commitments

The Company and its subsidiaries are obligated under operating leases for certain office premises.

The following table shows operating lease right of use assets and operating lease liabilities as of June 30, 2022 and December 31, 2021:

	Consolidated Balance
	Sheet classification	June 30, 2022	December 31, 2021
Operating lease right of use asset	Other assets	$1,018,657	$1,093,382
Operating lease liabilities	Other liabilities	1,240,412	1,311,570

Operating lease cost included in occupancy expense in the statement of income for the three months ended June 30, 2022 and 2021was $47,323 and $51,421, respectively. Operating lease cost included in occupancy expense in the statement of income for the six months ended June 30, 2022 and 2021 was $94,852 and $101,351, respectively.

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

A maturity analysis of operating lease liabilities, including those option years for which the Company is reasonably certain to renew, and reconciliation of the undiscounted cash flows to the total operating lease liabilities are as follows:

Year	Amount

2022	$91,834
2023	187,951
2024	193,442
2025	199,107
2026	204,952
Thereafter	492,394
Total undiscounted cash flow	1,369,680
Discount	(129,268)
Lease liabilities	$1,240,412

For operating leases as of June 30, 2022, the weighted average remaining lease term is 7.0 years and the weighted average discount rate is 3.25%. During the six-month periods ended June 30, 2022 and 2021, cash paid for amounts included in the measurement of lease liabilities was $91,285 and $85,876, respectively.

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

The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and was phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reached 2.5% on January 1, 2019). The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and does not have current applicability to the Bank. As of June 30, 2022, the Bank met all capital adequacy requirements under the Basel III Capital Rules on a fully phased‑in basis.

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

The following table presents actual and required capital ratios as of June 30, 2022 and December 31, 2021 for the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of June 30, 2022 and December 31, 2021 based on the phase-in provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. Capital ratios of the Company are substantially the same as the Bank’s.

			Minimum		To Be Well
(Dollars in thousands)	Actual		Capital Adequacy		Capitalized
June 30, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$72,015	12.84%	$58,907	10.50%	$56,102	10.00%
Tier 1 capital (to risk-weighted assets)	68,367	12.19%	47,687	8.50%	44,882	8.00%
Common equity tier 1 (to risk- weighted assets)	68,367	12.19%	39,271	7.00%	36,466	6.50%
Tier 1 leverage (to average assets)	68,367	9.52%	28,723	4.00%	35,904	5.00%

			Minimum		To Be Well
(Dollars in thousands)	Actual		Capital Adequacy		Capitalized
December 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$69,957	13.24%	$55,471	10.50%	$52,830	10.00%
Tier 1 capital (to risk-weighted assets)	66,307	12.55%	44,905	8.50%	42,264	8.00%
Common equity tier 1 (to risk- weighted assets)	66,307	12.55%	36,981	7.00%	34,339	6.50%
Tier 1 leverage (to average assets)	66,307	9.27%	28,614	4.00%	35,767	5.00%

To be categorized as well capitalized, the Bank must maintain ratios as set forth in the table. As of June 30, 2022, the most recent notification from the Federal Deposit Insurance Corporation (the “FDIC”) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There have been no conditions or events since that notification that management believes have changed the Bank’s category.

The FDIC, through formal or informal agreement, has the authority to require an institution to maintain higher capital ratios than those provided by statute, to be categorized as well capitalized under the regulatory framework for prompt corrective action.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

8.	Fair Value

In accordance with ASC 820, “Fair Value Measurements and Disclosure”, the Bank uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Bank’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

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

In accordance with the guidance, a hierarchy of valuation techniques is based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. The three levels of the fair value hierarchy under ASC 820 based on these two types of inputs are as follows:

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

The following table summarizes financial assets measured at fair value on a recurring and nonrecurring basis as of June 30, 2022 and December 31, 2021, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Carrying Value:
	Level 1	Level 2	Level 3	Total
June 30, 2022

Recurring:
Available for sale securities
State and municipal	$-	$733,175	$-	$733,175
SBA pools	-	1,176,190	-	1,176,190
Corporate bonds	-	9,835,603	-	9,835,603
Mortgage-backed securities	-	126,458,527	-	126,458,527
	$-	$138,203,495	$-	$138,203,495

Equity security at fair value
Mutual fund	$501,662	$-	$-	$501,662

Nonrecurring:
Other real estate owned, net	$-	$-	$1,242,365	$1,242,365
Impaired loans	-	-	$373,500	$373,500

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

8.	Fair Value (continued)

	Carrying Value:
	Level 1	Level 2	Level 3	Total
December 31, 2021

Recurring:
Available for sale securities
State and municipal	$-	$763,498	$-	$763,498
SBA pools	-	1,397,762	-	1,397,762
Corporate Bonds	-	8,584,207	650,000	9,234,207
Mortgage-backed securities	-	137,842,449	-	137,842,449
	$-	$148,587,916	$650,000	$149,237,916

Equity security at fair value
Mutual fund	$543,605	$-	$-	$543,605

Nonrecurring:
Other real estate owned, net	$-	$-	$1,242,365	$1,242,365
Impaired loans	-	-	373,500	373,500

The following table displays quantitative information about level 3 inputs for June 30, 2022 and December 31, 2021:

June 30, 2022:
Assets	Fair Value	Valuation Techniques	Unobservable Input	Average
Impaired loans

Commercial real estate	$373,500	Discounted appraised value	Marketability/selling costs	10%
Commercial	-	Discounted appraised value	Marketability/selling costs	10%
Total impaired loans	$373,500	Discounted appraised value	Marketability/selling costs	10%

OREO	$1,242,365	Discounted appraised value	Marketability/selling costs	10%

December 31, 2021:
Assets	Fair Value	Valuation Techniques	Unobservable Input	Average
Impaired loans

Commercial real estate	$373,500	Discounted appraised value	Marketability/selling costs	10%
Commercial	-	Discounted appraised value	Marketability/selling costs	10%
Total impaired loans	$373,500	Discounted appraised value	Marketability/selling costs	10%

OREO	$1,242,365	Discounted appraised value	Marketability/selling costs	10%

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

8.	Fair Value (continued)

The estimated fair value of financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of the valuation inputs were as follows:

	June 30, 2022		December 31, 2021
	Carrying	Estimated	Carrying		Estimated
	Amount	Fair Value	Amount		Fair Value
Financial assets
Level 1 inputs
Cash and cash equivalents	$18,391,464	$18,391,464	$26,462,106		$26,462,106
Level 2 inputs
Certificates of deposit in other banks	100,000	100,000	350,000		350,000
Accrued interest receivable	1,587,370	1,587,370	1,609,063		1,609,063
Securities held to maturity	17,478,571	15,987,393	21,851,975		22,805,601
Mortgage loans held for sale	-	-	126,500	#	128,829
Restricted stock, at cost	695,000	695,000	675,400		675,400
Bank owned life insurance	11,665,419	11,665,419	11,556,163		11,556,163
Level 3 inputs
Securities held to maturity	3,073,040	3,073,040	3,073,040		3,073,040
Loans, net	491,076,252	486,506,004	482,011,334		487,012,970

Financial liabilities
Level 1 inputs
Noninterest-bearing deposits	$135,196,047	$135,196,047	$124,175,615		$124,175,615
Securities sold under repurchase agreements	5,649,445	5,649,445	5,414,026		5,414,026
Level 2 inputs
Interest-bearing deposits	494,276,250	491,506,250	502,239,055		502,396,172
Federal Home Loan Bank advances	5,000,000	4,718,000	5,000,000		4,967,000
Long-term debt	16,037,274	15,374,800	16,978,905		17,298,111
Accrued interest payable	268,749	268,749	295,910		295,910

9.	Earnings per Share

Basic earnings per share is determined by dividing net income available to stockholders by the weighted-average number of shares of common stock outstanding during the period and does not include the effect of any potentially dilutive common stock equivalents, giving retroactive effect to stock dividends declared during the period. Diluted earnings per share is determined in the same manner, except that the weighted-average number of shares of common stock outstanding is adjusted for the dilutive effect of outstanding common stock equivalents. The following table sets forth the calculation of basic and diluted earnings per share for the three- and six-month periods ended June 30, 2022 and 2021. There were no common stock equivalents outstanding during the six month periods ended June 30, 2022 or 2021.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Net income	$2,050,733	$2,032,219	$4,101,535	$4,061,794

Weighted average shares outstanding	3,038,215	3,011,927	3,037,679	3,011,593

Earnings per share - basic and diluted	$0.67	$0.67	$1.35	$1.35

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

10.	Retirement Plans

The Company has a profit sharing plan qualifying under Section 401(k) of the Internal Revenue Code. All employees age 21 or older with six months of service are eligible for participation in the plan. The Company matches employee contributions up to 4% of total compensation and may make additional discretionary contributions. Employee and employer contributions are 100% vested when made. The Company’s contributions to this plan were $59,426 and $64,824 for the three-month periods ended June 30, 2022 and 2021, respectively, and $139,166 and $141,743 for the six-month periods ended June 30, 2022 and 2021.

The Company has entered into agreements with 12 employees to provide certain life insurance benefits payable in connection with policies of life insurance on those employees that are owned by the Company. Each of the agreements provides for the amount of death insurance benefits to be paid to beneficiaries of the insured. For this plan, the Company expensed $1,702 and $1,661 for the three-month periods ended June 30, 2022 and 2021, respectively, and $3,405 and $3,322 for the six-month periods ended June 30, 2022 and 2021.

The Company adopted supplemental executive retirement plans for three of its executives. The plans provide cash compensation to the executive officers under certain circumstances, including a separation of service. The benefits vest over the period from adoption to a specified age for each executive. The Company recorded expenses related to these plans, including interest, of $45,000 and $42,000 for the three-month periods ended June 30, 2022 and 2021, respectively, and $90,000 and $84,000 for the six-month periods ended June 30, 2022 and 2021.

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

Effective October 1, 2020, pursuant to a series of merger transactions, Farmers and Merchants Bancshares, Inc. acquired Carroll Bancorp, Inc., and the Bank acquired Carroll Bancshares, Inc.’s wholly-owned bank subsidiary, Carroll Community Bank.

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

Paycheck Protection Program

The U.S. Government’s Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) established the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), which provided small businesses with resources to maintain payroll, hire back employees who may have been laid off, and to cover applicable overhead expenses. During 2021 and 2020, we originated approximately $60 million in PPP. All PPP loans are 100% guaranteed by the SBA, have up to a five-year maturity, and have an interest rate of 1%. These loans may be forgiven by the SBA if the borrower meets certain conditions, including by using at least 75% of the loan proceeds for payroll costs. The majority of the PPP loans have been forgiven as of June 30, 2022. The SBA also established processing fees from 1% to 5%, depending on the loan amount. During 2021 and 2020, the Company collected approximately $2,323,000 in fees from the SBA in connection with the originations of the PPP loans. The fees, net of related origination costs, are being recognized as interest income over the term of the loans using the straight-line method, with accelerated recognition when the loan pays off before maturity through SBA forgiveness or other means. During the six months ended June 30, 2022, approximately $219,000 in fees were recognized, compared to approximately $1,037,000 in the six months ended June 30, 2021. Approximately $50,000 of fees were unrecognized at June 30, 2022.

Financial Condition

Total assets decreased by $6,920,815, or 0.97%, to $709,756,440 at June 30, 2022 from $716,677,255 at December 31, 2021. The decrease in total assets was due primarily to decreases of $12,334,785 in debt securities and $8,070,642 in cash and cash equivalents, offset by an increase of $9,064,918 in loans and an increase of $4,530,150 in deferred income taxes.

Total liabilities increased $1,511,663, or 0.23%, to $661,567,460 at June 30, 2022 from $660,055,797 at December 31, 2021. The increase was due primarily to a $3,057,627 increase in deposits, offset by a $941,631 decrease in long-term debt and an $812,591 decrease in other liabilities.

Stockholders’ equity decreased by $8,432,478 to $43,188,980 at June 30, 2022 from $56,621,458 at December 31, 2021. The decrease was due to an increase of $11,932,649 in accumulated other comprehensive loss as a result of the decline in the market value of available for sale securities due to the significant increase in interest rates and dividends paid, net of reinvestments, of $601,364, offset by net income for the six-month period ended June 30, 2022 of $4,101,535.

Loans

Major categories of loans at June 30, 2022 and December 31, 2021 were as follows:

	June 30,		December 31,
	2022		2021

Real estate:
Commercial	$332,294,624	67%	$319,185,116	66%
Construction/Land development	23,690,371	5%	28,221,854	6%
Residential	111,493,370	23%	107,436,033	22%
Commercial	27,613,645	6%	31,182,206	6%
Consumer	197,263	0%	355,958	0%
	495,289,273	100%	486,381,167	100%
Less: Allowance for loan losses	3,648,128		3,650,268
Deferred origination fees net of costs	564,893		719,565
	$491,076,252		$482,011,334

Loans increased by $9,064,918, or 1.9%, to $491,076,252 at June 30, 2022 from $432,011,334 at December 31, 2021. The increase was due primarily to increases of $13,109,508 in commercial real estate loans and $4,057,337 in residential loans, offset by decreases of $3,568,561 in commercial loans and $4,531,433 in construction/land development loans. The decrease in commercial loans was driven primarily by a decrease of $8,037,246 in PPP loans. The allowance for loan losses decreased slightly by $2,140 to $3,643,128 at June 30, 2022 from $3,650,268 at December 31, 2021. Deferred origination fees, net of costs, decreased to $564,892 at June 30, 2022 from $719,565 at December 31, 2021, due primarily to the forgiveness of PPP loans.

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

The provision for loan losses was $0 and ($20,000) for the three-month periods ended June 30, 2022 and 2021, respectively The provision for loan losses was $0 and $100,000 for the six-month periods ended June 30, 2022 and 2021, respectively.

During the three-month periods ended June 30, 2022 and 2021, the Company had recoveries from loans written off in prior periods totaling $4,050 and $20,050, respectively, and charge-offs of $10,240 and $18,970, respectively. During the six-month periods ended June 30, 2022 and 2021, the Company had recoveries from loans written off in prior periods totaling $8,100 and $26,660, respectively, and charge-offs of $10,240 and $18,970, respectively.

Watch list loans include loans classified as Special Mention, Substandard, and Doubtful. As of June 30, 2022, the Company had $4,492,003 of loans on a watch list, other than impaired loans, for which the borrowers have the potential for experiencing financial difficulties. As of December 31, 2021, the Company had $13,140,695 of such loans. The decrease was due primarily to the repayment in full of six loans totaling approximately $6.6 million and the upgrading of one loan totaling $2.0 million. Watch List loans are subject to ongoing management attention and their classifications are reviewed regularly.

Management believes that the $3.6 million reserve at June 30, 2022 and the $0 provision for the six-month period ended June 30, 2022 are appropriate to adequately cover the probable and estimable losses inherent in the loan portfolio. The reserve is materially unchanged from December 31, 2021. Excluding PPP loans, the Company’s loan portfolio grew by $16.9 million during the first half of 2022. An increasing portfolio could typically require an increase in the provision. In addition, several qualitative factors were increased to reflect the potential impact of rising interest rates and some new additions to our lending staff. However, as noted above, the amount of watch list loans in the portfolio declined by $8.6 million. These loans receive a much higher reserve than the rest of the portfolio, so their decline offset the increasing portfolio and impact of the higher qualitative factors. Furthermore, there was no additional deterioration to the three loans that were negatively impacted by COVID -19, so no change in their reserve.

Investment Securities

Investments in debt securities decreased by $12,334,785, or 7.21%, to $158,755,106 at June 30, 2022 from $171,089,891 at December 31, 2021. At June 30, 2022 and December 31, 2021, the Company had classified 87% of the investment portfolio as available for sale. The balance of the portfolio was classified as held to maturity.

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

Other Real Estate Owned

Other real estate owned (“OREO”) at June 30, 2022 and December 31, 2021 included two properties with an aggregate carrying value of $1,242,365. The first property is an apartment building in Baltimore, Maryland with a carrying value of $1,242,365 that was acquired in the Merger. The property is under an optional sales contract with no projected closing date. The other property is land in Cecil County, Maryland with a carrying value of $0. It was acquired through foreclosure in 2007. The latter property consists of 10.43 acres and is currently under contract for a gross sales price of $295,000 with closing expected in 2022. Due to the length of time the property has been held, Maryland banking law required a write-down of the value to $0 in 2019.

Deposits

Total deposits increased by $3,057,627, or 0.5%, to $629,472,297 at June 30, 2022 from $626,414,670 at December 31, 2021. The increase in deposits was due to an $11,020,432 increase in noninterest-bearing accounts and a $6,902,982 increase in savings and money market accounts, offset by a $3,264,609 decrease in interest bearing checking accounts and a $11,601,178 decrease in time deposits.

The following table shows the average balances and average costs of deposits for the six months ended June 30, 2022 and 2021:

	June 30, 2022		June 30, 2021
	Average		Average
	Balance	Cost	Balance	Cost

Noninterest bearing demand deposits	$127,882,743	0.00%	$116,817,132	0.00%
Interest bearing demand deposits	131,282,487	0.16%	112,810,820	0.20%
Savings and money market deposits	195,108,443	0.11%	177,924,515	0.17%
Time deposits	173,716,027	0.51%	191,615,321	0.91%
	$627,989,700	0.21%	$599,167,788	0.38%

Liquidity Management

Liquidity describes our ability to meet financial obligations that arise out of the ordinary course of business. Liquidity is primarily needed to meet depositor withdrawal requirements, to fund loans, and to fund our other debts and obligations as they come due in the normal course of business. We maintain our asset liquidity position internally through short-term investments, the maturity distribution of the investment portfolio, loan repayments, and income from earning assets. On the liability side of the balance sheet, liquidity is affected by the timing of maturing liabilities and the ability to generate new deposits or borrowings as needed. The Bank is approved to borrow 75% of eligible pledged single-family residential loans and 50% of eligible pledged commercial loans as well as investment securities, or approximately $71.2 million under a secured line of credit with the Federal Home Loan Bank (“FHLB”). The Bank also has a facility with the Federal Reserve Bank of Richmond (the “Reserve Bank”) under which the Bank can borrow approximately $30.8 million. Finally, the Bank has $23,500,000 ($14,500,000 unsecured and $9,000,000 secured) of overnight federal funds lines of credit available from commercial banks. FHLB advances of $5,000,000 were outstanding as of June 30, 2022 and December 31, 2021. The Company borrowed $17,000,000 to facilitate the acquisition of Carroll as more fully described below. There were no borrowings from the Reserve Bank or our commercial bank lenders at June 30, 2022 and December 31, 2021. Management believes that we have adequate liquidity sources to meet all anticipated liquidity needs over the next 12 months. Management knows of no trend or event which is likely to have a material impact on our ability to maintain liquidity at satisfactory levels.

Borrowings and Other Contractual Obligations

The Company’s contractual obligations consist primarily of borrowings and operating leases for various facilities.

On September 30, 2020, the Company borrowed $17,000,000 from First Horizon Bank (“FHN”) for the purpose of funding a portion of the merger consideration that was payable to the stockholders of Carroll when it was merged with and into the Company on October 1, 2020. Net of issuance costs, the amount of the net long-term debt was $16,037,274 and $16,978,905 as of June 30, 2022 and December 31, 2021, respectively. The loan matures on September 30, 2025. The interest rate on the loan is fixed at 4.10%. Quarterly interest-only payments were made through October 1, 2021. During the remaining term of the loan, the Company is required to make quarterly interest and principal payments of approximately $646,472, which will be based on a nine-year straight-line amortization schedule. The remaining balance of approximately $9,916,667 will be due at maturity. To secure its obligations under this loan, the Company pledged all of its shares of common stock of the Bank to FHN.

Securities sold under agreements to repurchase represent overnight borrowings from customers. Securities owned by the Company which are used as collateral for these borrowings are primarily U.S. government agency securities.

Specific information about the Company’s borrowings and contractual obligations is set forth in the following table:

	June 30,	December 31,
	2022	2021
Amount oustanding at period-end:
Securities sold under repurchase agreements	$5,649,445	$5,414,026
Federal Home Loan Bank advances	5,000,000	5,000,000
Long-term debt (net of issuance costs)	16,037,274	16,978,905
Weighted average rate paid at period-end:
Securites sold under repurchase agreements	0.30%	0.61%
Federal Home Loan Bank advances	1.00%	1.00%
Long-term debt	4.10%	4.10%

The Federal Home Loan Bank advances and the long-term debt outstanding at June 30, 2022 will require the following principal payments:

Year ending December 31, 2022	944,444
Year ending December 31, 2023	1,888,889
Year ending December 31, 2024	1,888,889
Year ending December 31, 2025	16,333,333

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

The following table presents actual and required capital ratios as of June 30, 2022 and December 31, 2021 for the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of June 30, 2022 and December 31, 2021, based on the phase-in provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

			Minimum		To Be Well
(Dollars in thousands)	Actual		Capital Adequacy		Capitalized
June 30, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$72,015	12.84%	$58,907	10.50%	$56,102	10.00%
Tier 1 capital (to risk-weighted assets)	68,367	12.19%	47,687	8.50%	44,882	8.00%
Common equity tier 1 (to risk- weighted assets)	68,367	12.19%	39,271	7.00%	36,466	6.50%
Tier 1 leverage (to average assets)	68,367	9.52%	28,723	4.00%	35,904	5.00%

December 31, 2021

Total capital (to risk-weighted assets)	$69,957	13.24%	$55,471	10.50%	$52,830	10.00%
Tier 1 capital (to risk-weighted assets)	66,307	12.55%	44,905	8.50%	42,264	8.00%
Common equity tier 1 (to risk- weighted assets)	66,307	12.55%	36,981	7.00%	34,339	6.50%
Tier 1 leverage (to average assets)	66,307	9.27%	28,614	4.00%	35,767	5.00%

The Company intends to fund future growth primarily with cash, federal funds, maturities of investment securities and deposit growth. Management knows of no other trend or event that will have a material impact on capital.

Off-Balance Sheet Arrangements

In the normal course of business, the Bank makes commitments to extend credit and issues standby letters of credit. Outstanding loan commitments, unused lines of credit, and letters of credit as of June 30, 2022 and December 31, 2021 are as follows:

	June 30,	December 31,
	2022	2021

Loan commitments
Construction and land development	$3,375,714	$6,810,353
Commercial	1,365,622	630,000
Consumer	28,000	-
Commercial real estate	25,350,263	23,552,400
Residential	7,277,853	3,804,617
	$37,397,452	$34,797,370

Unused lines of credit
Home-equity lines	$12,813,624	$12,707,519
Commercial lines	35,673,438	28,828,911
	$48,487,062	$41,536,430

Letters of credit	$1,479,936	$1,470,742

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

RESULTS OF OPERATIONS

Comparison of Operating Results for the Six Months Ended June 30, 2022 and 2021

General

Net income for the six months ended June 30, 2022 was $4,101,535, compared to $4,061,794 for the same period of 2021. The increase of $39,741, or 0.98%, was due to a $620,298 increase in net interest income and a $100,000 decrease in the loan loss provision, offset by a $168,053 decrease in noninterest income, a $463,927 increase in noninterest expenses, and a $43,577 increase in income taxes.

Net Interest Income

Net interest income was $11,736,274 for the six months ended June 30, 2022, compared to $11,115,976 for the same period of 2021.

Total interest income for the six months ended June 30, 2022 was $12,764,872, compared to $12,651,703 for the same period of 2021, an increase of $113,169, or 0.89%.

Total interest income on loans for the six months ended June 30, 2022 decreased by $714,605 when compared to the same period of 2021 due to a $38.5 million lower average loan balance for the six months ended June 30, 2022 when compared to the same period of 2021, offset by a higher loan yield of 4.53% for the six months ended June 30, 2022 versus 4.47% for the same period of 2021. Investment income for the six months ended June 30, 2022 increased by $822,917, or 96.37%, when compared to the same period of 2021 due to an $80.1 million higher average investment balance and an increase in fully-taxable equivalent yield to 2.01% for the six months ended June 30, 2022, compared to 1.99% for the same period of 2021. The fully-taxable equivalent yield on total interest-earning assets decreased 14 basis points to 3.78% for the six months ended June 30, 2022, compared to 3.92% for the same period of 2021. The average balance of total interest-earning assets increased by $29.0 million to $679.3 million for the six months ended June 30, 2022, compared to $650.3 million for the same period of 2021.

Total interest expense for the six months ended June 30, 2022 was $1,028,598, compared to $1,535,727 for the same period of 2021, a decrease of $507,129, or 33.02%. The decrease was due to a lower overall cost of funds on interest bearing deposits and borrowings of 0.39% for the six months ended June 30, 2022, compared to 0.60% for the same period of 2021, offset by a $9.5 million increase in the average balance of interest-bearing liabilities to $525.3 million for the six months ended June 30, 2022, compared to $515.8 million in the same period of 2021. Cost of funds for time deposits decreased to 0.51% for the six months ended June 30, 2022 from 0.91% for the same period of 2021. Securities sold under repurchase agreements cost of funds decreased to 0.30% for the six months ended June 30, 2022 from 0.50% for the same period of 2021.

Average noninterest-earning assets decreased by $8.0 million to $32.8 million for the six months ended June 30, 2022, compared to $40.9 million in the same period of 2021. Average noninterest-bearing deposits increased by $11.1 million to $127.9 million during the six months ended June 30, 2022, compared to $116.8 million in the same period of 2021. The average balance in stockholders’ equity decreased by $133,197 for the six months ended June 30, 2022 when compared with the same period of 2021.

The following table sets forth information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities for the six-month periods ended June 30, 2022 and 2021. Average balances are also provided for noninterest-earning assets and noninterest-bearing liabilities.

	Six Months Ended			Six Months Ended
	June 30, 2022			June 30, 2021
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
Assets:
Loans	$488,119,522	$11,053,712	4.53%	$526,586,402	$11,768,317	4.47%
Securities, taxable	156,034,198	1,389,115	1.78%	74,326,338	543,033	1.46%
Securities, tax exempt	19,120,619	374,745	3.92%	20,689,680	403,933	3.90%
Federal funds sold and other interest-earning assets	16,036,876	36,349	0.45%	28,720,770	30,971	0.22%
Total interest-earning assets	679,311,215	12,853,921	3.78%	650,323,190	12,746,254	3.92%
Noninterest-earning assets	32,812,683			40,851,762
Total assets	$712,123,898			$691,174,952

Liabilities and Stockholders’ Equity:
NOW, savings, and money market	$326,390,930	213,748	0.13%	$290,735,335	259,248	0.18%
Certificates of deposit	173,716,027	444,016	0.51%	191,615,321	869,709	0.91%
Securities sold under repurchase agreements	3,820,287	5,684	0.30%	11,484,379	28,483	0.50%
Long-term debt	16,418,169	340,112	4.14%	16,974,687	353,249	4.16%
FHLB advances and other borrowings	5,000,000	25,038	1.00%	5,000,000	25,038	1.00%
Total interest-bearing liabilities	525,345,413	1,028,598	0.39%	515,809,722	1,535,727	0.60%

Noninterest-bearing deposits	127,882,743			116,817,132
Noninterest-bearing liabilities	5,514,639			5,033,798
Total liabilities	658,742,795			637,660,652
Stockholders' equity	53,381,103			53,514,300
Total liabilities and stockholders' equity	$712,123,898			$691,174,952

Net interest income		$11,825,323			$11,210,527

Interest rate spread			3.39%			3.32%

Net yield on interest-earning assets			3.48%			3.45%

Ratio of average interest-earning assets to average interest-bearing liabilities			129.31%			126.08%

Interest on tax-exempt securities and other tax-exempt investments are reported on fully taxable equivalent basis based upon tax rates of 21% for Federal and 8.25% for State.

Noninterest Income

Noninterest income for the six months ended June 30, 2022 was $937,443, compared to $1,105,501 for the same period of 2021, a decrease of $168,053, or 15.2%. The decrease was due primarily to a $309,259 decrease in mortgage banking income as a result of residential refinance activity declining due to rising interest rates, offset by a $158,123 increase in the gain on the sale of SBA loans.

Noninterest Expense

Noninterest expense for the six months ended June 30, 2022 totaled $7,368,184, compared to $6,904,257 for the same period of 2021, an increase of $463,927, or 6.72%. The increase was due primarily to increases in salaries and benefits of $235,964, and in other expenses of $222,992. Salaries and benefits increased due to normal and usual annual salary increases that are effective January 1 as well as an increase in the overall headcount. The other expense increase was due to a $239,684 increase in professional fees as a result of recruitment fees paid to fill several positions.

Income Tax Expense

Income tax expense for the six months ended June 30, 2022 was $1,204,003 compared to $1,155,426 for the same period of 2021. The effective tax rate was 22.7% for the six months ended June 30, 2022, compared to 22.2% for the same period of 2021.

Comparison of Operating Results for the Three Months Ended June 30, 2022 and 2021

General

Net income for the three months ended June 30, 2022 was $2,050,733, compared to $2,032,219 for the same period of 2021. The increase of $18,514, or 0.91%, was due to a $229,664 increase in net interest income, offset by a $20,000 increase in the loan loss provision, a $106,915 decrease in noninterest income, a $59,453 increase in noninterest expenses, and a $24,782 increase in income taxes.

Net Interest Income

Net interest income was $5,772,185 for the three months ended June 30, 2022, compared to $5,542,521 for the same period of 2021.

Total interest income for the three months ended June 30, 2022 was $6,275,147, compared to $6,281,111 for the same period of 2021, a decrease of $5,964, or 0.09%.

Total interest income on loans for the three months ended June 30, 2022 decreased by $413,310 when compared to the same period of 2021 due to a $34.4 million lower average loan balance for the three months ended June 30, 2022 when compared to the same period of 2021, and a lower loan yield of 4.37% for the three months ended June 30, 2022 versus 4.40% for the same period of 2021. Investment income for the three months ended June 30, 2022 increased by $400,767, or 83.12%, when compared to the same period of 2021 due to a $72.4 million higher average investment balance and an increase in fully-taxable equivalent yield to 2.08% for the three months ended June 30, 2022, compared to 2.00% for the same period of 2021. The fully-taxable equivalent yield on total interest-earning assets decreased 10 basis points to 3.70% for the three months ended June 30, 2022, compared to 3.80% for the same period of 2021. The average balance of total interest-earning assets increased by $18.7 million to $683.9 million for the three months ended June 30, 2022, compared to $665.2 million for the same period of 2021.

Total interest expense for the three months ended June 30, 2022 was $502,962, compared to $738,590 for the same period of 2021, a decrease of $235,628, or 31.90%. The decrease was due to a lower overall cost of funds on interest bearing deposits and borrowings of 0.38% for the three months ended June 30, 2022, compared to 0.57% for the same period of 2021, offset by a $4.4 million increase in the average balance of interest-bearing liabilities to $526.7 million for the three months ended June 30, 2022, compared to $522.3 million in the same period of 2021. Cost of funds for time deposits decreased to 0.49% for the three months ended June 30, 2022 from 0.86% for the same period of 2021. Securities sold under repurchase agreements cost of funds decreased to 0.30% for the three months ended June 30, 2022 from 0.43% for the same period of 2021.

Average noninterest-earning assets decreased by $8.8 million to $29.8 million for the three months ended June 30, 2022, compared to $38.6 million in the same period of 2021. Average noninterest-bearing deposits increased by $9.2 million to $131.1 million during the three months ended June 30, 2022, compared to $121.9 million in the same period of 2021. The average balance in stockholders’ equity decreased by $3.7 million for the three months ended June 30, 2022 when compared with the same period of 2021 due to the change in the market value of the available-for-sale securities portfolio.

The following table sets forth information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities for the three-month periods ended June 30, 2022 and 2021. Average balances are also provided for noninterest-earning assets and noninterest-bearing liabilities.

	Three Months Ended			Three Months Ended
	June 30, 2022			June 30, 2021
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
Assets:
Loans	$491,362,854	$5,370,350	4.37%	$525,734,302	$5,783,660	4.40%
Securities, taxable	159,346,098	743,371	1.87%	85,334,627	330,789	1.55%
Securities, tax exempt	18,596,437	182,047	3.92%	20,233,549	196,176	3.88%
Federal funds sold and other interest-earning assets	14,580,803	23,232	0.64%	33,856,811	16,153	0.19%
Total interest-earning assets	683,886,192	6,319,000	3.70%	665,159,289	6,326,778	3.80%
Noninterest-earning assets	29,803,177			38,562,515
Total assets	$713,689,369			$703,721,804

Liabilities and Stockholders’ Equity:
NOW, savings, and money market	$330,810,077	108,871	0.13%	$298,812,807	128,663	0.17%
Certificates of deposit	171,426,446	210,333	0.49%	188,963,169	404,774	0.86%
Securities sold under repurchase agreements	3,251,791	2,433	0.30%	12,512,074	14,972	0.48%
Long-term debt	16,210,876	168,737	4.16%	16,975,038	177,593	4.18%
FHLB advances and other borrowings	5,000,000	12,588	1.01%	5,000,000	12,588	1.01%
Total interest-bearing liabilities	526,699,190	502,962	0.38%	522,263,088	738,590	0.57%

Noninterest-bearing deposits	131,130,343			121,919,509
Noninterest-bearing liabilities	5,429,033			5,418,568
Total liabilities	663,258,566			649,601,165
Stockholders' equity	50,430,803			54,120,639
Total liabilities and stockholders' equity	$713,689,369			$703,721,804

Net interest income		$5,816,038			$5,588,188

Interest rate spread			3.32%			3.24%

Net yield on interest-earning assets			3.40%			3.36%

Ratio of average interest-earning assets to average interest-bearing liabilities			129.84%			127.36%

Interest on tax-exempt securities and other tax-exempt investments are reported on fully taxable equivalent basis based upon tax rates of 21% for Federal and 8.25% for State.

Noninterest Income

Noninterest income for the three months ended June 30, 2022 was $441,641, compared to $543,556 for the same period of 2021, a decrease of $106,915, or 19.49%. The decrease was primarily a result of a $175,680 decrease in mortgage banking income as a result of residential refinance activity declining due to rising interest rates, offset by a $64,523 increase in the gain on the sale of SBA loans.

Noninterest Expense

Noninterest expense for the three months ended June 30, 2022 totaled $3,568,586 compared to $3,509,133 for the same period of 2021, an increase of $59,453, or 1.69%. The increase was due primarily to increases in salaries and benefits of $83,003, offset by a decrease in other expenses of $32,374. Salaries and benefits increased due to normal and usual annual salary increases that are effective January 1 as well as an increase in the overall headcount.

Income Tax Expense

Income tax expense for the three months ended June 30, 2022 was $594,507 compared to $569,725 for the same period of 2021. The effective tax rate was 22.5% for the three months ended June 30, 2022, compared to 21.9% for the same period of 2021.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Farmers and Merchants Bancshares, Inc. is a “smaller reporting company” as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and, accordingly, is not required to include the information required by this item.

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

An evaluation of the effectiveness of these disclosure controls as of June 30, 2022 was carried out under the supervision and with the participation of management, including the PEO and the PFO. Based on that evaluation, management, including the PEO and the PFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the quarter ended June 30, 2022, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

104

The cover page of Farmers and Merchants Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 formatted in Inline XBRL, included within the Exhibit 101 attachments (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS AND MERCHANTS BANCSHARES, INC.

Date:	August 15, 2022	/s/ James R. Bosley, Jr.
James R. Bosley, Jr.
Chief Executive Officer
(Principal Executive Officer)

Date	August 15, 2022	/s/ Mark C. Krebs
Mark C. Krebs
Treasurer and Chief Financial Officer
(Principal Financial Officer & Principal Accounting Officer)