Form 10-Q
period 2022-09-30
Farmers & Merchants Bancshares, Inc.
filed 2022-11-14
CIK 1698022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2022

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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,053,487 as of November 10, 2022.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2022	2021

Assets

Cash and due from banks	$14,495,448	$25,258,932
Federal funds sold and other interest-bearing deposits	1,536,296	1,203,174
Cash and cash equivalents	16,031,744	26,462,106
Certificates of deposit in other banks	100,000	350,000
Securities available for sale, at fair value	128,614,033	149,237,916
Securities held to maturity, at cost	20,537,254	21,851,975
Equity security, at fair value	486,237	543,605
Restricted stock, at cost	695,000	675,400
Mortgage loans held for sale	370,000	126,500
Loans, less allowance for loan losses of $3,747,178 and $3,650,268	505,395,375	482,011,334
Premises and equipment, net	6,316,605	6,259,421
Accrued interest receivable	1,600,382	1,609,063
Deferred income taxes, net	8,347,805	2,177,450
Other real estate owned, net	1,242,365	1,242,365
Bank owned life insurance	14,535,898	11,556,163
Goodwill and other intangibles, net	7,044,834	7,051,080
Other assets	5,817,259	5,522,877
	$717,134,791	$716,677,255

Liabilities and Stockholders' Equity

Deposits
Noninterest-bearing	$131,269,680	$124,175,615
Interest-bearing	507,700,154	502,239,055
Total deposits	638,969,834	626,414,670
Securities sold under repurchase agreements	5,422,642	5,414,026
Federal Home Loan Bank of Atlanta advances	5,000,000	5,000,000
Long-term debt, net of issuance costs	15,566,458	16,978,905
Accrued interest payable	260,266	295,910
Other liabilities	6,072,683	5,952,286
	671,291,883	660,055,797
Stockholders' equity
Common stock, par value $.01 per share, authorized 5,000,000 shares; issued and outstanding 3,053,487 in 2022 and 3,037,137 shares in 2021	30,535	30,372
Additional paid-in capital	29,197,340	28,857,422
Retained earnings	34,263,001	29,128,600
Accumulated other comprehensive loss	(17,647,968)	(1,394,936)
	45,842,908	56,621,458
	$717,134,791	$716,677,255

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

Interest income
Loans, including fees	$5,606,913	$6,059,709	$16,660,625	$17,828,026
Investment securities - taxable	783,606	426,886	2,170,154	967,841
Investment securities - tax exempt	140,185	149,375	430,495	462,361
Federal funds sold and other interest earning assets	55,361	18,298	89,663	47,743
Total interest income	6,586,065	6,654,268	19,350,937	19,305,971

Interest expense
Deposits	313,556	460,377	971,320	1,589,334
Securities sold under repurchase agreements	2,874	9,647	8,558	38,130
Federal Home Loan Bank advances and long-term debt	177,883	192,255	543,033	570,542
Total interest expense	494,313	662,279	1,522,911	2,198,006
Net interest income	6,091,752	5,991,989	17,828,026	17,107,965

Provision for loan losses	95,000	330,000	95,000	430,000

Net interest income after provision for loan losses	5,996,752	5,661,989	17,733,026	16,677,965

Noninterest income
Service charges on deposit accounts	201,251	187,141	574,444	522,815
Mortgage banking income	8,155	207,471	195,829	704,404
Bank owned life insurance income	70,479	49,116	179,735	174,602
Fair value adjustment on equity security	(17,611)	(2,056)	(62,524)	(10,214)
Gain on sale of SBA loans	-	6,917	158,123	6,917
Gain on premium call of debt security	-	621	-	9,190
Other fees and commissions	75,211	82,768	229,326	229,765
Total noninterest income	337,485	531,978	1,274,933	1,637,479

Noninterest expense
Salaries	1,987,991	1,895,780	5,656,643	5,366,854
Employee benefits	418,422	388,879	1,367,829	1,299,900
Occupancy	229,273	241,557	670,938	737,087
Furniture and equipment	203,075	198,190	642,283	578,562
Other	945,930	740,722	2,815,182	2,386,982
Total noninterest expense	3,784,691	3,465,128	11,152,875	10,369,385

Income before income taxes	2,549,546	2,728,839	7,855,084	7,946,059
Income taxes	575,236	606,292	1,779,239	1,761,718
Net income	$1,974,310	$2,122,547	$6,075,845	$6,184,341

Earnings per share - basic and diluted	$0.65	$0.70	$2.00	$2.05

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Net income	$1,974,310	$2,122,547	$6,075,845	$6,184,341

Other comprehensive loss, net of income taxes:

Securities available for sale
Net unrealized loss arising during the period	(5,960,588)	(321,489)	(22,423,388)	(1,428,240)

Reclassification adjustment for realized gains and losses included in net income	-	621	-	9,190
Total unrealized loss on investment securities available for sale

Income tax benefit	(1,640,205)	(88,295)	(6,170,356)	(390,487)
Total other comprehensive loss	(4,320,383)	(232,573)	(16,253,032)	(1,028,563)

Total comprehensive (loss) income	$(2,346,073)	$1,889,974	$(10,177,187)	$5,155,778

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Three and nine months Ended September 30, 2022 and 2021

(Unaudited)

			Additional		Accumulated other	Total
	Common stock		paid-in	Retained	comprehensive	stockholders'
	Shares	Par value	capital	earnings	income (loss)	equity
Three months ended September 30, 2021
Balance, June 30, 2021	3,023,487	$30,235	$28,557,249	$25,917,571	$(89,713)	$54,415,342
Net income	-	-	-	2,122,547	-	2,122,547
Other comprehensive loss	-	-	-	-	(232,573)	(232,573)

Balance, September 30, 2021	3,023,487	$30,235	$28,557,249	$28,040,118	$(322,286)	$56,305,316

Nine months ended September 30, 2021
Balance, December 31, 2020	3,011,255	$30,113	$28,294,139	$22,698,954	$706,277	$51,729,483
Net income	-	-	-	6,184,341	-	6,184,341
Other comprehensive loss	-	-	-	-	(1,028,563)	(1,028,563)
Cash dividends, $0.28 per share	-	-	-	(843,177)	-	(843,177)
Dividends reinvested	12,232	122	263,110	-	-	263,232

Balance, September 30, 2021	3,023,487	$30,235	$28,557,249	$28,040,118	$(322,286)	$56,305,316

Three months ended September 30, 2022
Balance, June 30, 2022	3,053,487	$30,535	$29,197,475	$32,288,555	$(13,327,585)	$48,188,980
Net income	-	-	-	1,974,310	-	1,974,310
Other comprehensive loss	-	-	-	-	(4,320,383)	(4,320,383)
Dividend reinvestment adjustment	-	-	(135)	136	-	1

Balance, September 30, 2022	3,053,487	$30,535	$29,197,340	$34,263,001	$(17,647,968)	$45,842,908

Nine months ended September 30, 2022
Balance, December 31, 2021	3,037,137	$30,372	$28,857,422	$29,128,600	$(1,394,936)	$56,621,458
Net income	-	-	-	6,075,845	-	6,075,845
Other comprehensive loss	-	-	-	-	(16,253,032)	(16,253,032)
Cash dividends, $0.31 per share	-	-	-	(941,444)	-	(941,444)
Dividends reinvested	16,350	163	339,918	-	-	340,081

Balance, September 30, 2022	3,053,487	$30,535	$29,197,340	$34,263,001	$(17,647,968)	$45,842,908

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

Nine Months Ended September 30,	2022	2021

Reconciliation of net income to net cash provided by operating activities
Net income	$6,075,845	$6,184,341
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	354,814	356,439
Provision for loan losses	95,000	430,000
Amortization of right of use asset	4,412	14,023
Equity security dividends reinvested	(5,156)	(4,997)
Fair value adjustment on equity security	62,524	10,214
Gain on sale of SBA loans	(158,123)	(6,917)
Gain on sale of premises and equipment	-	(44,510)
Gain on premium call of debt security	-	(9,190)
Amortization of debt issuance costs	4,218	4,219
Amortization of premiums and accretion of discounts, net	(237,876)	(38,029)
Bank owned life insurance cash surrender value	(179,735)	(232,983)
Increase (decrease) in
Deferred loan fees and costs, net	(136,377)	105
Accrued interest payable	(35,644)	(86,202)
Other liabilities	228,072	777,175
Decrease (increase) in
Mortgage loans held for sale	(243,500)	(84,200)
Accrued interest receivable	8,681	478,044
Other assets	(433,594)	493,856
Net cash provided by operating activities	5,403,561	8,241,388

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Nine Months Ended September 30,	2022	2021

Cash flows from investing activities
Proceeds from maturity and call of securities
Available for sale	15,121,772	24,273,762
Held to maturity	1,398,420	2,121,989
Purchase of securities
Available for sale	(17,278,216)	(92,992,748)
Held to maturity	-	(842,061)
Maturity of certificates of deposit	250,000	500,000
Loans made to customers, net of principal collected	(24,044,676)	25,701,580
Proceeds from sale of SBA loans	1,250,154	61,595
Redemption (purchase) of stock in FHLB of Atlanta	(19,600)	225,100
Purchase of bank owned life insurance	(2,800,000)	(28,855)
Purchase of annuity	-	(3,671,145)
Proceeds from sale of premises and equipment	-	1,387,613
Purchases of premises, equipment and software	(384,873)	(227,010)
Net cash used in investing activities	(26,507,019)	(43,490,180)

Cash flows from financing activities
Net increase (decrease) in
Noninterest-bearing deposits	7,094,065	22,686,309
Interest-bearing deposits	5,588,443	26,047,473
Securities sold under repurchase agreements	8,616	(14,278,851)
Long-term debt principal payments	(1,416,665)	-
Dividends paid, net of reinvestments	(601,363)	(579,945)

Net cash provided by financing activities	10,673,096	33,874,986

Net decrease in cash and cash equivalents	(10,430,362)	(1,373,806)

Cash and cash equivalents at beginning of period	26,462,106	40,975,670
Cash and cash equivalents at end of period	$16,031,744	$39,601,864

Supplementary disclosure of cash flow information:
Cash paid during the period for interest	$1,675,435	$2,476,513
Cash paid during the period for income taxes	2,531,122	1,065,000
Supplementary disclosure of noncash investing an financing activities:
Net unrealized loss on securities available for sale	$(22,423,388)	$(1,428,240)

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

2.          Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods have been made. Such adjustments were normal and recurring in nature. The results of operations for the three- and nine- month periods ended September 30, 2022 do not necessarily reflect the results that may be expected for the fiscal year ending December 31, 2022 or any future interim period. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2021, which are included in Farmers and Merchants Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021 that was filed with the Securities and Exchange Commission (the “SEC”).

Recent Accounting Pronouncements

In June 2016, FASB issued Accounting Standards Update (“ASU”) 2016‑13, “Financial Instruments – Credit Losses”. The ASU sets forth a “current expected credit loss” (CECL) model that requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. ASU 2019-10 “Financial Instruments – Credit Losses (Topic 326), Derivatives and hedging (Topic 815), and Leases (Topic 842): Effective Dates” extended the implementation date to January 1, 2023 for SEC-registered smaller reporting companies and private companies. The Company is a smaller reporting company. The Company has engaged a third-party vendor to assist in the implementation of this ASU. The CECL model is being run parallel with the current calculation of the allowance for loan losses during 2022. The detailed loan data was successfully uploaded to the new model for both March 31, June 30, 2022, and September 30, 2022. Loan categories have been finalized and qualitative factors are being fine-tuned. Model validation is in process. Several members of the Company’s senior management and credit administration teams are participating in the implementation.

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

In March 2022, the FASB issued ASU No. 2022-02, “Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures.” ASU 2022-02 addresses areas identified by the FASB as part of its post-implementation review of the credit losses standard (ASU 2016-13) that introduced the CECL model. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. The amendments in this ASU should be applied prospectively, except for the transition method related to the recognition and measurement of TDRs, an entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. For entities that have adopted ASU 2016-13, ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For entities that have not yet adopted ASU 2016-13, the effective dates for ASU 2022-02 are the same as the effective dates in ASU 2016-13. Early adoption is permitted if an entity has adopted ASU 2016-13. An entity may elect to early adopt the amendments about TDRs and related disclosure enhancements separately from the amendments related to vintage disclosures. The Company is currently assessing the impact that ASU 2022-02 will have on its consolidated financial statements.

The accounting policies adopted by management are consistent with authoritative GAAP and are consistent with those followed by our peers.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

3.          Investment Securities

Investments in debt securities are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
September 30, 2022	cost	gains	losses	value

Available for sale

State and municipal	$570,310	$-	$22,581	$547,729
SBA pools	1,119,622	1,796	15,363	1,106,055
Corporate bonds	10,429,690	-	1,001,138	9,428,552
Mortgage-backed securities	140,842,314	152	23,310,769	117,531,697
	$152,961,936	$1,948	$24,349,851	$128,614,033

Held to maturity

State and municipal	$20,537,254	$1,375	$2,112,198	$18,426,431

	Amortized	Unrealized	Unrealized	Fair
December 31, 2021	cost	gains	losses	value

Available for sale

State and municipal	$753,061	$10,437	$-	$763,498
SBA pools	1,418,770	1,656	22,664	1,397,762
Corporate bonds	9,225,153	64,595	55,541	9,234,207
Mortgage-backed securities	139,765,445	336,084	2,259,080	137,842,449
	$151,162,429	$412,772	$2,337,285	$149,237,916

Held to maturity

State and municipal	$21,851,975	$1,020,877	$67,251	$22,805,601

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

3.          Investment Securities (continued)

Contractual maturities, shown below, will differ from actual maturities because borrowers and issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
September 30, 2022	cost	value	cost	value

Within one year	$70,310	$69,699	$330,000	$330,172
Over one to five years	3,602,980	3,415,812	473,510	464,965
Over five to ten years	7,326,710	6,490,770	2,246,345	2,088,287
Over ten years	-	-	17,487,399	15,543,007
	11,000,000	9,976,281	20,537,254	18,426,431
Mortgage-backed securities and
SBA pools, due in monthlyinstallments	141,961,936	118,637,752	-	-
	$152,961,936	$128,614,033	$20,537,254	$18,426,431

Securities with a carrying value of $14,245,224 and $14,307,989 as of September 30, 2022 and December 31, 2021, respectively, were pledged as collateral for government deposits and securities sold under repurchase agreements.

During the nine months ended September 30, 2022, there were no sales of securities. During the nine months ended September 30, 2021, the Company received proceeds of $1,263,845 from the call at a premium of available for sale investment securities. The Company realized a $9,190 gain on the call of the securities.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

3.          Investment Securities (continued)

The following table sets forth the Company’s gross unrealized losses on a continuous basis for investments in debt securities, by category and length of time, at September 30, 2022 and December 31, 2021.

September 30, 2022	Less than 12 months		12 months or more		Total
Description of investments	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

State and municipal	$13,564,241	$1,565,843	$1,556,463	$568,936	$15,120,704	$2,134,779
SBA pools	-	-	923,700	15,363	923,700	15,363
Corporate bonds	8,039,155	875,570	989,397	125,568	9,028,552	1,001,138
Mortgage-backed securities	64,335,274	10,303,353	53,002,811	13,007,416	117,338,085	23,310,769
Total	$85,938,670	$12,744,766	$56,472,371	$13,717,283	$142,411,041	$26,462,049

December 31, 2021	Less than 12 months		12 months or more		Total
Description of investments	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss

State and municipal	$1,324,648	$35,720	$715,650	$31,531	$2,040,298	$67,251
SBA pools	-	-	1,133,398	22,664	1,133,398	22,664
Corporate bonds	5,443,886	55,541	-	-	5,443,886	55,541
Mortgage-backed securities	117,840,965	2,034,858	4,781,586	224,222	122,622,551	2,259,080
Total	$124,609,499	$2,126,119	$6,630,634	$278,417	$131,240,133	$2,404,536

Held to maturity securities are securities that the Company has both the ability and the intent to hold until they mature, at which time the Company should receive full value for the securities. As of September 30, 2022 and December 31, 2021, management did not have the intent to sell any of the held to maturity or available for sale securities with unrealized losses before a recovery of cost. The unrealized losses detailed in the table above were due to increases in market interest rates over the yields available at the time the underlying securities were purchased as well as other market conditions for each particular security based upon the structure and remaining principal balance. The fair values of the debt securities are expected to recover as the securities approach their maturity dates or repricing dates or if market yields for such investments decline. Based on the foregoing factors, as of September 30, 2022 and December 31, 2021, management believes that these unrealized losses are temporary and, accordingly, they have not been recognized in the Company’s consolidated statements of income. At September 30, 2022, 179 available for sale securities and 38 held to maturity securities had unrealized losses.

At September 30, 2022, none of the available for sale securities or held to maturity securities were other-than-temporarily impaired. In determining whether other-than-temporary impairment exists, management considers many factors, including (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) whether the Bank intends to sell the security, whether it is more likely than not that the Bank will be required to sell the security before recovery of its amortized cost basis, and whether the Bank expects to recover the security’s entire amortized cost basis. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

4.         Loans

Major categories of loans are as follows:

	September 30,	December 31,
	2022	2021
Real estate:
Commercial	$342,620,080	$319,185,116
Construction and land development	24,416,365	28,221,854
Residential	113,435,287	107,436,033
Commercial	28,885,402	31,182,206
Consumer	368,607	355,958
	509,725,741	486,381,167
Less: Allowance for loan losses	3,747,178	3,650,268
Deferred origination fees net of costs	583,188	719,565
	$505,395,375	$482,011,334

Commercial loans in the table above include $0.7 million and $9.7 million of Paycheck Protection Program (“PPP”) loans as of September 30, 2022 and December 31, 2021, respectively, which are 100% guaranteed by the Small Business Administration (“SBA”). $60 million were originated during 2021 and 2020 and we collected approximately $2,323,000 in fees from the SBA. The fees, net of related origination costs, are being recognized as interest income over the term of the loans using the straight-line method, with accelerated recognition when the loan pays off before maturity through SBA forgiveness or other means. Income from PPP loans, net of taxes, added approximately $181,000 for the nine months ended September 30, 2022 compared to $679,000 for the same period in 2021.

Nonaccrual loans, segregated by class of loans, were as follows:

	September 30,	December 31,
	2022	2021
Commercial real estate	$502,961	$4,810,965
Residential real estate	31,500	31,500
Commercial	152,449	152,449
	$686,910	$4,994,914

At September 30, 2022, the Company had one nonaccrual commercial real estate loan totaling $502,961, one nonaccrual residential real estate loan totaling $31,500, and one nonaccrual commercial loan totaling $152,449. The loans were secured by real estate, business assets, and personal guarantees. Gross interest income of $38,155 would have been recorded for the nine months ended September 30, 2022 had these nonaccrual loans been current and performing in accordance with their original terms. The Company allocated $281,910 of its allowance for loan losses to these nonaccrual loans. The recorded investment of the nonaccrual loans was net of charge-offs and a nonaccretable discount totaling $8,176 at September 30, 2022. The decrease in commercial real estate nonaccrual loans from December 31, 2021 to September 30, 2022 was due to a loan with a principal balance of approximately $4.3 million at December 31, 2021 resuming full principal and interest payments in July 2022.

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

An age analysis of past due loans, segregated by type of loan, is as follows:

			90 Days				Past Due 90
	30 - 59 Days	60 - 89 Days	or More	Total		Total	Days or More
	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing
September 30, 2022
Real estate:
Commercial	$-	$166,386	$502,961	$669,347	$341,950,733	$342,620,080	$-
Construction and land development	-	-	-	-	24,416,365	24,416,365	-
Residential	-	-	31,500	31,500	113,403,787	113,435,287	-
Commercial	-	-	152,449	152,449	28,732,953	28,885,402	-
Consumer	-	-	-	-	368,607	368,607	-
Total	$-	$166,386	$686,910	$853,296	$508,872,445	$509,725,741	$-

December 31, 2021
Real estate:
Commercial	$-	$-	$502,961	$502,961	$318,682,155	$319,185,116	$-
Construction and land development	-	-	-	-	28,221,854	28,221,854	-
Residential	-	-	249,161	249,161	107,186,872	107,436,033	217,661
Commercial	-	-	415,690	415,690	30,766,516	31,182,206	263,241
Consumer	-	-	-	-	355,958	355,958	-
Total	$-	$-	$1,167,812	$1,167,812	$485,213,355	$486,381,167	$480,902

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

4.         Loans (continued)

Impaired loans, segregated by class of loans with average recorded investment and interest recognized for the nine months ended September 30, 2022 and the year ended December 31, 2021, are set forth in the following table:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded	Interest
	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
September 30, 2022
Commercial real estate	$7,210,361	$6,707,400	$502,961	$7,210,361	$129,461	$7,015,647	$141,479
Residential real estate	34,954	34,954	-	34,954	-	37,091	1,104
Commercial	152,449	-	152,449	152,449	152,449	152,449	-
	7,397,764	6,742,354	655,410	7,397,764	281,910	7,205,187	142,583

September 30, 2021
Commercial real estate	$6,875,087	$6,367,416	$408,198	$6,775,614	$99,473	$3,387,807	$77,603
Residential real estate	40,626	40,626	-	40,626	-	39,927	-
Commercial	154,469	-	-	-	154,469	76,225	1,271
	$7,070,182	$6,408,042	$408,198	$6,816,240	$253,942	$3,503,959	$78,874
December 31, 2021
Commercial real estate	$6,820,932	$6,317,971	$502,961	$6,820,932	$129,461	$6,740,539	$125,079
Residential real estate	39,228	39,228	-	39,228	-	41,981	1,672
Commercial	152,449	-	152,449	152,449	152,449	76,225	69,005
	$7,012,609	$6,357,199	$655,410	$7,012,609	$281,910	$6,858,745	$195,756

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

At September 30, 2022, the Company had two commercial real estate loans totaling $6,540,014 and one residential real estate loan totaling $34,954 that were classified as TDRs. One of the commercial real estate loans with a principal balance of $4,567,456 was restructured as TDRs during the 9 months ended September 30, 2022. All are included in impaired loans above. At September 30, 2022, all three loans were paying as agreed. There have been no charge-offs or allowances associated with these loans.

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

Special Mention

A special mention loan is a loan that management believes has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the Company’s credit position at some future date. Special mention loans are not adversely classified and do not expose the Company to sufficient risk to warrant adverse classification.

Borrowers may exhibit poor liquidity and leverage positions resulting from generally negative cash flow or negative trends in earnings. Access to alternative financing may be limited to finance companies for business borrowers and may be unavailable for commercial real estate borrowers.

Substandard

A substandard loan is a loan that management believes is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Such loans have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Borrowers may exhibit recent or unexpected unprofitable operations, an inadequate debt service coverage ratio, or marginal liquidity and capitalization. Substandard loans require more intense supervision by Company management.

Doubtful

A doubtful loan is a loan that management believes has all of the weaknesses inherent in a substandard loan with the added characteristic that the weaknesses, based on currently existing facts, conditions, and values, make collection or liquidation in full highly questionable and improbable.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

4.         Loans (continued)

Loans by credit grade, segregated by loan type, are as follows:

		Above			Pass	Special
September 30, 2022	Excellent	average	Average	Acceptable	watch	mention	Substandard	Doubtful	Total

Real estate:
Commercial	$-	$18,082	$69,687,996	$186,657,806	$76,663,355	$166,386	$9,426,455	$-	$342,620,080
Construction and land development	-	-	3,664,371	13,405,947	7,346,047	-	-	-	24,416,365
Residential	11,139	592,377	41,671,626	61,873,489	6,958,191	-	2,328,465	-	113,435,287
Commercial	772,026	-	8,742,069	15,547,728	3,671,130	-	152,449	-	28,885,402
Consumer	2,007	18,292	108,459	214,861	7,996	-	-	16,992	368,607
	$785,172	$628,751	$123,874,521	$277,699,831	$94,646,719	$166,386	$11,907,369	$16,992	$509,725,741

		Above			Pass	Special
December 31, 2021	Excellent	average	Average	Acceptable	watch	mention	Substandard	Doubtful	Total

Real estate:
Commercial	$-	$1,225,732	$73,924,748	$146,174,439	$82,018,890	$3,345,788	$12,495,519	$-	$319,185,116
Construction and land development	-	-	3,853,775	12,452,257	9,973,457	1,942,365	-	-	28,221,854
Residential	41,152	708,162	46,358,477	48,295,430	9,570,815	-	2,461,997	-	107,436,033
Commercial	9,774,570	-	5,292,721	12,585,396	3,377,070	-	152,449	-	31,182,206
Consumer	5,813	168,037	147,903	2,280	11,298	-	-	20,627	355,958
	$9,821,535	$2,101,931	$129,577,624	$219,509,802	$104,951,530	$5,288,153	$15,109,965	$20,627	$486,381,167

The principal balances of loans in the Pass/Watch category as of September 30, 2022 and December 31, 2021 include loans that were granted payment deferrals due to COVID-19. The loans were downgraded to the Pass/Watch category if they were in a higher rated category at the time the deferral was granted. Loans that completed their deferral and are making scheduled payments again are being re-evaluated on a loan-by-loan basis to determine if they warrant upgrading.

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

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

4.         Loans (Continued)

The following table details activity in the allowance for loan losses and loan balances by portfolio as of and for the nine-month periods ended September 30, 2022 and 2021 and for the year ended December 31, 2021. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

						Allowance for loan losses ending			Outstanding loan balances
		Provision for				balance evaluated for impairment:			evaluated for impairment:
	Beginning	(recovery of)	Charge		Ending	Purchase Credit			Purchase Credit
September 30, 2022	balance	loan losses	offs	Recoveries	balance	Individually	Impaired	Collectively	Individually	Impaired	Collectively

Real estate:
Commercial	$2,482,930	$126,385	$(7,772)	$-	$2,601,543	$129,461	$-	$2,472,082	$7,210,361	$-	$335,409,719
Construction and land development	214,547	(69,938)	-	12,150	156,759	-	-	156,759	-	-	24,416,365
Residential	603,558	67,729	-	-	671,287	-	-	671,287	34,954	375,844	113,024,489
Commercial	255,413	35,949	(2,468)	-	288,894	152,449	-	136,445	152,449	242,382	28,490,571
Consumer	4,370	(383)	-	-	3,987	-	-	3,987	-	-	368,607
Unallocated	89,450	(64,742)	-	-	24,708	-	-	24,708	-	-	-
	$3,650,268	$95,000	$(10,240)	$12,150	$3,747,178	$281,910	$-	$3,465,268	$7,397,764	$618,226	$501,709,751

						Allowance for loan losses ending			Outstanding loan balances
		Provision for				balance evaluated for impairment:			evaluated for impairment:
	Beginning	(recovery of)	Charge		Ending	Purchase Credit			Purchase Credit
September 30, 2021	balance	loan losses	offs	Recoveries	balance	Individually	Impaired	Collectively	Individually	Impaired	Collectively

Real estate:
Commercial	$2,230,129	$348,650	$-	$9,500	$2,588,279	$99,473	$-	$2,488,806	$6,875,087	$87,708	$309,189,806
Construction and land development	201,692	32,105	-	12,150	245,947	-	-	245,947	-	1,531,846	27,136,796
Residential	644,639	(28,549)	(18,970)	-	597,120	-	-	597,120	40,626	570,860	113,982,176
Commercial	111,390	125,133	-	15,000	251,523	154,469	-	97,054	154,469	-	40,500,608
Consumer	2,138	1,863	-	-	4,001	-	-	4,001	-	-	379,530
Unallocated	106,550	(49,202)	-	-	57,348	-	-	57,348	-	-	-
	$3,296,538	$430,000	$(18,970)	$36,650	$3,744,218	$253,942	$-	$3,490,276	$7,070,182	$2,190,414	$491,188,916

						Allowance for loan losses ending			Outstanding loan balances
		Provision for				balance evaluated for impairment:			evaluated for impairment:
	Beginning	(recovery of)	Charge		Ending	Purchase Credit			Purchase Credit
December 31, 2021	balance	loan losses	offs	Recoveries	balance	Individually	Impaired	Collectively	Individually	Impaired	Collectively

Real estate:
Commercial	$2,230,129	$241,301	$-	$11,500	$2,482,930	$129,461	$-	$2,353,469	$6,820,932	$56,825	$312,307,359
Construction and land development	201,692	(3,345)	-	16,200	214,547	-	-	214,547	-	383,666	27,838,188
Residential	644,639	(22,111)	(18,970)	-	603,558	-	-	603,558	39,228	568,151	106,828,654
Commercial	111,390	129,023	-	15,000	255,413	152,449	-	102,964	152,449	-	31,029,757
Consumer	2,138	2,232	-	-	4,370	-	-	4,370	-	-	355,958
Unallocated	106,550	(17,100)	-	-	89,450	-	-	89,450	-	-	-
	$3,296,538	$330,000	$(18,970)	$42,700	$3,650,268	$281,910	$-	$3,368,358	$7,012,609	$1,008,642	$478,359,916

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

4.         Loans (Continued)

The following table provides activity for the accretable credit discount of purchased loans:

2022

Balance at December 31, 2021	$1,629,242
Accretion	575,746
Balance at September 30, 2022	$1,053,496

At September 30, 2022, the nonaccretable discount on purchased impaired loans was $241,587, a decrease of $225,000 from December 31, 2021 as a result of one of the loans paying off in full. At September 30, 2022, the accretable discount on purchased impaired loans was $0 after the accretion of $140,608. At September 30, 2022, the remaining yield premium on purchased loans was $994,406. At September 30, 2022, the principal balance of purchased loans was $88,567,633 and the carrying value was $88,266,956. At September 30, 2022, there were no residential real estate loans in the process of foreclosure.

5.         Goodwill and Other Intangibles

The acquisition of Carroll Bancorp, Inc. in October of 2020 resulted in the recording of goodwill and core deposit intangible (“CDI”). The following table presents the changes in both assets:

	Goodwill	CDI	Total

Balance at December 31, 2021	$6,978,208	$72,872	$7,051,080
Amortization	-	(6,246)	(6,246)
Balance at September 30, 2022	$6,978,208	$66,626	$7,044,834

The CDI is being amortized over 10 years on a straight-line basis. Annual amortization will be $8,328 for each of the years ended December 31, 2022 through 2029 and $6,246 in 2030. Since the merger was a tax-free reorganization, goodwill and CDI are not deductible for income tax purposes.

6.         Lease Commitments

The Company and its subsidiaries are obligated under operating leases for certain office premises.

The following table shows operating lease right of use assets and operating lease liabilities as of September 30, 2022 and December 31, 2021:

	Consolidated Balance
	Sheet classification	September 30, 2022	December 31, 2021
Operating lease right of use asset	Other assets	$981,295	$1,093,382
Operating lease liabilities	Other liabilities	1,203,895	1,311,570

Operating lease cost included in occupancy expense in the statement of income for the three months ended September 30, 2022 and 2021 was $47,308 and $43,178, respectively. Operating lease cost included in occupancy expense in the statement of income for the nine months ended September 30, 2022 and 2021 was $142,160 and $144,529, respectively.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

6.         Lease Commitments (continued)

A maturity analysis of operating lease liabilities, including those option years for which the Company is reasonably certain to renew, and reconciliation of the undiscounted cash flows to the total operating lease liabilities are as follows:

Year	Amount

2022	$46,700
2023	190,356
2024	195,946
2025	201,713
2026	207,664
Thereafter	495,063
Total undiscounted cash flow	1,337,442
Discount	(133,547)
Lease liabilities	$1,203,895

For operating leases as of September 30, 2022, the weighted average remaining lease term is 6.8 years and the weighted average discount rate is 3.25%. During the nine-month periods ended September 30, 2022 and 2021, cash paid for amounts included in the measurement of lease liabilities was $137,748 and $130,506, respectively.

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

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

7.         Capital Standards (continued)

The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and was phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reached 2.5% on January 1, 2019). The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and does not have current applicability to the Bank. As of September 30, 2022, the Bank met all capital adequacy requirements under the Basel III Capital Rules on a fully phased‑in basis.

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

The following table presents actual and required capital ratios as of September 30, 2022 and December 31, 2021 for the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of September 30, 2022 and December 31, 2021 based on the phase-in provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. Capital ratios of the Company are substantially the same as the Bank’s.

			Minimum		To Be Well
(Dollars in thousands)	Actual		Capital Adequacy		Capitalized
September 30, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$73,913	12.82%	$60,520	10.50%	$57,638	10.00%
Tier 1 capital (to risk-weighted assets)	70,166	12.17%	48,992	8.50%	46,110	8.00%
Common equity tier 1 (to risk-weighted assets)	70,166	12.17%	40,347	7.00%	37,465	6.50%
Tier 1 leverage (to average assets)	70,166	9.73%	28,835	4.00%	36,044	5.00%

			Minimum		To Be Well
(Dollars in thousands)	Actual		Capital Adequacy		Capitalized
December 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$69,957	13.24%	$55,471	10.50%	$52,830	10.00%
Tier 1 capital (to risk-weighted assets)	66,307	12.55%	44,905	8.50%	42,264	8.00%
Common equity tier 1 (to risk-weighted assets)	66,307	12.55%	36,981	7.00%	34,339	6.50%
Tier 1 leverage (to average assets)	66,307	9.27%	28,614	4.00%	35,767	5.00%

To be categorized as well capitalized, the Bank must maintain ratios as set forth in the table. As of September 30, 2022, the most recent notification from the Federal Deposit Insurance Corporation (the “FDIC”) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There have been no conditions or events since that notification that management believes have changed the Bank’s category.

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

The following table summarizes financial assets measured at fair value on a recurring and nonrecurring basis as of September 30, 2022 and December 31, 2021, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Carrying Value:
	Level 1	Level 2	Level 3	Total
September 30, 2022

Recurring:
Available for sale securities
State and municipal	$-	$547,729	$-	$547,729
SBA pools	-	1,106,055	-	1,106,055
Corporate bonds	-	9,428,552	-	9,428,552
Mortgage-backed securities	-	117,531,697	-	117,531,697
	$-	$128,614,033	$-	$128,614,033

Equity security at fair value
Mutual fund	$486,237	$-	$-	$486,237

Nonrecurring:
Other real estate owned, net	$-	$-	$1,242,365	$1,242,365
Impaired loans, net	$-	$-	$373,500	$373,500

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

8.         Fair Value (continued)

	Carrying Value:
	Level 1	Level 2	Level 3	Total
December 31, 2021

Recurring:
Available for sale securities
State and municipal	$-	$763,498	$-	$763,498
SBA pools	-	1,397,762	-	1,397,762
Corporate Bonds	-	8,584,207	650,000	9,234,207
Mortgage-backed securities	-	137,842,449	-	137,842,449
	$-	$148,587,916	$650,000	$149,237,916

Equity security at fair value
Mutual fund	$543,605	$-	$-	$543,605

Nonrecurring:
Other real estate owned, net	$-	$-	$1,242,365	$1,242,365
Impaired loans, net	-	-	373,500	373,500

The following table displays quantitative information about level 3 inputs for September 30, 2022 and December 31, 2021:

September 30, 2022:
Assets	Fair Value	Valuation Techniques	Unobservable Input	Average
Impaired loans

Commercial real estate	$373,500	Discounted appraised value	Marketability/selling costs	10%
Commercial	-	Discounted appraised value	Marketability/selling costs	10%
Total impaired loans	$373,500	Discounted appraised value	Marketability/selling costs	10%

OREO	$1,242,365	Discounted appraised value	Marketability/selling costs	10%

December 31, 2021:
Assets	Fair Value	Valuation Techniques	Unobservable Input	Average
Impaired loans

Commercial real estate	$373,500	Discounted appraised value	Marketability/selling costs	10%
Commercial	-	Discounted appraised value	Marketability/selling costs	10%
Total impaired loans	$373,500	Discounted appraised value	Marketability/selling costs	10%

OREO	$1,242,365	Discounted appraised value	Marketability/selling costs	10%

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

8.         Fair Value (continued)

The estimated fair value of financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of the valuation inputs were as follows:

	September 30, 2022		December 31, 2021
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets
Level 1 inputs
Cash and cash equivalents	$16,031,744	$16,031,744	$26,462,106	$26,462,106
Level 2 inputs
Certificates of deposit in other banks	100,000	100,000	350,000	350,000
Accrued interest receivable	1,600,382	1,600,382	1,609,063	1,609,063
Securities held to maturity	17,507,634	15,396,811	21,851,975	22,805,601
Mortgage loans held for sale	370,000	375,136	126,500	128,829
Restricted stock, at cost	695,000	695,000	675,400	675,400
Bank owned life insurance	14,535,898	14,535,898	11,556,163	11,556,163
Level 3 inputs
Securities held to maturity	3,029,620	3,029,620	3,073,040	3,073,040
Loans, net	505,395,375	471,500,501	482,011,334	487,012,970

Financial liabilities
Level 1 inputs
Noninterest-bearing deposits	$131,269,680	$131,269,680	$124,175,615	$124,175,615
Securities sold under repurchase agreements	5,422,642	5,422,642	5,414,026	5,414,026
Level 2 inputs
Interest-bearing deposits	507,700,154	503,645,154	502,239,055	502,396,172
Federal Home Loan Bank advances	5,000,000	4,596,000	5,000,000	4,967,000
Long-term debt	15,566,458	15,436,251	16,978,905	17,298,111
Accrued interest payable	260,266	260,266	295,910	295,910

9.          Earnings per Share

Basic earnings per share is determined by dividing net income available to stockholders by the weighted-average number of shares of common stock outstanding during the period and does not include the effect of any potentially dilutive common stock equivalents, giving retroactive effect to stock dividends declared during the period. Diluted earnings per share is determined in the same manner, except that the weighted-average number of shares of common stock outstanding is adjusted for the dilutive effect of outstanding common stock equivalents. The following table sets forth the calculation of basic and diluted earnings per share for the three- and nine-month periods ended September 30, 2022 and 2021. There were no common stock equivalents outstanding during the nine-month periods ended September 30, 2022 or 2021.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

9.          Earnings per Share (continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Net income	$1,974,310	$2,122,547	$6,075,845	$6,184,341
Weighted average shares outstanding	3,053,487	3,023,487	3,043,006	3,015,602
Earnings per share - basic and diluted	$0.65	$0.70	$2.00	$2.05

10.         Retirement Plans

The Company has a profit sharing plan qualifying under Section 401(k) of the Internal Revenue Code. All employees age 21 or older with six months of service are eligible for participation in the plan. The Company matches employee contributions up to 4% of total compensation and may make additional discretionary contributions. Employee and employer contributions are 100% vested when made. The Company’s contributions to this plan were $53,057 and $52,818 for the three-month periods ended September 30, 2022 and 2021, respectively, and $192,223 and $194,566 for the nine-month periods ended September 30, 2022 and 2021.

The Company has entered into agreements with 12 employees to provide certain life insurance benefits payable in connection with policies of life insurance on those employees that are owned by the Company. Each of the agreements provides for the amount of death insurance benefits to be paid to beneficiaries of the insured. For this plan, the Company expensed $1,702 and $1,661 for the three-month periods ended September 30, 2022 and 2021, respectively, and $5,107 and $4,982 for the nine-month periods ended September 30, 2022 and 2021.

The Company adopted supplemental executive retirement plans for four of its executives. The plans provide cash compensation to the executive officers under certain circumstances, including a separation of service. The benefits vest over the period from adoption to a specified age for each executive. The Company recorded expenses related to these plans, including interest, of $46,250 and $42,000 for the three-month periods ended September 30, 2022 and 2021, respectively, and $136,250 and $126,000 for the nine-month periods ended September 30, 2022 and 2021.

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

Forward-Looking Statements

This report may contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Readers of this report should be aware of the speculative nature of “forward-looking statements.” Statements that are not historical in nature, including those that include the words “intend”, “believe”, “estimate”, “predict”, “potential”, or “continue” or the negative of those words and other comparable words, are based on current expectations, estimates and projections about, among other things, the industry and the markets in which we operate, and they are not guarantees of future performance. Whether actual results will conform to expectations and predictions is subject to known and unknown risks and uncertainties, including risks and uncertainties discussed in this report; general economic, market, or business conditions, including those impacted and/or driven by the geopolitical activity and COVID-19 pandemic; changes in interest rates, deposit flow, the cost of funds, and demand for loan products and financial services; changes in our competitive position or competitive actions by other companies; changes in the quality or composition of our loan and investment portfolios; our ability to manage growth; changes in laws or regulations or policies of federal and state regulators and agencies; and other circumstances beyond our control. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results anticipated will be realized, or if substantially realized, will have the expected consequences on our business or operations. These and other risks are discussed in detail in the registration statements and periodic reports that Farmers and Merchants Bancshares, Inc. files with the Securities and Exchange Commission (the “SEC”) (see Item 1A of Part II of this report for further information). Except as required by applicable laws, we do not intend to publish updates or revisions of any forward-looking statements we make to reflect new information, future events or otherwise.

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

Paycheck Protection Program

The U.S. Government’s Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) established the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), which provided small businesses with resources to maintain payroll, hire back employees who may have been laid off, and to cover applicable overhead expenses. During 2021 and 2020, we originated approximately $60 million in PPP. All PPP loans are 100% guaranteed by the SBA, have up to a five-year maturity, and have an interest rate of 1%. These loans may be forgiven by the SBA if the borrower meets certain conditions, including by using at least 75% of the loan proceeds for payroll costs. The majority of the PPP loans made by the Bank have been forgiven as of September 30, 2022. The SBA also established processing fees from 1% to 5%, depending on the loan amount. During 2021 and 2020, the Company collected approximately $2,323,000 in fees from the SBA in connection with the originations of the PPP loans. The fees, net of related origination costs, are being recognized as interest income over the term of the loans using the straight-line method, with accelerated recognition when the loan pays off before maturity through SBA forgiveness or other means. During the nine months ended September 30, 2022, approximately $250,000 in fees were recognized, compared to approximately $937,000 in the nine months ended September 30, 2021. Approximately $19,000 of fees were unrecognized at September 30, 2022.

Financial Condition

Total assets increased by $457,536, or 0.1%, to $717,134,791 at September 30, 2022 from $716,677,255 at December 31, 2021. The increase in total assets was due primarily to an increase of $23,384,041 in loans, an increase of $6,170,355 in deferred income taxes, and an increase in bank owned life insurance of $2,979,735, offset by decreases of $21,938,064 in debt securities and $10,430,362 in cash and cash equivalents.

Total liabilities increased $11,236,086, or 1.7%, to $671,291,883 at September 30, 2022 from $660,055,797 at December 31, 2021. The increase was due primarily to a $12,555,164 increase in deposits, offset by a $1,412,447 decrease in long-term debt.

Stockholders’ equity decreased by $10,778,550 to $45,842,908 at September 30, 2022 from $56,621,458 at December 31, 2021. The decrease was due to an increase of $16,253,032 in accumulated other comprehensive loss as a result of the decline in the market value of available for sale securities which resulted from the significant increase in interest rates and dividends paid, net of reinvestments, of $601,363, offset by net income for the nine-month period ended September 30, 2022 of $6,075,845.

Loans

Major categories of loans at September 30, 2022 and December 31, 2021 were as follows:

	September 30,		December 31,
	2022		2021

Real estate:
Commercial	$342,620,080	67%	$319,185,116	66%
Construction/Land development	24,416,365	5%	28,221,854	6%
Residential	113,435,287	22%	107,436,033	22%
Commercial	28,885,402	6%	31,182,206	6%
Consumer	368,607	0%	355,958	0%
	509,725,741	100%	486,381,167	100%
Less: Allowance for loan losses	3,747,178		3,650,268
Deferred origination fees net of costs	583,188		719,565
	$505,395,375		$482,011,334

Loans increased by $23,384,041, or 4.9%, to $505,395,375 at September 30, 2022 from $482,011,334 at December 31, 2021. The increase was due primarily to increases of $23,434,964 in commercial real estate loans and $5,999,254 in residential loans, offset by decreases of $2,296,804 in commercial loans and $3,805,489 in construction/land development loans. The decrease in commercial loans was driven primarily by a decrease of $8,988,663 in PPP loans. The allowance for loan losses increased by $96,910 to $3,747,178 at September 30, 2022 from $3,650,268 at December 31, 2021. Deferred origination fees, net of costs, decreased to $583,188 at September 30, 2022 from $719,565 at December 31, 2021, due primarily to the forgiveness of PPP loans.

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

The provision for loan losses was $95,000 and $330,000 for the three-month periods ended September 30, 2022 and 2021, respectively. The provision for loan losses was $95,000 and $430,000 for the nine-month periods ended September 30, 2022 and 2021, respectively.

During the three-month periods ended September 30, 2022 and 2021, the Company had recoveries from loans written off in prior periods totaling $4,050 and $9,990, respectively, and no charge-offs. During the nine-month periods ended September 30, 2022 and 2021, the Company had recoveries from loans written off in prior periods totaling $12,150 and $36,650, respectively, and charge-offs of $10,240 and $18,970, respectively.

Watch list loans include loans classified as Special Mention, Substandard, and Doubtful. As of September 30, 2022, the Company had $4,435,585 of loans on a watch list, other than impaired loans, for which the borrowers have the potential for experiencing financial difficulties. As of December 31, 2021, the Company had $13,140,695 of such loans. The decrease was due primarily to the repayment in full of six loans totaling approximately $6.6 million and the upgrading of one loan totaling $2.0 million. Watch List loans are subject to ongoing management attention and their classifications are reviewed regularly.

Management believes that the $3.7 million reserve at September 30, 2022 and the $95,000 provision for the nine-month period ended September 30, 2022 are appropriate to adequately cover the probable and estimable losses inherent in the loan portfolio. The reserve is materially unchanged from December 31, 2021. Excluding PPP loans, the Company’s loan portfolio grew by $31.7 million during the first nine months of 2022. An increasing portfolio could typically require a commensurate increase in the provision. In addition, several qualitative factors were increased to reflect the potential impact of rising interest rates. However, as noted above, the amount of watch list loans in the portfolio declined by $8.9 million. These loans receive a much higher reserve than the rest of the portfolio, so their decline offset the increasing portfolio and impact of the higher qualitative factors. Furthermore, there was no additional deterioration to the loans that were negatively impacted by COVID -19, so there was minimal change in their reserve.

Investment Securities

Investments in debt securities decreased by $21,938,604, or 12.8%, to $149,151,287 at September 30, 2022 from $171,089,891 at December 31, 2021. At September 30, 2022 and December 31, 2021, the Company had classified 86% of the investment portfolio as available for sale. The balance of the portfolio was classified as held to maturity.

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

Other Real Estate Owned

Other real estate owned (“OREO”) at September 30, 2022 and December 31, 2021 included two properties with an aggregate carrying value of $1,242,365. The first property is an apartment building in Baltimore, Maryland with a carrying value of $1,242,365 that was acquired in the Merger. The property is under a sales contract with a projected closing in the fourth quarter. The other property is land in Cecil County, Maryland with a carrying value of $0. It was acquired through foreclosure in 2007. The latter property consists of 10.43 acres and is currently under contract for a gross sales price of $295,000 with closing expected in 2022. Due to the length of time the property has been held, Maryland banking law required a write-down of the value to $0 in 2019.

Deposits

Total deposits increased by $12,555,164, or 2.0%, to $638,969,834 at September 30, 2022 from $626,414,670 at December 31, 2021. The increase in deposits was due to a $7,094,065 increase in noninterest-bearing accounts, a $15,448,625 increase in savings and money market accounts, and an $8,494,330 increase in interest bearing checking accounts and offset by a $18,481,856 decrease in time deposits.

The following table shows the average balances and average costs of deposits for the nine months ended September 30, 2022 and 2021:

	September 30, 2022		September 30, 2021
	Average		Average
	Balance	Cost	Balance	Cost

Noninterest bearing demand deposits	$128,933,942	0.00%	$119,284,008	0.00%
Interest bearing demand deposits	132,951,644	0.15%	115,751,651	0.19%
Savings and money market deposits	197,244,419	0.12%	180,734,271	0.16%
Time deposits	171,266,359	0.50%	189,068,595	0.94%
	$630,396,364	0.21%	$604,838,525	0.38%

Liquidity Management

Liquidity describes our ability to meet financial obligations that arise out of the ordinary course of business. Liquidity is primarily needed to meet depositor withdrawal requirements, to fund loans, and to fund our other debts and obligations as they come due in the normal course of business. We maintain our asset liquidity position internally through short-term investments, the maturity distribution of the investment portfolio, loan repayments, and income from earning assets. On the liability side of the balance sheet, liquidity is affected by the timing of maturing liabilities and the ability to generate new deposits or borrowings as needed. The Bank is approved to borrow 75% of eligible pledged single-family residential loans and 50% of eligible pledged commercial loans as well as investment securities, or approximately $55.2 million under a secured line of credit with the Federal Home Loan Bank (“FHLB”). The Bank also has a facility with the Federal Reserve Bank of Richmond (the “Reserve Bank”) under which the Bank can borrow approximately $28.9 million. Finally, the Bank has $23,500,000 ($14,500,000 unsecured and $9,000,000 secured) of overnight federal funds lines of credit available from commercial banks. FHLB advances of $5,000,000 were outstanding as of September 30, 2022 and December 31, 2021. The Company borrowed $17,000,000 to facilitate the acquisition of Carroll Bancorp, Inc. (“Carroll”) in 2020 as more fully described below. There were no borrowings from the Reserve Bank or our commercial bank lenders at September 30, 2022 and December 31, 2021. Management believes that we have adequate liquidity sources to meet all anticipated liquidity needs over the next 12 months. Management knows of no trend or event which is likely to have a material impact on our ability to maintain liquidity at satisfactory levels.

Borrowings and Other Contractual Obligations

The Company’s contractual obligations consist primarily of borrowings and operating leases for various facilities.

On September 30, 2020, the Company borrowed $17,000,000 from First Horizon Bank (“FHN”) for the purpose of funding a portion of the merger consideration that was paid to the stockholders of Carroll when it was merged with and into the Company on October 1, 2020. Net of issuance costs, the amount of the net long-term debt was $15,566,458 and $16,978,905 as of September 30, 2022 and December 31, 2021, respectively. The loan matures on September 30, 2025. The interest rate on the loan is fixed at 4.10%. Quarterly interest-only payments were made through October 1, 2021. During the remaining term of the loan, the Company is required to make quarterly interest and principal payments of approximately $646,472, which will be based on a nine-year straight-line amortization schedule. The remaining balance of approximately $9,916,667 will be due at maturity. To secure its obligations under this loan, the Company pledged all of its shares of common stock of the Bank to FHN.

Securities sold under agreements to repurchase represent overnight borrowings from customers. Securities owned by the Company which are used as collateral for these borrowings are primarily U.S. government agency securities.

Specific information about the Company’s borrowings and contractual obligations is set forth in the following table:

	September 30,	December 31,
	2022	2021
Amount oustanding at period-end:
Securities sold under repurchase agreements	$5,422,642	$5,414,026
Federal Home Loan Bank advances	5,000,000	5,000,000
Long-term debt (net of issuance costs)	15,566,458	16,978,905
Weighted average rate paid at period-end:
Securites sold under repurchase agreements	0.30%	0.61%
Federal Home Loan Bank advances	1.00%	1.00%
Long-term debt	4.10%	4.10%

The Federal Home Loan Bank advances and the long-term debt outstanding at September 30, 2022 will require the following principal payments:

Year ending December 31, 2022	472,222
Year ending December 31, 2023	1,888,889
Year ending December 31, 2024	1,888,889
Year ending December 31, 2025	16,333,333

Off-Balance Sheet Arrangements

In the normal course of business, the Bank makes commitments to extend credit and issues standby letters of credit. Outstanding loan commitments, unused lines of credit, and letters of credit as of September 30, 2022 and December 31, 2021 are as follows:

	September 30,	December 31,
	2022	2021

Loan commitments
Construction and land development	$2,611,014	$6,810,353
Commercial	4,780,000	630,000
Commercial real estate	19,228,000	23,552,400
Residential	6,011,750	3,804,617
	$32,630,764	$34,797,370

Unused lines of credit
Home-equity lines	$12,323,385	$12,707,519
Commercial lines	29,617,368	28,828,911
	$41,940,753	$41,536,430

Letters of credit	$1,388,610	$1,470,742

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

RESULTS OF OPERATIONS

Comparison of Operating Results for the Nine Months Ended September 30, 2022 and 2021

General

Net income for the nine months ended September 30, 2022 was $6,075,845, compared to $6,184,341 for the same period of 2021. The decrease of $108,496, or 1.8%, was due to a $362,546 decrease in noninterest income, a $783,490 increase in noninterest expenses, and a $17,521 increase in income taxes, offset by a $720,061 increase in net interest income and a $335,000 decrease in the loan loss provision.

Net Interest Income

Net interest income was $17,828,026 for the nine months ended September 30, 2022, compared to $17,107,965 for the same period of 2021.

Total interest income for the nine months ended September 30, 2022 was $19,350,937, compared to $19,305,971 for the same period of 2021, an increase of $44,966, or 0.2%.

Total interest income on loans for the nine months ended September 30, 2022 decreased by $1,167,401 when compared to the same period of 2021 due to a $29.8 million lower average loan balance for the nine months ended September 30, 2022 when compared to the same period of 2021 and a lower loan yield of 4.51% for the nine months ended September 30, 2022 versus 4.55% for the same period of 2021. The decline in yield is attributable to a decrease of approximately $687,000 in fees recognized on PPP loans during the nine months ended September 30, 2022 when compared to the same period in 2021. Excluding fees recognized on PPP loans, the loan yield was 4.45% for the nine months ended September 30, 2022 versus 4.31% for the same period in 2021. The increase is due to higher yields on adjustable rate loans as well as new originations. Investment income for the nine months ended September 30, 2022 increased by $1,170,447, or 81.8%, when compared to the same period of 2021 due to an $69.4 million higher average investment balance and an increase in fully-taxable equivalent yield to 2.07% for the nine months ended September 30, 2022, compared to 1.97% for the same period of 2021. The fully-taxable equivalent yield on total interest-earning assets decreased 13 basis points to 3.81% for the nine months ended September 30, 2022, compared to 3.94% for the same period of 2021. The average balance of total interest-earning assets increased by $24.9 million to $682.6 million for the nine months ended September 30, 2022, compared to $657.7 million for the same period of 2021.

Total interest expense for the nine months ended September 30, 2022 was $1,522,911, compared to $2,198,006 for the same period of 2021, a decrease of $675,095, or 30.7%. The decrease was due to a lower overall cost of funds on interest bearing deposits and borrowings of 0.39% for the nine months ended September 30, 2022, compared to 0.56% for the same period of 2021, offset by a $7.6 million increase in the average balance of interest-bearing liabilities to $526.4 million for the nine months ended September 30, 2022, compared to $518.8 million in the same period of 2021. Cost of funds for time deposits decreased to 0.50% for the nine months ended September 30, 2022 from 0.94% for the same period of 2021. Securities sold under repurchase agreements cost of funds decreased to 0.30% for the nine months ended September 30, 2022 from 0.45% for the same period of 2021.

Average noninterest-earning assets decreased by $9.5 million to $30.5 million for the nine months ended September 30, 2022, compared to $40.0 million in the same period of 2021. Average noninterest-bearing deposits increased by $9.6 million to $128.9 million during the nine months ended September 30, 2022, compared to $119.3 million in the same period of 2021. The average balance in stockholders’ equity decreased by $2,198,237 for the nine months ended September 30, 2022 when compared with the same period of 2021.

The following table sets forth information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities for the nine-month periods ended September 30, 2022 and 2021. Average balances are also provided for noninterest-earning assets and noninterest-bearing liabilities.

	Nine Months Ended			Nine Months Ended
	September 30, 2022			September 30, 2021
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
Assets:
Loans	$492,180,338	$16,660,625	4.51%	$521,978,666	$17,828,026	4.55%
Securities, taxable	156,586,314	2,173,853	1.85%	85,644,831	971,070	1.51%
Securities, tax exempt	18,890,763	556,009	3.92%	20,393,689	595,078	3.89%
Federal funds sold and other interest-earning assets	14,934,097	95,357	0.85%	29,701,715	50,341	0.23%
Total interest-earning assets	682,591,512	19,485,844	3.81%	657,718,901	19,444,515	3.94%
Noninterest-earning assets	30,461,709			39,965,396
Total assets	$713,053,221			$697,684,297

Liabilities and Stockholders’ Equity:
NOW, savings, and money market	$330,196,063	332,810	0.13%	$296,485,922	259,248	0.12%
Certificates of deposit	171,266,359	638,510	0.50%	189,068,595	1,330,086	0.94%
Securities sold under repurchase agreements	3,813,719	8,558	0.30%	11,269,845	38,130	0.45%
Long-term debt	16,162,515	505,268	4.17%	16,975,390	532,777
FHLB advances and other borrowings	5,000,000	37,765	1.01%	5,000,000	37,765	1.01%
Total interest-bearing liabilities	526,438,656	1,522,911	0.39%	518,799,752	2,198,006	0.56%

Noninterest-bearing deposits	128,933,242			119,284,008
Noninterest-bearing liabilities	5,525,793			5,246,770
Total liabilities	660,897,691			643,330,530
Stockholders' equity	52,155,530			54,353,767
Total liabilities and stockholders' equity	$713,053,221			$697,684,297

Net interest income		$17,962,933			$17,246,509

Interest rate spread			3.42%			3.38%

Net yield on interest-earning assets			3.51%			3.50%

Ratio of average interest-earning assets to average interest-bearing liabilities			129.66%			126.78%

Interest on tax-exempt securities and other tax-exempt investments are reported on fully taxable equivalent basis based upon tax rates of 21% for Federal and 8.25% for State.

Noninterest Income

Noninterest income for the nine months ended September 30, 2022 was $1,274,933, compared to $1,637,479 for the same period of 2021, a decrease of $362,546, or 22.1%. The decrease was due primarily to a $508,575 decrease in mortgage banking income as a result of residential refinance activity declining due to rising interest rates, offset by a $151,206 increase in the gain on the sale of SBA loans.

Noninterest Expense

Noninterest expense for the nine months ended September 30, 2022 totaled $11,152,875, compared to $10,369,385 for the same period of 2021, an increase of $783,490, or 7.6%. The increase was due primarily to increases in salaries and benefits of $357,718, and in other expenses of $428,200. Salaries and benefits increased due to normal and usual annual salary increases that are effective January 1 as well as an increase in the overall headcount. The other expense increase was due primarily to a $292,140 increase in professional fees as a result of recruitment fees paid to fill several positions.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2022 was $1,779,239 compared to $1,761,718 for the same period of 2021. The effective tax rate was 22.7% for the nine months ended September 30, 2022, compared to 22.2% for the same period of 2021.

Comparison of Operating Results for the Three Months Ended September 30, 2022 and 2021

General

Net income for the three months ended September 30, 2022 was $1,974,310, compared to $2,122,547 for the same period of 2021. The decrease of $148,237, or 7.0%, was due to a $194,493 decrease in noninterest income and a $319,563 increase in noninterest expenses, offset by a $99,763 increase in net interest income, a $235,000 decrease in the loan loss provision, and a $31,056 decrease in income taxes.

Net Interest Income

Net interest income was $6,091,752 for the three months ended September 30, 2022, compared to $5,991,989 for the same period of 2021.

Total interest income for the three months ended September 30, 2022 was $6,586,065, compared to $6,654,268 for the same period of 2021, a decrease of $68,203, or 1.0%.

Total interest income on loans for the three months ended September 30, 2022 decreased by $452,796 when compared to the same period of 2021 due to a $12.8 million lower average loan balance for the three months ended September 30, 2022 when compared to the same period of 2021, and a lower loan yield of 4.48% for the three months ended September 30, 2022 versus 4.73% for the same period of 2021. The decline in yield is attributable to a decrease of approximately $481,000 in fees recognized on PPP loans during the three months ended September 30, 2022 when compared to the same period in 2021. Excluding fees recognized on PPP loans, the loan yield was 4.31% for the three months ended September 30, 2022 versus 4.18% for the same period in 2021. The increase is due to higher yields on adjustable rate loans as well as new originations. Investment income for the three months ended September 30, 2022 increased by $347,530, or 60.3%, when compared to the same period of 2021 due to a $48.4 million higher average investment balance and an increase in fully-taxable equivalent yield to 2.19% for the three months ended September 30, 2022, compared to 1.94% for the same period of 2021. The fully-taxable equivalent yield on total interest-earning assets decreased 9 basis points to 3.89% for the three months ended September 30, 2022, compared to 3.98% for the same period of 2021. The average balance of total interest-earning assets increased by $10.2 million to $682.5 million for the three months ended September 30, 2022, compared to $672.3 million for the same period of 2021.

Total interest expense for the three months ended September 30, 2022 was $494,313, compared to $662,279 for the same period of 2021, a decrease of $167,966, or 25.4%. The decrease was due to a lower overall cost of funds on interest bearing deposits and borrowings of 0.37% for the three months ended September 30, 2022, compared to 0.50% for the same period of 2021, offset by a $3.9 million increase in the average balance of interest-bearing liabilities to $528.6 million for the three months ended September 30, 2022, compared to $524.7 million in the same period of 2021. Cost of funds for time deposits decreased to 0.47% for the three months ended September 30, 2022 from 0.75% for the same period of 2021. Securities sold under repurchase agreements cost of funds decreased to 0.30% for the three months ended September 30, 2022 from 0.36% for the same period of 2021.

Average noninterest-earning assets decreased by $5.9 million to $32.4 million for the three months ended September 30, 2022, compared to $38.2 million in the same period of 2021. Average noninterest-bearing deposits increased by $6.7 million to $130.9 million during the three months ended September 30, 2022, compared to $124.1 million in the same period of 2021. The average balance in stockholders’ equity decreased by $6.2 million for the three months ended September 30, 2022 when compared with the same period of 2021 due to the change in the market value of the available-for-sale securities portfolio.

The following table sets forth information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities for the three-month periods ended September 30, 2022 and 2021. Average balances are also provided for noninterest-earning assets and noninterest-bearing liabilities.

	Three Months Ended			Three Months Ended
	Septembere 30, 2022			September 30, 2021
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
Assets:
Loans	$500,169,548	$5,606,913	4.48%	$512,953,631	$6,059,709	4.73%
Securities, taxable	157,672,542	784,738	1.99%	107,912,735	428,037	1.59%
Securities, tax exempt	18,438,547	181,264	3.93%	19,811,359	189,950	3.84%
Federal funds sold and other interest-earning assets	6,246,364	59,008	3.78%	31,630,398	19,369	0.24%
Total interest-earning assets	682,527,001	6,631,923	3.89%	672,308,123	6,697,065	3.98%
Noninterest-earning assets	32,366,316			38,217,888
Total assets	$714,893,317			$710,526,011

Liabilities and Stockholders’ Equity:
NOW, savings, and money market	$337,682,240	119,062	0.14%	$307,799,463	115,652	0.15%
Certificates of deposit	166,446,902	194,494	0.47%	184,058,190	344,725	0.75%
Securities sold under repurchase agreements	3,800,797	2,874	0.30%	10,847,773	9,647	0.36%
Long-term debt	15,683,811	165,156	4.21%	16,976,796	179,528	4.23%
FHLB advances and other borrowings	5,000,000	12,727	1.02%	5,000,120	12,727	1.02%
Total interest-bearing liabilities	528,613,750	494,313	0.37%	524,682,342	662,279	0.50%

Noninterest-bearing deposits	130,880,729			124,149,640
Noninterest-bearing liabilities	5,564,389			5,667,596
Total liabilities	665,058,868			654,499,578
Stockholders' equity	49,834,449			56,026,433
Total liabilities and stockholders' equity	$714,893,317			$710,526,011

Net interest income		$6,137,610			$6,034,786

Interest rate spread			3.51%			3.48%

Net yield on interest-earning assets			3.60%			3.59%

Ratio of average interest-earning assets to average interest-bearing liabilities			129.12%			128.14%

Interest on tax-exempt securities and other tax-exempt investments are reported on fully taxable equivalent basis based upon tax rates of 21% for Federal and 8.25% for State.

Noninterest Income

Noninterest income for the three months ended September 30, 2022 was $337,485, compared to $531,978 for the same period of 2021, a decrease of $194,493, or 36.6%. The decrease was primarily a result of a $199,316 decrease in mortgage banking income as a result of residential refinance activity declining due to rising interest rates.

Noninterest Expense

Noninterest expense for the three months ended September 30, 2022 totaled $3,784,691 compared to $3,465,128 for the same period of 2021, an increase of $319,563, or 9.2%. The increase was due primarily to an increase in salaries and benefits of $121,754 and an increase in other expenses of $205,208. Salaries and benefits increased due to normal and usual annual salary increases that are effective January 1 as well as an increase in the overall headcount.

Income Tax Expense

Income tax expense for the three months ended September 30, 2022 was $575,236, compared to $606,292 for the same period of 2021. The effective tax rate was 22.6% for the three months ended September 30, 2022, compared to 22.2% for the same period of 2021.

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

An evaluation of the effectiveness of these disclosure controls as of September 30, 2022 was carried out under the supervision and with the participation of management, including the PEO and the PFO. Based on that evaluation, management, including the PEO and the PFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the quarter ended September 30, 2022, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In April 2018, we were notified by the Internal Revenue Service the “IRS”) that our 2016 U.S. consolidated federal tax return was selected for audit. In April 2020, we were notified by the IRS that our 2017 and 2018 U.S. consolidated federal tax returns had also been selected for audit. As part of its audits, the IRS reviewed the deductions related to, and the income generated by, the Insurance Subsidiary. Following the completion of its audits, the IRS determined that it disagreed with our tax treatment of the Insurance Subsidiary, and we are in the process of appealing such determination. Management cannot predict whether our appeal and defense of our tax positions will be successful. If our appeal is not successful, then we believe that we could be required to pay taxes, interest, and penalties totaling approximately $3.0 million as of December 31, 2021 for the tax years under audit and our taxable earnings and/or the effective tax rate on our future earnings could increase substantially, any of which could have a material adverse effect on our business, financial condition and results of operations. See Note 13 to the consolidated financial statements presented in Form 10-K for further information about this risk.

In August 2022, we were notified by the IRS that our 2019 and 2020 U.S. consolidated federal tax returns were selected for audit. We believe that the primary focus of the audits will be the income and deductions related to the Insurance Subsidiary, but it is possible that the IRS will expand the scope of its audits to cover any other aspect of our operations.  At this time, we do not know whether or how such audits could affect our financial condition or results of operations.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.         Defaults upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

Not Applicable.

Item 5.         Other Information

None.

Item 6.         Exhibits

The exhibits filed or furnished with this quarterly report are listed in the following Exhibit Index:

Exhibit	Description

3.2	First Amendment to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on July 20, 2022)

10.1	Change in Control Severance Agreement, dated as of July 18, 2022, between the Company and Gary Harris (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 20, 2022)

31.1	Certifications of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certifications of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

32	Certification of the Principal Executive Officer and the Principal Financial Office pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)

101	Inline Interactive Data Files pursuant to Rule 405 of Regulation S-T (filed herewith)

104	The cover page of Farmers and Merchants Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in Inline XBRL, included within the Exhibit 101 attachments (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS AND MERCHANTS BANCSHARES, INC.

Date:	November 14, 2022	/s/ James R. Bosley, Jr.
James R. Bosley, Jr.
Chief Executive Officer
(Principal Executive Officer)

Date	November 14, 2022	/s/ Mark C. Krebs
Mark C. Krebs
Treasurer and Chief Financial Officer
(Principal Financial Officer & Principal Accounting Officer)