Form 10-K
period 2022-12-31
Farmers & Merchants Bancshares, Inc.
filed 2023-03-10
CIK 1698022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☑

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $61,560.092.

The number of shares of the registrant’s common stock outstanding as of February 28, 2023: 3,071,214

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

●	the impact of acquisitions and other strategic transactions;

●	the effects of fiscal and governmental policies of the United States federal government; and

●	the impact of any current or future pandemic on economic, market and/or business conditions.

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

Effective on October 1, 2020, the Company consummated its acquisition of Carroll Bancorp, Inc. (“Carroll”) and its wholly-owned subsidiary, Carroll Community Bank through a series of mergers (collectively, the “Merger”). Each share of common stock of Carroll (“Carroll Common Stock”) that was outstanding immediately prior to the effective time of the Merger (the “Effective Time”) was converted into the right to receive cash in the amount $21.63 (the “Per Share Consideration”). Immediately prior to the Effective Time, there were 1,146,913 outstanding shares of Carroll Common Stock, all of which were converted into the Per Share Consideration. The Company funded the payment of the merger consideration with $7.8 million in cash and the proceeds of a $17 million term loan obtained from a third-party.

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

At December 31, 2022, our consolidated assets totaled approximately $718 million and stockholders’ equity was approximately $47.8 million.

Banking Activities

The Bank has been doing business in Maryland since 1919 and is engaged in both the commercial and consumer banking business. At December 31, 2022, the Bank had approximately 19,028 deposit accounts, representing $624 million in deposits. At December 31, 2022, the Bank had $517 million in loans, representing 72% of its total assets of $718 million.

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

Investment Activities

The Bank maintains a portfolio of investment securities to provide liquidity and income. The current portfolio of $147 million represented approximately 20% of the total assets at December 31, 2022 and is invested primarily in mortgage-backed securities and municipal bonds.

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

Insurance Activities

As noted above, the Insurance Subsidiary is one protected cell of a protected cell captive insurance company. Since its formation and until November 7, 2020, the Insurance Subsidiary has reinsured certain risks of the Bank as well as other groups of related entities that are not affiliated with the Bank for which it receives premiums. The insurance policies that are the subject of this reinsurance obligation are issued each year. Once the claim deadline passes for a particular policy year, the premium earned by the Insurance Subsidiary may be retained as earnings (subject to any regulatory capital and surplus requirements imposed by applicable law). As the sole owner of the Insurance Subsidiary, the Company may choose to terminate the Insurance Subsidiary’s participation in this reinsurance arrangement with respect to a future year at any time. The Company chose to not renew the most recent policy when it expired on November 6, 2022. The Insurance Subsidiary is still active, however, as it is in the process of paying claims for events that occurred prior to November 7, 2022.

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

As of December 31, 2022, we were in compliance with the applicable requirements of the Basel III rules.

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

A bank will be (i) “well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure, (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and a leverage ratio of 4.0% or greater and is not “well capitalized”, (iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 4.0%, (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0% or a leverage ratio of less than 3.0%, and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

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

As of December 31, 2022, the Bank was “well capitalized” based on the aforementioned ratios.

Liquidity Requirements

We require cash to fund loans, satisfy our obligations under the Bank’s letters of credit, meet the deposit withdrawal demands of the Bank’s customers, and satisfy our other monetary obligations. To the extent that deposits are not adequate to fund these requirements, we can rely on the funding sources identified in Item 2 of this Annual Report under the heading, “Liquidity Management”. As of December 31, 2022, the Bank had $23.5 million available through unsecured and secured lines of credit with correspondent banks, $25.4 million available through a secured line of credit with the Fed Discount Window and approximately $63.5 million available through the Federal Home Loan Bank (“FHLB”). Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our ability to meet our future liquidity requirements.

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

The Bank expensed $180,196 and $306,123 in FDIC insurance premiums, including FICO assessments and net of the credit, in 2022 and 2021, respectively. The decrease from 2021 to 2022 was due primarily to the increase in the Bank’s regulatory liquidity ratio.

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

The Insurance Subsidiary was formed with the intention that it be treated as a “captive insurance company” by the Internal Revenue Service (the “IRS”) so that, among other things, some or all of the premiums that we pay to the Insurance Subsidiary will be deductible as trade or business expenses. Because of the significant tax benefits that can be realized through the operation of a captive insurance company, the IRS has recently focused significant attention on these arrangements to ensure that they are not simply a disguise for self-insurance. Amounts paid to the Insurance Subsidiary are deductible only if they constitute “insurance premiums” under the IRC. The federal courts and the IRS have concluded that amounts paid to an insurance company will be deemed insurance premiums only if the arrangement under which those amounts were paid evidences an appropriate level of both “risk shifting” and “risk distribution.”

Moreover, our tax planning assumes that the Insurance Company will have made an effective election under Section 831(b) of the IRC for each taxable year in which it receives a premium so that it will be taxed only on its investment income (and not also on its premium income) generated in that year. A Section 831(b) election for a taxable year is available only if (i) the insurance company’s net written premiums (or, if greater, direct written premiums) for the year do not exceed $2.3 million and (ii) either (a) no more than 20% of the written premiums (net or direct, as applicable) for the year is attributable to any single insured or (b) the insurance company satisfies certain ownership diversification requirements specified in Section 831(b)(2)(B)(i)(II) of the IRC.

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

Employees

As of December 31, 2022, we employed 90 individuals, of whom 87 were full-time employees.

Available Information

The Company maintains an Internet site at www.fmb1919.bank on which it makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the SEC. Our SEC filings are also available to the public from the SEC's Internet site at http://www.sec.gov. The information on, or accessible through, these websites is not part of, or incorporated by reference into, this Annual Report on Form 10-K or any other document we that file with or furnish to the SEC.

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

Risks Relating to the Operations of the Company and its Affiliates

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

Most of the Bank’s loans are made to borrowers located in Maryland, and many of these loans, including construction and land development loans, are secured by real estate. At December 31, 2022, approximately 5%, or $24 million, of our total loans were real estate acquisition, construction and development loans that were secured by real estate. Accordingly, a decline in local economic conditions would likely have an adverse impact on our financial condition and results of operations, and the impact on us would likely be greater than the impact felt by larger financial institutions whose loan portfolios are geographically diverse. We cannot guarantee that any risk management practices we implement to address our geographic and loan concentrations will be effective to prevent losses relating to our loan portfolio.

The Bank’s concentrations of commercial real estate loans could subject it to increased regulatory scrutiny and directives, which could force us to preserve or raise capital and/or limit future commercial lending activities.

The federal banking regulators believe that institutions with particularly high concentrations of commercial real estate (“CRE”) loans in their lending portfolios face a heightened risk of financial difficulties in the event of adverse changes in the economy and CRE markets. Accordingly, through published guidance, these regulators have directed institutions whose concentrations exceed certain percentages of capital to implement heightened risk management practices appropriate to their concentration risk. The guidance provides that banking regulators may require such institutions to reduce their concentrations and/or maintain higher capital ratios than institutions with lower concentrations in CRE. At December 31, 2022, our CRE concentrations were above the heightened risk management thresholds set forth in this guidance. No assurance can be given that the Company’s enhanced risk management practices and monitoring controls will be effective.

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

We depend on the accuracy and completeness of information about customers and counterparties, and inaccurate, incomplete or misleading information provided to us by these persons could cause us to suffer losses.

In deciding whether to extend credit or enter into other transactions, we rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information. We also rely on representations of those customers, counterparties or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports or other financial information could have a material adverse impact on our business, financial condition and results of operations.

Our accounting estimates and risk management processes rely on analytical and forecasting models, the inadequacy of which could have a material adverse effect on our financial condition and/or results of operations.

The processes we use to estimate our expected credit losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depends upon the use of analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are adequate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation, including flaws caused by failures in controls, data management, human error or from the reliance on technology. If the models we use for interest rate risk and asset-liability management are inadequate, we may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models we use for estimating our expected credit losses are inadequate, the allowance for credit losses may not be sufficient to support future charge-offs. If the models we use to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what we could realize upon sale or settlement of such financial instruments. Any such failure in our analytical or forecasting models could have a material adverse effect on our business, financial condition and results of operations.

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

We have certain loans indexed to LIBOR to calculate the loan interest rate. On July 27, 2017, the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR to the LIBOR administrator after 2023. The announcement also indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2023. Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide LIBOR submissions to the LIBOR administrator or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable benchmark for certain loans and liabilities including our subordinated notes, what rate or rates may become accepted alternatives to LIBOR or the effect of any such changes in views or alternatives on the values of the loans and liabilities, whose interest rates are tied to LIBOR. Uncertainty as to the nature of such potential changes, alternative reference rates, the elimination or replacement of LIBOR, or other reforms may adversely affect the value of, and the return on our loans, and our investment securities.

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

As of December 31, 2022, investment securities in our investment portfolio having a cost basis of $149.9 million and a market value of $126.3 million were classified as available-for-sale pursuant to FASB Accounting Standards Codification (“ASC”) Topic 320, Investments – Debt and Equity Securities, relating to accounting for investments. Topic 320 requires that unrealized gains and losses in the estimated value of the available-for-sale portfolio be “marked to market” and reflected as a separate item in stockholders’ equity (net of tax) as accumulated other comprehensive gain or loss. There can be no assurance that future market performance of our investment portfolio will enable us to realize income from sales of securities. Stockholders’ equity will continue to reflect the unrealized gains and losses (net of tax) of these investments. Moreover, there can be no assurance that the market value of our investment portfolio will not decline, causing a corresponding decline in stockholders’ equity.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Assessing the need for, or the sufficiency of, a valuation allowance requires management to evaluate all available evidence, both negative and positive, including the recent trend of quarterly earnings. Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carryback and carry forward periods is available under the tax law, including the use of tax planning strategies. When negative evidence (e.g., cumulative losses in recent years, history of operating loss or tax credit carry forwards expiring unused) exists, more positive evidence than negative evidence will be necessary. At December 31, 2022, our net deferred tax assets were valued at $8.4 million.

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

The Company is required by the Sarbanes-Oxley Act of 2002 to establish and maintain disclosure controls and procedures and internal control over financial reporting. These control systems are intended to provide reasonable assurance that material information relating to the Company is made known to our management and reported as required by the Exchange Act, to provide reasonable assurance regarding the reliability and preparation of our financial statements, and to provide reasonable assurance that fraud and other unauthorized uses of our assets are detected and prevented. We may not be able to maintain controls and procedures that are effective at the reasonable assurance level. If that were to happen, our ability to provide timely and accurate information about the Company, including financial information, to investors could be compromised and our results of operations could be harmed. Moreover, if the Company or its independent registered public accounting firm were to identify a material weakness or significant deficiency in any of those control systems, our reputation could be harmed and investors could lose confidence in us, which could cause the market price of the Company’s stock to decline and/or limit the trading market for the common stock.

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

We use various technologies in conducting our businesses, including telecommunication, data processing, computers, automation, internet-based banking, and debit cards. The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. Our future success depends, in part, on our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology driven products and services or be successful in marketing these products and services to our customers. In addition, our implementation of certain new technologies, such as those related to artificial intelligence, automation and algorithms, in our business processes may have unintended consequences due to their limitations or our failure to use them effectively. In addition, cloud technologies are also critical to the operation of our systems, and our reliance on cloud technologies is growing. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse effect on our business, financial condition and results of operations.

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

We formed the Insurance Subsidiary as a captive insurance company in late 2016 to insure or reinsure certain risks faced by the Bank as part of our enterprise-wide, multi-year insurance strategy to better position our risk programs and provide us with increased flexibility in the management of our insurance programs as well as contribute to efficiencies relating to our insurance programs over time. We may deviate from or change our insurance strategy from time to time, such as by choosing to not purchase insurance coverage through the Insurance Subsidiary for a particular year. If we do purchase insurance coverage through the Insurance Subsidiary, we may experience unanticipated events that could reduce or eliminate the benefits, both operational and financial, that we hope to realize through this entity, including, without limitation, significant insurance claims and/or changes in tax laws. In particular, we may not realize the tax benefits of owning a captive insurance company, which are discussed in the section of Item 1 of this annual report entitled “Supervision and Regulation” under the heading “Laws Related to the Insurance Subsidiary”. Although we believe that we have structured the Insurance Subsidiary’s operations to achieve these benefits, no assurance can be given that our efforts were or will be successful. If we are unable to achieve these benefits, then we will likely suspend the operations of the Insurance Subsidiary.

It should be noted that the operation by financial holding companies of captive insurance companies having a structure similar to the Insurance Subsidiary and FCBI is a relatively new development. If we are not able to successfully manage the Insurance Subsidiary, then our financial condition and/or results of operations could be materially and adversely impacted.

Certain of our U.S. consolidated federal income tax returns are currently being audited.

In April 2018, we were notified by the IRS that our 2016 U.S. consolidated federal tax return was selected for audit. In April 2020, we were notified by the IRS that our 2017 and 2018 U.S. consolidated federal tax returns had also been selected for audit. As part of its audits, the IRS reviewed the deductions related to, and the income generated by, the Insurance Subsidiary. Following the completion of its audits, the IRS determined that it disagreed with our tax treatment of the Insurance Subsidiary in 2016, 2017 and 2018, and we have appealed such determination. Management cannot predict whether our appeal and defense of our tax positions will be successful. If our appeal is not successful, then we could be required to pay taxes, interest, and penalties totaling approximately $3.0 million as of December 31, 2022 for the tax years under audit and our taxable earnings and/or the effective tax rate on our future earnings could increase substantially, any of which could have a material adverse effect on our business, financial condition and results of operations. See Note 12 to the consolidated financial statements presented elsewhere in this report for further information about this risk.

In August 2022, the IRS notified us that our 2019 and 2020 U.S. consolidated federal tax returns had been selected for audit. In January 2023, the IRS notified us that our 2021 U.S. consolidated federal tax return had also been selected for audit. Management cannot predict whether any of the tax positions taken in our 2019, 2020 or 2021 returns will be challenged by the IRS or, if challenged, whether we will be successful in defending those tax positions. If we are not successful in defending a challenge, then we may be required to amend the applicable tax return and pay additional taxes, interest, fines and/or penalties and our taxable earnings and/or the effective tax rate on our future earnings could increase substantially, any of which could have a material adverse effect on our business, financial condition and results of operations.

The loss of key personnel could disrupt our operations and result in reduced earnings.

Our growth and profitability will depend upon our ability to attract and retain skilled managerial, marketing and technical personnel.  Competition for qualified personnel in the financial services industry is intense, and there can be no assurance that we will be successful in attracting and retaining such personnel.  Our current executive officers provide valuable services based on their many years of experience and in-depth knowledge of the banking industry and the market areas we serve.  Due to the intense competition for financial professionals, it might be difficult to find qualified replacements in the event that a key employee’s employment were to terminate, which could disrupt the continuity of operations and/or result in a reduction in earnings.  As reported in the Company’s Current Report on Form 8-K filed with the SEC on January 17, 2023, James R. Bosley, Jr., who has served as the President of the Bank for over 27 years, retired on December 31, 2022.  Gary A. Harris, the Bank’s Executive Vice President and Chief Lending Officer who has been with the Bank for over 15 years, was promoted to replace Mr. Bosley after an extensive search led by a national search firm.

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

ITEM 1B.         UNRESOLVED STAFF COMMENTS

This Item 1B is not applicable because the Company is a “smaller reporting company”.

ITEM 2.         PROPERTIES

The Bank owns properties at which it operates branches at the following locations:

Main Office 15226 Hanover Pike Upperco, MD 21155	Owings Mills Branch 9320 Lakeside Boulevard Owings Mills, MD 21117	Eldersburg Branch 1321 Liberty Road Eldersburg, MD 21784

Reisterstown Branch 25 Westminster Pike Reisterstown, MD 21136	Westminster Branch 275 Clifton Boulevard Westminster, MD 21157

The Bank’s book value investment in land and buildings at December 31, 2022 totaled $5.2 million or 1% of total assets. Other than for banking purposes, the Bank does not invest in real estate. For future expansion purposes, the Bank owns two properties adjacent to its main office at 15216 and 15218 Hanover Pike, Upperco, Maryland 21155. The properties presently consist of two lots, each with a single family residence. One property is rented on a month-to-month lease. The other property has not been rented since 2011. The total rental income for both properties for 2022 was $10,200.

There are no encumbrances on any of these properties. Management believes that all of its properties are adequately insured. In 2022 and 2021, the properties owned by the Bank in Baltimore County, Maryland were subject to state and county real estate taxes at a combined rate of 1.24%, and the property owned by the Bank in Carroll County, Maryland was subject to state, county and municipal real estate taxes at combined rate of 1.68%. The Bank expensed $85,379 and $91,830, respectively, in real estate taxes on these properties in 2022 and 2021.

The Bank operates under leases at the following properties:

Location	Square Feet	Current Annual Rent	Lease Expiration
Greenmount In-Store Branch 2205 Hanover Pike Hampstead, MD 21074	709	$57,513	1/31/2023 with option to renew for one consecutive five-year term

Hampstead Branch 735 Hanover Pike Hampstead, MD 21074 (Land lease)	22,000	$57,730	9/30/2024 with option to renew for five consecutive five-year terms

Corporate Offices 4510 Lower Beckleysville Road Suite H Hampstead, MD 20174	4,171	$48,404	6/17/2025, with option to renew for three consecutive five-year terms

Carroll Lutheran Village Branch 300 St. Luke Circle Westminster, MD 21158	1,024	$24,320	5/15/2023, with option to renew for two consecutive five-year terms

Note 6 and Note 8 to the consolidated financial statements included elsewhere in this annual report contain additional information about the Bank’s premises and equipment.

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

PART II

ITEM 5.         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price Analysis and Dividends

As of February 28, 2023, the shares of the Company’s common stock were held by approximately 467 stockholders of record. Although many trades occur through privately-negotiated transactions, the shares of the Company’s common stock are traded in the over-the-counter market by certain broker-dealers and price quotations are available through the OTC Markets Group’s OTC Pink Market (the “Pink Market”) under the symbol “FMFG”. Price quotations reported through the Pink Market reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

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

Farmers and Merchants Bancshares, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7:         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto for the years ended December 31, 2022 and 2021, which are presented elsewhere in this annual report.

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

PAYCHECK PROTECTION PROGRAM

The U.S. Government’s Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) established the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), which provided small businesses in 2020 and 2021 with resources to maintain payroll, hire back employees who may have been laid off, and to cover applicable overhead expenses. During 2021, we made $22 million of PPP loans. All PPP loans are 100% guaranteed by the SBA. At December 31, 2022, $0.7 million of PPP loans are outstanding compared to $9.7 million at December 31, 2021.

FINANCIAL CONDITION

Total assets were $718,210,672 at December 31, 2022, an increase of $1,533,417, or 0.2%, over the $716,677,255 recorded at December 31, 2021. The increase was due primarily to an increase of $34,909,206 in loans, an increase of $6,215,208 in deferred taxes, and an increase of $3,029,179 in bank owned life insurance, offset by a decrease of $24,266,665 in securities available for sale and held to maturity and a decrease of $19,198,569 in cash and cash equivalents.

Total liabilities were $670,435,709 at December 31, 2022, an increase of $10,379,912, or 1.6%, over the $660,055,797 recorded at December 31, 2021. The increase was due primarily to an increase of $15,000,000 in Federal Home Loan Bank of Atlanta (“FHLB”) advances, offset by a decrease of $2,803,546 in deposits and a decrease of $1,883,263 in long term debt.

Stockholders’ equity was $47,774,963 at December 31, 2022 compared to $56,621,458 at December 31, 2021, a decrease of $8,846,495, or 15.6%. The decrease was due to an after-tax unrealized loss on available for sale securities of $15,710,893 and dividends paid, net of reinvestments, of $1,225,729, offset by net income for 2022 of $8,090,127.

Loans

Major categories of loans at December 31, 2022 and 2021 are as follows:

	2022		2021

Real estate:
Commercial	$351,794,702	67%	$319,185,116	66%
Construction/Land development	23,978,373	5%	28,221,854	6%
Residential	114,683,149	22%	107,436,033	22%
Commercial	31,066,497	6%	31,182,206	6%
Consumer	156,422	0%	355,958	0%
	521,679,143	100%	486,381,167	100%
Less: Allowance for loan losses	4,150,198		3,650,268
Deferred origination fees net of costs	608,405		719,565
	$516,920,540		$482,011,334

The Company had no foreign loans for any of the years presented.

Loans increased by $34,909,206, or 7.2%, to $516,920,540 at December 31, 2022 from $482,011,334 at December 31, 2021. The increase was due primarily to increases in commercial real estate loans of $32,609,586 and residential real estate loans of $7,247,116, offset by a decrease in construction/land development loans of $4,243,481. With several new loan officers on staff in 2022, total loan production increased by $18 million in 2022 as compared to 2021. In addition, line of credit usage increased by $4 million. Also, loan payoffs decreased by $22 million since rising rates made it more difficult for borrowers to refinance. Finally, $9 million of PPP loans were forgiven. For construction/land development loans the decrease was due primarily to several loans moving to permanent status after the construction completion. The allowance for loan losses increased by $499,930 to $4,150,198 at December 31, 2022 as compared to $3,650,268 at December 31, 2021.

Commercial loans in the table above include $0.7 million and $9.7 million of PPP loans as of December 31, 2022 and December 31, 2021, respectively, which are 100% guaranteed by the SBA. None of these loans were originated during 2022 compared to $22 million originated in 2021.

The Company has adopted policies and procedures that seek to mitigate credit risk and to maintain the quality of the loan portfolio. These policies include underwriting standards for new credits as well as the continuous monitoring including annual external loan reviews and monthly review at loan committee, and reporting of asset quality and the adequacy of the allowance for loan losses. These policies, coupled with continuous training efforts, have provided effective checks and balances for the risk associated with the lending process. Lending authority is based on the level of risk, size of the loan, and the experience of the lending officer. The Company’s policy is to make the majority of its loan commitments in the market area it serves. Management believes that this tends to reduce risk because management is familiar with the credit histories of loan applicants and has in-depth knowledge of the risk to which a given credit is subject. Although the loan portfolio is diversified, its performance will be influenced by the economy of the region.

The maturities and interest rate sensitivity of the loan portfolio at December 31, 2022 is as follows:

	Maturing within one year	Maturing after one but within five years	Maturing after five but within fifteen years	Maturing after fifteen years	Total

Real estate:
Commercial	$26,472,724	$178,967,907	$121,354,539	$24,999,532	$351,794,702
Construction/Land development	12,965,681	7,499,058	1,809,743	1,703,891	23,978,373
Residential	10,117,341	61,768,382	24,383,092	18,414,334	114,683,149
Commercial	9,405,381	14,984,162	6,581,007	95,947	31,066,497
Consumer	34,202	112,990	9,230	-	156,422
	$58,995,329	$263,332,499	$154,137,611	$45,213,704	$521,679,143
Rate terms:
Fixed-interest rate loans	$42,703,907	$228,449,144	$96,821,699	$10,518,575	$378,493,325
Adjustable-interest rate loans	16,291,422	34,883,355	57,315,912	34,695,129	143,185,818
	$58,995,329	$263,332,499	$154,137,611	$45,213,704	$521,679,143

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

Year-end non-accrual loans, segregated by class of loans, were as follows:

	2022	2021

Non-accrual loans
Commercial real estate	$502,961	$4,810,965
Residential real estate	-	31,500
Commercial	152,449	152,449
Total non-accrual loans	$655,410	$4,994,914

At December 31, 2022, the Company had one non-accrual commercial real estate loan totaling $502,961 and one non-accrual commercial loan totaling $152,449. The commercial loan was secured by business assets and was personally guaranteed. Gross interest income of $45,856 would have been recorded in 2022 if these non-accrual loans had been current and performing in accordance with the original terms. The Company allocated $281,910 of its allowance for loan losses to these non-accrual loans. The decrease of $4.3 million from December 31, 2021 to December 31, 2022 is due to a loan of the same balance that began making full principal and interest payments again in July 2022.

At December 31, 2021, the Company had two non-accrual commercial real estate loan totaling $4,810,965, one non-accrual residential real estate loan totaling $31,500, and one non-accrual commercial loan totaling $152,449. The real estate loan was secured by real estate and business assets and was personally guaranteed. The commercial loan was secured by business assets and was personally guaranteed. Gross interest income of $219,734 would have been recorded in 2021 if these non-accrual loans had been current and performing in accordance with the original terms. The Company allocated $281,910 of its allowance for loan losses to these non-accrual loans. The balance of the nonaccrual loans was net of charge-offs and a nonaccretable discount totaling $27,146 at December 31, 2021.

At December 31, 2022, the Company had no loans that were delinquent 90 days or greater other than the non-accrual loans listed above. At December 31, 2021, the Company had one residential real estate loan with a carrying value of $217,661 and two commercial loans with a carrying value of $263,241 that were delinquent 90 days or greater in addition to the non-accrual loans listed above. The residential loan is a chronic delinquent loan that the borrower brings current at least several times a year. The two commercial loans were PPP loans that were fully guaranteed and were paid in full in January 2022.

Year-end impaired loans are set forth in the following table:

	2022	2021

Impaired loans no valuation allowance	$6,772,804	$6,357,199
Impaired loans with a valuation allowance	655,410	655,410
Total impaired loans	$7,428,214	$7,012,609
Valuation allowance related to impaired loans	$281,910	$281,910

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

At December 31, 2022, the Company had two commercial real estate loans totaling $6,516,454 and two residential loans totaling $256,350 that were classified as TDRs. All four loans are included in impaired loans above. Each loan is paying as agreed. None of the borrowers have defaulted nor have there been charge-offs or allowances associated with the four loans. One of the commercial real estate loans with a principal balance of $4,542,896 and one of the residential loans with a principal balance of $222,767 were restructured as TDRs during 2022.

At December 31, 2021, the Company had one commercial real estate loan totaling $2,009,967 and one residential loan totaling $39,228 classified as TDRs. Both loans are included in impaired loans above. Each loan is paying as agreed. There have been no charge-offs or allowances associated with these two loans.

Year-end TDRs are set forth in the following table:

	2022	2021

Restructured loans (TDRs):
Total - all performing as agreed	$6,772,804	$2,049,195

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

Year-end loans graded special mention, substandard and doubtful are set forth in the following table:

	2022	2021

Special mention	$5,530,925	$5,288,153
Substandard	12,070,750	15,109,965
Doubtful	35,381	20,627
Total	$17,637,056	$20,418,745

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

Although management believes, based on currently available information, that the Company’s allowance for loan losses is sufficient to cover losses probable and estimable inherent in its loan portfolio at this time, no assurances can be given that the Company’s level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Company or that future adjustments to the allowance for loan losses will not be necessary if economic or other conditions differ substantially from the economic and other conditions at the time management determined the current level of the allowance for loan losses.

The following tables detail activity in the allowance for loan losses by portfolio for the years ended December 31, 2022 and 2021. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

							Allowance for loan losses ending			Outstanding loan balances
		Provision				Loan	balance evaluated for impairment:			evaluated for impairment:
	Beginning	for loan	Charge		Ending	Segment	Purchase Credit			Purchase Credit
December 31, 2022	balance	losses	offs	Recoveries	balance	Percentage	Individually	Impaired	Collectively	Individually	Impaired	Collectively

Real estate:
Commercial	$2,482,930	$343,424	$(7,772)	$-	$2,818,582	67%	$129,461	$-	$2,689,121	$7,019,415	$-	$344,775,287
Construction and land development	214,547	(66,151)	-	16,200	164,596	5%	-	-	164,596	-	369,622	23,608,751
Residential	603,558	173,859	(2,468)	18,970	793,919	22%	-	-	793,919	256,350	209,583	114,217,216
Commercial	255,413	81,890	-	-	337,303	6%	152,449	-	184,854	152,449	-	30,914,048
Consumer	4,370	336	-	-	4,706	0%	-	-	4,706	-	-	156,422
Unallocated	89,450	(58,358)	-	-	31,092	0%	-	-	31,092	-	-	-
	$3,650,268	$475,000	$(10,240)	$35,170	$4,150,198	100%	$281,910	$-	$3,868,288	$7,428,214	$579,205	$513,671,724

							Allowance for loan losses ending			Outstanding loan balances
		Provision				Loan	balance evaluated for impairment:			evaluated for impairment:
	Beginning	for loan	Charge		Ending	Segment	Purchase Credit			Purchase Credit
December 31, 2021	balance	losses	offs	Recoveries	balance	Percentage	Individually	Impaired	Collectively	Individually	Impaired	Collectively

Real estate:
Commercial	$2,230,129	$241,301	$-	$11,500	$2,482,930	66%	$129,461	$-	$2,353,469	$6,820,932	$56,825	$312,307,359
Construction and land development	201,692	(3,345)	-	16,200	214,547	6%	-	-	214,547	-	383,666	27,838,188
Residential	644,639	(22,111)	(18,970)	-	603,558	22%	-	-	603,558	39,228	568,151	106,828,654
Commercial	111,390	129,023	-	15,000	255,413	6%	152,449	-	102,964	152,449	-	31,029,757
Consumer	2,138	2,232	-	-	4,370	0%	-	-	4,370	-	-	355,958
Unallocated	106,550	(17,100)	-	-	89,450	0%	-	-	89,450	-	-	-
	$3,296,538	$330,000	$(18,970)	$42,700	$3,650,268	100%	$281,910	$-	$3,368,358	$7,012,609	$1,008,642	$478,359,916

	2022	2021

Allowance for loan losses to total loans outstanding	0.80%	0.75%

Ratio of net charge-offs to average loans outstanding during the period	0.00%	0.00%

Nonaccrual loans to total loans outstanding at period end	0.13%	1.03%

Allowance for loan losses to nonaccrual loans at period end	633.22%	73.08%

Net recovery (charge-offs) during the period to average loans outstanding:

2022

Real estate:
Commercial	0.00%
Construction and land development	0.06%
Residential	0.02%
Commercial	-0.01%
Consumer	0.00%

Total	0.01%

The Company recorded net recoveries of $24,930 and $23,730 for 2022 and 2021, respectively. The provision for loan losses was $475,000 in 2022 and $330,000 in 2021.

Management believes that the $4.2 million reserve at December 31, 2022 and the $475,000 provision for the year ended December 31, 2022 are appropriate to adequately cover the probable and estimable losses inherent in the loan portfolio. The reserve increased by $499,930 or 14% from December 31, 2021. Excluding PPP loans, the Company’s loan portfolio grew by $44 million during the 2022. An increasing portfolio typically requires a commensurate increase in the provision. In addition, several qualitative factors were increased to reflect the potential impact of rising interest rates on loan losses.

Other Real Estate Owned

Other real estate owned (“OREO”) at December 31, 2022 included two properties with an aggregate carrying value of $1,242,365. The first property is an apartment building in Baltimore, Maryland with a carrying value of $1,242,365 that was acquired in the Merger. The property is being marketed for sale. The other property is land in Cecil County, Maryland with a carrying value of $0. It was acquired through foreclosure in 2007. The latter property consists of 10.43 acres and is currently under contract for a gross sales price of $295,000 with closing expected in 2023. Due to the length of time that the latter property has been held, Maryland banking law required a write-down of the value to $0 in 2019.

	2022	2021

Other Real Estate Owned	$1,242,365	$1,242,365

Investment Securities

Investment securities decreased by $24,266,445, or 14.2%, to $146,823,446 at December 31, 2022 from $171,089,891 at December 31, 2021. The decrease was due primarily to a $21,675,430 increase in the unrealized loss of the available for sale securities as a result of the significant increase in interest rates during 2022. At December 31, 2022 and 2021, the Company had classified 86% and 87%, respectively, of the investment portfolio as available for sale. The remaining balance of the portfolio was classified as held to maturity.

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

The following table sets forth the carrying value of investment securities at December 31:

	2022	2021
Available for sale
State and municipal	$552,281	$763,498
SBA pools	1,019,797	1,397,762
Corporate bonds	9,389,896	9,234,207
Mortgage-backed securities	115,352,475	137,842,449
	$126,314,449	$149,237,916

Held to maturity
State and municipal	$20,508,997	$21,851,975

The following table sets forth the scheduled maturities of investment securities at December 31, 2022:

	Available for Sale			Held to Maturity
	Amortized Cost	Fair Value	Yield (1)	Amortized Cost	Fair Value	Yield (1)

Within 1 year	$580,522	$564,841	1.39%	$330,000	$330,175	4.00%
Over 1 to 5 years	3,079,483	2,937,072	2.12%	474,937	469,235	2.77%
Over 5 to 10 years	7,324,263	6,440,264	4.62%	3,308,340	3,162,389	2.78%
Over 10 years	-	-	-	16,395,720	14,917,996	3.02%
	10,984,268	9,942,177	3.75%	20,508,997	18,879,795	2.99%
SBA Pools	1,033,606	1,019,797	4.12%	-	-	-
Mortgage-backed securities	137,896,519	115,352,475	1.97%	-	-	-
	$149,914,393	$126,314,449	2.12%	$20,508,997	$18,879,795	2.99%

(1) – the yields indicated are based upon the amortized cost and have not been tax effected for tax exempt securities.

SBA pools and mortgage-backed securities are due in monthly installments.

Deposits

Total deposits were $623,611,124 at December 31, 2022 compared to $626,414,670 at December 31, 2021, a decrease of $2,803,546, or 0.4%. The decrease was due to a $22,080,938 decrease in certificates of deposit, offset by a $3,348,466 increase in savings accounts, a $5,229,891 increase in interest bearing checking accounts, a $8,179,301 increase in money market accounts and a $2,519,734 increase in noninterest-bearing accounts. The following table shows the average balances and average costs of deposits for the years ended December 31:

	2022		2021
	Average Balance	Cost	Average Balance	Cost

Noninterest bearing demand deposits	$129,642,652	0.00%	$120,935,434	0.00%
Interest bearing demand deposits	134,141,125	0.17%	118,795,136	0.18%
Savings and money market deposits	199,407,223	0.13%	183,453,217	0.15%
Certificates of deposit	168,618,943	0.53%	187,568,107	0.81%
	$631,809,943	0.22%	$610,751,894	0.33%

As of December 31, 2022, certificates of deposit greater than $250,000 mature as follows:

Period	Balance
3 months or less	$13,376,259
Over 3 months to 6 months	6,248,186
Over 6 months to 12 months	8,358,449
Over 12 months	9,993,344
Total	$37,976,238

Uninsured deposits totaled $162,415,782 at December 31, 2022.

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

At December 31, 2022, the Company’s off-balance sheet financial instruments were as follows:

Loan commitments	$13,975,917
Unused lines of credit	$37,550,783
Letters of credit	$1,403,956

Management does not believe that any of the foregoing arrangements are reasonably likely to have a material adverse effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Specific information about the Company’s borrowings and contractual obligations is set forth in the following table:

		At December 31,
		2022	2021
Amount outstanding at year-end:
Securities sold under repurchase agreements		$5,175,303	$5,414,026
Federal Home Loan Bank advances		20,000,000	5,000,000
Federal Home Loan Bank advances mature in:
	2023	$15,000,000	$-
	2025	$5,000,000	$5,000,000
Long-term debt (net of issuance costs) matures in	2025	15,095,642	16,978,905

Weighted average rate paid at December 31:
Securities sold under repurchase agreements		0.30%	0.31%
Federal Home Loan Bank advances		3.68%	1.00%
Long-term debt		4.10%	4.10%

	For years ended December 31,
	2022	2021

Average rate paid for the year:
Securities sold under repurchase agreements	0.30%	0.43%
Federal Home Loan Bank advances	1.55%	1.01%
Long-term debt	4.10%	4.10%

The terms of the Company’s operating leases, including the future minimum payments under those leases, are disclosed in Note 9 to the consolidated financial statements.

RESULTS OF OPERATIONS

Overview

The Company reported net income of $8,090,127 for the year ended December 31, 2022 compared to $8,149,606 for the year ended December 31, 2021. The decrease of $59,479 from 2021 was due to an increase in noninterest expense of $1,238,681, an increase in the provision for loan losses of $145,000, and an increase in income taxes of $52,213, offset by an increase in net interest income of $1,248,391 and an increase in noninterest income of $128,024.

Net Interest Income

The primary source of income for the Company is net interest income, which is the difference between interest income on interest-earning assets, such as investment securities and loans, and interest expense incurred on interest-bearing sources of funds, such as deposits and borrowings.

For the year ended December 31, 2022, the Company recorded net interest income of $24,123,495 compared to $22,875,104 for 2021, an increase of $1,248,391. The increase was attributable to an increase in the average balance of interest-earning assets of $22,011,503 to $686,760,420 in 2022 from $664,748,917 in 2021, and an increase in the net yield on interest-earning assets of 7 basis points to 3.54% in 2022 from 3.47% in 2021.

Total interest income for the year ended December 31, 2022 increased by $589,250 to $26,269,653, from $25,680,403 for 2021. The increase was due primarily to the aforementioned increase in average interest earning assets, offset by a decrease of 4 basis points in the tax equivalent yield on interest earning assets to 3.85% in 2022 from 3.89% in 2021.

Interest income from loans was $22,565,034 in 2022 compared to $23,491,614 in 2021, a decrease of $926,580. This decrease was attributable to a $16,740,010 decrease in the average balance of loans to $498,427,308 in 2022 from $515,167,318 in 2021, and a 3 basis point decrease in the average yield on loans to 4.53% in 2022 from 4.56% in 2021. PPP revenue recognized declined by approximately $659,000 in 2022 compared to 2021 which contributed to a 13 basis point decline in the yield.

For the year ended December 31, 2022, the Company recorded interest income on securities of $3,551,955 compared to $2,123,293 for the same period in 2021. The $1,428,662 increase in 2022 was attributable to a $54,871,003 increase in the average balance of securities to $174,776,879 in 2022 from $119,905,876 in 2021, and a 21 basis point increase in the average tax equivalent yield on securities to 2.13% in 2022 from 1.92% in 2021.

Interest income on federal funds sold and other interest-earning assets (FHLB stock and certificates of deposit) increased $87,168 to $152,664 in 2022 compared to $65,496 in 2021. The increase was due to a 97 basis point decrease in the average tax equivalent yield to 1.20% in 2022 from 0.23% in 2021, offset by a $16,119,490 decrease in the average balance of federal funds sold and other interest-earning assets to $13,556,233 in 2022 from $29,675,723 in 2021.

Total interest expense decreased by $659,141 to $2,146,158 in 2022 compared to $2,805,299 in 2021. The decrease was due to a 13 basis point decrease in the cost of interest-bearing liabilities to 0.41% in 2022 from 0.54% in 2021, offset by an increase of $5,994,959 in the average balance of interest-bearing liabilities to $528,210,165 in 2022 from $522,215,206 in 2021.

Interest paid on NOW, savings, and money market deposit accounts decreased by $9,330 to $476,213 in 2022 compared to $485,543 in 2021. The decrease was due to a 2 basis point decrease in the cost of funds to 0.14% in 2022 from 0.16% in 2021 offset by a $31,299,995 increase in the average balance of these deposits to $333,548,348 in 2022 from $302,248,353 in 2021.

Interest paid on time deposits decreased by $612,852 to $899,478 in 2022 compared to $1,512,330 in 2021. The decrease was due to a decrease of 28 basis points in the average rate paid to 0.53% in 2022 from 0.81% in 2021, and a decrease of $18,949,164 in the average balance to $168,618,943 in 2022 from $187,568,107 in 2021.

Interest paid on securities sold under repurchase agreements decreased by $31,860 to $12,768 in 2022 compared to $44,628 in 2021. The decrease was attributable to a decrease of 13 basis points in the average rate paid to 0.30% in 2022 from 0.43% in 2021, and a $6,167,187 increase in the average balance of securities sold under repurchase agreements to $4,255,436 in 2022 from $10,422,623 in 2021.

Interest paid on long-term debt was $664,620 in 2022 compared to $712,306 in 2021. This debt relates to the $17 million term loan obtained on September 30, 2021 to finance a portion of the cash paid to the former stockholders of Carroll Bancorp, Inc. in the Merger. The average balance, net of issuance costs, decreased $1,059,888 to 15,916,205 in 2022 from $16,976,093 in 2021 due to scheduled principal payments.

Interest paid on FHLB advances and other borrowings increased $42,587 to $93,079 in 2022 from $50,492 in 2021. The increase was attributable to an increase of 58 basis points in the average rate paid to 1.59% in 2022 from 1.01% in 2021, and a $871,203 increase in the average balance of FHLB advances and other borrowings to $5,871,233 in 2022 from $5,000,030 in 2021.

The following table sets forth certain information relating to the Company’s average interest-earning assets and interest-bearing liabilities for the periods indicated. The yields and rates are calculated by dividing interest income or expense by the average daily balance of assets or liabilities, respectively. Non-accruing loans are included in the average balance.

Average Balance Sheet, Interest and Yields

	For the Years Ended December 31,
	2022			2021
	Average Balance	Interest	Yield	Average Balance	Interest	Yield
Assets:
Loans	$498,427,308	$22,565,034	4.53%	$515,167,318	$23,491,614	4.56%
Securities, taxable (1)	156,008,736	2,986,225	1.91%	99,668,430	1,516,487	1.52%
Securities, tax exempt (1)	18,768,143	736,696	3.93%	20,237,446	787,818	3.89%
Federal funds sold and other interest earning assets (1)	13,556,233	162,410	1.20%	29,675,723	69,098	0.23%
Total interest-earning assets	686,760,420	26,450,365	3.85%	664,748,917	25,865,017	3.89%
Noninterest-earning assets	27,355,077			38,706,505
Total assets	$714,115,497			$703,455,422

Liabilities and Stockholders' Equity:			Rate			Rate
NOW, savings, and money market	$333,548,348	476,213	0.14%	$302,248,353	485,543	0.16%
Certificates of deposit	168,618,943	899,478	0.53%	187,568,107	1,512,330	0.81%
Securities sold under repurchase agreements	4,255,436	12,768	0.30%	10,422,623	44,628	0.43%
Long-term debt	15,916,205	664,620	4.18%	16,976,093	712,306	4.20%
FHLB advances and other borrowings	5,871,233	93,079	1.59%	5,000,030	50,492	1.01%
Total interest-bearing deposits	528,210,165	2,146,158	0.41%	522,215,206	2,805,299	0.54%

Noninterest-bearing deposits	129,642,652			120,935,434
Noninterest-bearing liabilities	5,804,686			5,419,526
Total liabilities	663,657,503			648,570,166
Stockholders' equity	50,457,994			54,885,256
Total liabilities and stockholders' equity	$714,115,497			$703,455,422
Net interest income		$24,304,207			$23,059,718

Interest rate spread			3.44%			3.35%

Net yield on interest-earning assets			3.54%			3.47%

Ratio of average interest-earning assets to average interest-bearing liabilities			130.02%			127.29%

(1) - Interest on tax-exempt investments are reported on a fully taxable equivalent basis. The federal, state, and combined tax rates used were 21.00%, 8.25%, and 27.5175% respectively.

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

RATE/VOLUME ANALYSIS

	Year ended December 31, 2022 compared to 2021			Year ended December 31, 2021 compared to 2020
	Change due to variance in			Change due to variance in
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans	$(758,854)	$(167,726)	$(926,580)	$4,293,991	$(93,539)	$4,200,452
Securities, taxable	1,009,107	460,631	1,469,738	856,005	(114,100)	741,905
Securities, tax exempt	(57,625)	6,503	(51,122)	(43,603)	31,580	(12,023)
Federal funds sold and other interest-earning assets	(55,105)	148,417	93,312	56,920	(67,668)	(10,748)
Total interest-earning assets	137,523	447,825	585,348	5,163,313	(243,727)	4,919,586
Interest expense:
NOW, savings, and money market	47,585	(56,915)	(9,330)	199,146	(232,621)	(33,475)
Certificates of deposit	(140,897)	(471,955)	(612,852)	303,198	(1,400,844)	(1,097,646)
Securities sold under repurchase agreements	(21,159)	(10,701)	(31,860)	11,269	(73,959)	(62,690)
Long-term debt	(44,274)	(3,412)	(47,686)	526,496	4,345	530,841
FHLB advances and other borrowings	9,972	32,615	42,587	1,055	8,537	9,592
Total interest-bearing liabilities	(148,773)	(510,368)	(659,141)	1,041,164	(1,694,542)	(653,378)

Change in net interest income	$286,296	$958,193	$1,244,489	$4,122,149	$1,450,815	$5,572,964

Noninterest Income

Noninterest income was $2,293,938 in 2022 compared to $2,165,914 in 2021, an increase of $128,024. The increase was due primarily to a $673,483 gain on insurance proceeds from the storm damage to the Bank’s Upperco, Maryland location and a $151,206 increase in the gain on sale of SBA loans, offset by a $696,470 decrease in mortgage banking revenue as a result of the significant increase in interest rates in 2022 which reduced residential loan activity.

Noninterest Expense

Total noninterest expense increased by $1,238,681 to $15,367,280 in 2022 from $14,128,599 in 2021. The increase was due primarily to increases in salaries and benefits of $730,088 as a result of the addition of several new positions as well as normal salary increases, and an increase in professional fees of $475,872 as a result of third party fees paid in connection with the hiring of new employees.

Other noninterest expenses include the following:

	2022	2021

Directors fees	212,436	221,239
Insurance claims	205,000	145,000
Telephone	202,854	219,418
Correspondent bank services	195,223	185,081
Internet banking fees	177,164	168,424
Stationery, printing, and supplies	176,467	225,266
Liability insurance	137,885	106,938
Other	550,754	516,268
	$1,857,783	$1,787,634

Income Taxes

Income taxes increased by $52,213 to $2,485,026 in 2022 from $2,432,813 in 2021.

The Company’s effective tax rate increased to 23.5% in 2022, from 23.0% in 2021. The increase was due to a lower percentage of tax-exempt revenue. Note 14 to the consolidated financial statements provides additional information about the Company’s taxes, including a reconciliation of the Company’s effective tax rate to the Federal statutory rate of 21%.

Quarterly Results of Operations

	Three Months Ended
	Unaudited
2022	December 31	September 30	June 30	March 31

Interest income	$6,918,716	$6,586,065	$6,275,147	$6,489,725
Interest expense	623,247	494,313	502,962	525,636
Net interest income	6,295,469	6,091,752	5,772,185	5,964,089
Provision for loan losses	380,000	95,000	-	-
Net income	2,014,282	1,974,310	2,050,733	2,050,802
Earnings per share - basic and diluted	$0.66	$0.65	$0.67	$0.68

2021	December 31	September 30	June 30	March 31

Interest income	$6,374,432	$6,654,268	$6,281,111	$6,370,592
Interest expense	607,293	662,279	738,590	797,137
Net interest income	5,767,139	5,991,989	5,542,521	5,573,455
Provision for loan losses	(100,000)	330,000	(20,000)	120,000
Net income	1,965,265	2,122,547	2,032,219	2,029,575
Earnings per share - basic and diluted	$0.65	$0.70	$0.67	$0.67

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

Based upon the simulation analysis performed at December 31, 2022 and 2021, management estimated the following changes in NII, assuming the indicated rate changes:

Change in Rate	2022	2021

400 basis point increase	$(2,282,000)	$(1,844,000)
300 basis point increase	(1,610,000)	(1,191,000)
200 basis point increase	(958,000)	(677,000)
100 basis point increase	(424,000)	(278,000)
100 basis point decrease	417,000	(878,000)
200 basis point decrease	375,000	(1,131,000)
300 basis point decrease	216,000	(1,201,000)

LIQUIDITY MANAGEMENT

Liquidity describes our ability to meet financial obligations that arise out of the ordinary course of business. Liquidity is primarily needed to meet depositor withdrawal requirements, to fund loans, and to fund our other debts and obligations as they come due in the normal course of business. We maintain our asset liquidity position internally through short-term investments, the maturity distribution of the investment portfolio, loan repayments, and income from earning assets. On the liability side of the balance sheet, liquidity is affected by the timing of maturing liabilities and the ability to generate new deposits or borrowings as needed. The Bank is approved to borrow 75% of eligible pledged single family residential loans and 50% of eligible pledged commercial loans as well as investment securities, or approximately $60.5 million under a secured line of credit with the FHLB. The Bank also has a facility with the Federal Reserve Bank of Richmond (the “Reserve Bank”) under which the Bank could borrow approximately $25.4 million. Finally, the Bank has $23,500,000 ($14,500,000 unsecured and $9,000,000 secured) overnight federal funds lines of credit available from commercial banks. FHLB advances of $20,000,000 and $5,000,000 were outstanding as of December 31, 2022 and 2021, respectively. There were no borrowings from the Reserve Bank or from the commercial banks’ lines of credit at December 31, 2022 and 2021. On September 30, 2020, the Company borrowed $17,000,000 from a commercial bank, which was used on October 1, 2020 to fund a portion of the cash consideration paid to the former stockholders of Carroll Bancorp, Inc. in the Merger. The outstanding balance at December 31, 2022, net of unamortized issuance costs, was $15,095,642. Management believes that we have adequate liquidity sources to meet all anticipated liquidity needs over the next 12 months. Management knows of no trend or event which is likely to have a material impact on our ability to maintain liquidity at satisfactory levels.

Cash provided by operating activities decreased by $4,548,768 to $7,155,962 in 2022 from $11,704,730 in 2021. Cash used in investing activities decreased by $23,626,325 to $35,358,568 in 2022 from $58,984,893 in 2021 due primarily to a $110,483,756 decrease in the net cash outflow from the debt securities portfolio, offset by a $75,821,469 increase in the net cash outflow from the loan portfolio. Cash provided by financing activities decreased by $23,762,562 to $9,004,037 in 2022 from $32,766,599 in 2021 due primarily to a $55,905,586 decrease in the net cash inflow from deposits, offset by a $19,101,224 decrease in the net cash outflow from securities sold under repurchase agreements and a $15,000,000 increase in the net cash inflow from FHLB advances.

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

The following table presents actual and required capital ratios as of December 31, 2022 and 2021, for the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2022 and 2021, based on the phase-in provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

			Minimum		To Be Well
(Dollars in thousands)	Actual		Capital Adequacy		Capitalized
December 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$75,826	12.96%	$61,410	10.50%	$58,486	10.00%
Tier 1 capital (to risk-weighted assets)	71,676	12.26%	49,713	8.50%	46,789	8.00%
Common equity tier 1 (to risk- weighted assets)	71,676	12.26%	40,940	7.00%	38,016	6.50%
Tier 1 leverage (to average assets)	71,676	9.83%	29,167	4.00%	36,459	5.00%

December 31, 2021

Total capital (to risk-weighted assets)	$69,957	13.24%	$55,471	10.50%	$52,830	10.00%
Tier 1 capital (to risk-weighted assets)	66,307	12.55%	44,905	8.50%	42,267	8.00%
Common equity tier 1 (to risk- weighted assets)	66,307	12.55%	36,981	7.00%	34,339	6.50%
Tier 1 leverage (to average assets)	66,307	9.27%	28,614	4.00%	35,797	5.00%

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

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Farmers and Merchants Bancshares, Inc.

Hampstead, Maryland

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Farmers and Merchants Bancshares, Inc. and its Subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income (loss), changes in stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Loan Losses – Loans Collectively Evaluated for Impairment – Qualitative Factors

Description of the Matter

As described in Note 1 (Summary of Significant Accounting Policies) and Note 5 (Loans) to the consolidated financial statements, the Company maintains an allowance representing an amount which, in management’s judgement, is appropriate to absorb the probable and estimable losses on existing loans and other extensions of credit that may become uncollectible. The Company’s allowance for loan losses consists of three elements: (1) segregating the loan portfolio into pools based upon similar characteristics and risk profiles and applying a loss factor to the pools based on historical losses within those pools; (2) applying qualitative factors to the loan pools that consider economic and other factors, both internal and external, affecting the Company and the pools; and (3) determining specific reserves based on individual evaluation of impaired loans that are not included in the pools discussed above. The qualitative factors are established by applying a loss percentage to the loan pools and made up approximately $3.5 million of the total $4.2 million of allowance for loan losses as of December 31, 2022.

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

How We Addressed the Matter in Our Audit

The primary audit procedures we performed to address this critical audit matter included:

● Substantively testing management’s process, including evaluating their judgments and assumptions for developing the qualitative allocations, which included:
o	Evaluating the completeness and accuracy of data inputs used as a basis for the qualitative allocations.
o	Evaluating the reasonableness of management’s judgments related to the determination of qualitative allocations.
o	Evaluating the qualitative allocations for directional consistency in comparison to prior periods and for reasonableness in comparison to supporting documentation.
o	Testing the mathematical accuracy of the allowance calculation, including the application of the qualitative allocations.

/s/ YOUNT, HYDE & BARBOUR, P.C.

We have served as the Company's auditor since 2021.

Richmond, Virginia

March 10, 2023

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31,	2022	2021

Assets

Cash and due from banks	$6,414,822	$25,258,932
Federal funds sold and other interest-bearing deposits	848,715	1,203,174
Cash and cash equivalents	7,263,537	26,462,106
Certificates of deposit in other banks	100,000	350,000
Securities available for sale, at fair value	126,314,449	149,237,916
Securities held to maturity, at cost	20,508,997	21,851,975
Equity security, at fair value	489,145	543,605
Restricted stock, at cost	1,332,500	675,400
Mortgage loans held for sale	428,355	126,500
Loans, less allowance for loan losses of $4,150,198 and $3,650,268	516,920,540	482,011,334
Premises and equipment, net	6,186,594	6,259,421
Accrued interest receivable	1,815,784	1,609,063
Deferred income taxes, net	8,392,658	2,177,450
Other real estate owned, net	1,242,365	1,242,365
Bank owned life insurance	14,585,342	11,556,163
Goodwill and other intangibles, net	7,042,752	7,051,080
Other assets	5,587,654	5,522,877
	$718,210,672	$716,677,255

Liabilities and Stockholders' Equity

Deposits
Noninterest-bearing	$126,695,349	$124,175,615
Interest-bearing	496,915,775	502,239,055
Total deposits	623,611,124	626,414,670
Securities sold under repurchase agreements	5,175,303	5,414,026
Federal Home Loan Bank of Atlanta advances	20,000,000	5,000,000
Long-term debt, net of issuance costs	15,095,642	16,978,905
Accrued interest payable	349,910	295,910
Other liabilities	6,203,730	5,952,286
	670,435,709	660,055,797

Commitments and contingencies

Stockholders' equity
Common stock, par value $.01 per share, authorized 5,000,000 shares; issued and outstanding 3,071,214 in 2022 and 3,037,137 shares in 2021	30,712	30,372
Additional paid-in capital	29,549,914	28,857,422
Retained earnings	35,300,166	29,128,600
Accumulated other comprehensive loss	(17,105,829)	(1,394,936)
	47,774,963	56,621,458
	$718,210,672	$716,677,255

The accompanying notes are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

Years Ended December 31,	2022	2021

Interest income
Loans, including fees	$22,565,034	$23,491,614
Investment securities - taxable	2,981,300	1,511,970
Investment securities - tax exempt	570,655	611,323
Federal funds sold and other interest earning assets	152,664	65,496
Total interest income	26,269,653	25,680,403

Interest expense
Deposits	1,375,691	1,997,873
Securities sold under repurchase agreements	12,768	44,628
Federal Home Loan Bank advances and other borrowings	757,699	762,798
Total interest expense	2,146,158	2,805,299
Net interest income	24,123,495	22,875,104

Provision for loan losses	475,000	330,000

Net interest income after provision for loan losses	23,648,495	22,545,104

Noninterest income
Service charges on deposit accounts	777,901	724,086
Mortgage banking income	214,043	910,513
Bank owned life insurance income	229,179	229,966
Fair value adjustment of equity security	(62,094)	(15,354)
Gain on call of debt security	-	9,190
Gain on insurance proceeds, net	673,483	-
Gain on sale of SBA loans	158,123	6,917
Other	303,303	300,596
Total noninterest income	2,293,938	2,165,914

Noninterest expense
Salaries	7,865,194	7,214,871
Employee benefits	1,798,150	1,718,465
Occupancy	890,926	948,757
Furniture and equipment	891,250	775,829
Professional services	894,715	415,642
Automated teller machine and debit card expenses	473,917	352,130
Federal Deposit Insurance Corporation premiums	180,196	306,123
Postage, delivery, and armored carrier	235,412	185,542
Advertising	258,032	233,358
Other real estate owned	21,705	190,248
Other	1,857,783	1,787,634
Total noninterest expense	15,367,280	14,128,599

Income before income taxes	10,575,153	10,582,419
Income taxes	2,485,026	2,432,813
Net income	$8,090,127	$8,149,606

Earnings per share - basic and diluted	$2.66	$2.70

The accompanying notes are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

Years Ended December 31,	2022	2021

Net income	$8,090,127	$8,149,606

Other comprehensive loss, net of income taxes:

Securities available for sale
Net unrealized loss arising during the period	(21,675,430)	(2,889,734)

Reclassification adjustment for realized gains included in net income	-	(9,190)
Total unrealized loss on investment securities available for sale	(21,675,430)	(2,898,924)

Income tax benefit	5,964,537	797,711

Total other comprehensive loss	(15,710,893)	(2,101,213)

Total comprehensive (loss) income	$(7,620,766)	$6,048,393

The accompanying notes are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

			Additional		Accumulated other	Total
	Common stock		paid-in	Retained	comprehensive	stockholders'
	Shares	Par value	capital	earnings	income (loss)	equity

Balance, December 31, 2020	3,011,255	$30,113	$28,294,139	$22,698,954	$706,277	$51,729,483

Net income	-	-	-	8,149,606	-	8,149,606
Other comprehensive loss	-	-	-	-	(2,101,213)	(2,101,213)
Cash dividends, $0.57 per share	-	-	-	(1,719,960)	-	(1,719,960)
Dividends reinvested	25,882	259	563,283	-	-	563,542

Balance, December 31, 2021	3,037,137	30,372	28,857,422	29,128,600	(1,394,936)	56,621,458

Net income	-	-	-	8,090,127	-	8,090,127
Other comprehensive loss	-	-	-	-	(15,710,893)	(15,710,893)
Cash dividends, $0.63 per share	-	-	-	(1,918,561)	-	(1,918,561)
Dividends reinvested	34,077	340	692,492	-	-	692,832
Balance, December 31, 2022	3,071,214	$30,712	$29,549,914	$35,300,166	$(17,105,829)	$47,774,963

The accompanying notes are an integral part of these consolidated financial statements

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31,	2022	2021

Cash flows from operating activities
Net income	$8,090,127	$8,149,606
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	482,489	470,943
Provision for loan losses	475,000	330,000
Amortization of right of use asset	4,355	17,053
Gain on sale of premises and equipment	-	(44,510)
Gain on insurance proceeds	(673,483)	-
Write down of other real estate owned	-	169,240
Gain on premium call of debt security	-	(9,190)
Equity security dividends reinvested	(7,634)	(6,393)
Fair value adjustment on equity security	62,094	15,354
Gain on sale of SBA loans	(158,123)	(6,917)
Deferred income taxes	(250,672)	(160,070)
Amortization of debt issuance costs	5,625	5,625
Amortization of premiums and accretion of discounts, net	(224,663)	(7,602)
Bank owned life insurance cash surrender value	(229,179)	(229,966)
Increase (decrease) in
Deferred loan fees and costs, net	(111,160)	(204,430)
Accrued interest payable	54,000	(113,712)
Other liabilities	396,538	1,035,504
Decrease (increase) in
Mortgage loans held for sale	(301,855)	1,546,850
Accrued interest receivable	(206,721)	448,428
Other assets	(250,776)	298,917
Cash provided by operating activities	7,155,962	11,704,730

The accompanying notes are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(continued)

Years Ended December 31,	2022	2021

Cash flows from investing activities
Proceeds from maturity and call of securities
Available for sale	19,994,811	31,327,354
Held to maturity	1,456,420	2,171,420
Purchase of securities
Available for sale	(19,193,215)	(129,676,971)
Held to maturity	-	(842,062)
Redemption of certificates of deposit	250,000	500,000
Loans made to customers, net of principal collected	(35,960,009)	39,861,460
Proceeds from sale of SBA loans	1,250,154	61,595
(Purchase) redemption of restricted stock	(657,100)	225,100
Proceeds from sale of premises and equipment	-	1,387,613
Proceeds from insurance	711,214	-
Purchase of bank owned life insurance	(2,800,000)	(28,855)
Purchase of annuity	-	(3,671,145)
Purchases of premises, equipment and software	(410,843)	(300,402)
Cash used in investing activities	(35,358,568)	(58,984,893)

Cash flows from financing activities
Net increase (decrease) in
Noninterest-bearing deposits	2,519,734	21,020,502
Interest-bearing deposits	(5,162,357)	32,242,461
Securities sold under repurchase agreements	(238,722)	(19,339,946)
Federal Home Loan Bank of Atlanta advances	15,000,000	-
Long-term debt	(1,888,889)	-
Dividends paid, net of reinvestments	(1,225,729)	(1,156,418)
Cash provided by financing activities	9,004,037	32,766,599

Net decrease in cash and cash equivalents	(19,198,569)	(14,513,564)

Cash and cash equivalents at beginning of period	26,462,106	40,975,670
Cash and cash equivalents at end of period	$7,263,537	$26,462,106

Supplementary disclosure of cash flow information:
Cash paid during the period for interest	$2,239,129	3,154,898
Cash paid during the period for income taxes	3,365,318	1,605,500
Net unrealized loss on securities available for sale	(21,675,430)	(2,898,924)

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

Principles of consolidation

The consolidated financial statements include the accounts of Farmers and Merchants Bancshares, Inc. and its wholly owned subsidiaries, Farmers and Merchants Bank (the “Bank”), and Series Protected Cell FCB-4 (the “Insurance Subsidiary”), and one subsidiary of the Bank, Reliable Community Financial Services, Inc. (collectively the “Company”, “we”, “us”, or “our”). The Insurance Subsidiary is a series investment, 100% owned by the Company, in First Community Bankers Insurance Co., LLC, a Tennessee “series” limited liability company and licensed property and casualty insurance company. Intercompany balances and transactions, including insurance premiums paid by the Bank that were received by the Insurance Subsidiary through an intermediary, have been eliminated. Effective October 1, 2020, the Company acquired Carroll Bancorp, Inc. and its wholly-owned subsidiary, Carroll Community Bank (collectively, “Carroll”), both of which were based in Eldersburg, Maryland, through a series of merger transactions (the “Merger”).

Business

The Bank provides banking services to individuals and businesses located in Baltimore County, Maryland, Carroll County, Maryland and surrounding areas of northern Maryland. The Insurance Subsidiary is a captive insurance entity that provides insurance coverage for the Bank. The Bank chose not to renew coverage effective on November 7, 2022, but may do so in the future, The Insurance Subsidiary is still responsible for claims for events that occurred prior to November 7, 2023. Reliable Community Financial Services, Inc. is licensed to provide a wide range of investment and insurance products to its customers, but is inactive.

Reclassifications

Certain reclassifications have been made to the 2021 financial statements to conform to the current year presentation. These reclassifications had no effect on net income or stockholders’ equity.

Cash and cash equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, money market funds, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

Comprehensive (loss) income

Comprehensive (loss) income includes net income and the unrealized gains or losses on investment securities available for sale, net of income taxes.

Investment securities

As debt securities are purchased, management determines if the securities should be classified as held to maturity or available for sale. Securities that management has the intent and ability to hold to maturity are recorded at amortized cost, which is cost adjusted for amortization of premiums and accretion of discounts. Discounts are accreted through maturity. Premiums are amortized through the earliest call date. Securities held to meet liquidity needs or that may be sold before maturity are classified as available for sale and carried at fair value with unrealized gains and losses included in stockholders' equity on an after-tax basis. Gains and losses on disposal are determined using the specific-identification method. The Company amortizes premiums and accretes discounts using the interest method.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

1.	Summary of Significant Accounting Policies (Continued)

The Company regularly evaluates its securities whose values have declined below their amortized cost to assess whether the decline in fair value is other-than-temporary. The Company considers various factors in determining whether a decline in fair value is other-than-temporary including the issuer's financial condition and/or future prospects, the effects of changes in interest rates or credit spreads, the expected recovery period and other quantitative and qualitative information. The valuation of securities for impairment is a process subject to estimation, judgment and uncertainty and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions and future changes in assessments of the aforementioned factors. It is expected that such factors will change in the future, which may result in future other-than-temporary impairments. For impairments of debt securities that are deemed to be other-than-temporary, the credit portion of an other-than-temporary impairment loss is recognized in earnings and the non-credit portion is recognized in accumulated other comprehensive income in those situations where the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security prior to recovery.

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

Interchange Income: The Company earns interchange fees from debit cardholder transactions conducted through various payment networks. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services. The Company's analysis of its relationship with its interchange debit card provider is agent based. As a result, income from debit cardholder transactions is presented net against expenses paid to the interchange debit card provider in service charges on deposit accounts on the consolidated statements of income.

Other Service Charges and Fees: The Company earns fees from its customers for transaction-based services. Services include, safe deposit box, debit/ATM card income, cashier's check, stop payment and wire transfer fees. In each case, these fees and service charges are recognized in income at the time or within the same period that the services are rendered.

Operating leases

The Company accounts for lease obligations in accordance with FASB Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842).” Among other things, in the amendments in ASU 2016‑02, lessees are required to recognize the following for all leases (with the exception of qualifying short‑term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right‑of‑use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The Company has determined it has no financing or sales type leases as of the balance sheet date.

Advertising costs

Advertising costs are expensed in the period incurred and totaled $258,032 and $233,358 for the years ended December 31, 2022 and 2021, respectively.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

1.	Summary of Significant Accounting Policies (Continued)

Income taxes

The provision for income taxes includes income taxes payable for the current year and deferred income taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

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

Per share data

Earnings per share is determined by dividing net income by the weighted average number of shares of common stock outstanding, giving retroactive effect to any stock dividends. Weighted average shares were 3,046,377 and 3,018,112 for 2022 and 2021, respectively. Diluted earnings per share is derived by dividing net income available by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding common stock equivalents. No potentially dilutive stock equivalents were outstanding at December 31, 2022 or December 31, 2021.

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

During June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  The ASU, as amended, requires an entity to measure expected credit losses for financial assets carried at amortized cost based on historical experience, current conditions, and reasonable and supportable forecasts. Among other things, the ASU also amended the impairment model for available for sale securities and addressed purchased financial assets with deterioration.   The Company adopted ASU 2016-13 as of January 1, 2023 in accordance with the required implementation date and recorded the impact of adoption to retained earnings, net of deferred income taxes, as required by the standard. The adjustment recorded at adoption was not significant to the overall allowance for credit losses or shareholders’ equity as compared to December 31, 2022 and consisted of adjustments to the allowance for credit losses on loans and held-to-maturity securities, as well as an adjustment to the Company’s reserve for unfunded loan commitments. Subsequent to adoption, the Company will record adjustments to its allowance for credit losses and reserves for unfunded commitments through the provision for credit losses in the consolidated statements of income.

The Company is utilizing a third-party model to tabulate its estimate of current expected credit losses, using an average charge off or loss rate methodology. In accordance with ASC 326, the Company has segmented its loan portfolio based on similar risk characteristics which included call report categories as well as risk grade. The Company primarily utilizes historical loss rates for the CECL calculation based on Company-specific historical losses and supplemented with peer loss history where applicable.  For its reasonable and supportable forecasting of current expected credit losses, the Company analyzes a simple regression using forecasted economic metrics and historical peer loss data. To further adjust the allowance for credit losses for expected losses not already included within the quantitative component of the calculation, the Company may consider the following qualitative adjustment factors: economic conditions, concentrations of credit, interest rates, ability of staff, loan review, trends in loan quality, policy changes, and changes in nature and/or volume of loans. The Company’s CECL implementation process was overseen by the Chief Financial Officer and included an assessment of data availability and gap analysis, data collection, consideration and analysis of multiple loss estimation methodologies, an assessment of relevant qualitative factors and correlation analysis of multiple potential loss drivers and their impact on the Company’s historical loss experience.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

1.	Summary of Significant Accounting Policies (Continued)

In March 2022, FASB issued ASU 2022-02, “Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures.” ASU 2022-02 addresses areas identified by the FASB as part of its post-implementation review of the credit losses standard (ASU 2016-13) that introduced the CECL model. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. The amendments in this ASU should be applied prospectively, except for the transition method related to the recognition and measurement of TDRs, an entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. For entities that have adopted ASU 2016-13, ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For entities that have not yet adopted ASU 2016-13, the effective dates for ASU 2022-02 are the same as the effective dates in ASU 2016-13. Early adoption is permitted if an entity has adopted ASU 2016-13. An entity may elect to early adopt the amendments about TDRs and related disclosure enhancements separately from the amendments related to vintage disclosures. The Company is currently assessing the impact that ASU 2022-02 will have on its consolidated financial statements.

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

In December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848”. ASU 2022-06 extends the period of time preparers can utilize the reference rate reform relief guidance in Topic 848. The objective of the guidance in Topic 848 is to provide relief during the temporary transition period, so the FASB included a sunset provision within Topic 848 based on expectations of when the London Interbank Offered Rate (LIBOR) would cease being published. In 2021, the UK Financial Conduct Authority (FCA) delayed the intended cessation date of certain tenors of USD LIBOR to June 30, 2023. To ensure the relief in Topic 848 covers the period of time during which a significant number of modifications may take place, the ASU defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848.

The ASU is effective for all entities upon issuance. The Company is assessing ASU 2022-06 and its impact on the Company’s transition away from LIBOR for its loan and other financial instruments. The Company continues to evaluate systems to assist in the transaction to a new rate.

The accounting policies adopted by management are consistent with authoritative GAAP and are consistent with those followed by our peers.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2.	Cash and Cash Equivalents

The Company normally carries balances with other banks that exceed the federally insured limit.  The average balance carried in excess of the limit, including unsecured federal funds sold to the same banks, was $11,945,635 and $7,549,531 during the years ended December 31, 2022 and 2021, respectively.

Deposits held in noninterest-bearing transaction accounts are aggregated with any interest-bearing deposits the owner may hold in the same category. The combined total is insured up to $250,000.

Banks are required to carry noninterest-bearing cash reserves of specified percentages of deposit balances. The Company's normal balances of cash on hand and on deposit with other banks are sufficient to satisfy the reserve requirements. The FRB reserve requirement was $0 at December 31, 2022 and 2021.

3.	Investment Securities

Debt securities are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
December 31, 2022	cost	gains	losses	value

Available for sale

State and municipal	$570,122	$-	$17,841	$552,281
SBA pools	1,033,606	1,425	15,234	1,019,797
Corporate bonds	10,414,146	-	1,024,250	9,389,896
Mortgage-backed securities	137,896,519	-	22,544,044	115,352,475
	$149,914,393	$1,425	$23,601,369	$126,314,449

Held to maturity

State and municipal	$20,508,997	$4,176	$1,633,378	$18,879,795

December 31, 2021

Available for sale

State and municipal	$753,061	$10,437	$-	$763,498
SBA pools	1,418,770	1,656	22,664	1,397,762
Corporate bonds	9,225,153	64,595	55,541	9,234,207
Mortgage-backed securities	139,765,445	336,084	2,259,080	137,842,449
	$151,162,429	$412,772	$2,337,285	$149,237,916

Held to maturity

State and municipal	$21,851,975	$1,020,877	$67,251	$22,805,601

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

3.	Investment Securities (Continued)

Contractual maturities, shown below, will differ from actual maturities because borrowers and issuers may          have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
December 31, 2022	cost	value	cost	value

Within one year	$580,522	$564,841	$330,000	$330,175
Over one to five years	3,079,483	2,937,072	474,937	469,235
Over five to ten years	7,324,263	6,440,264	3,308,340	3,162,389
Over ten years	-	-	16,395,720	14,917,996
	10,984,268	9,942,177	20,508,997	18,879,795
Mortgage-backed securities and SBA pools, due in monthly installments	138,930,125	116,372,272	-	-
	$149,914,393	$126,314,449	$20,508,997	$18,879,795

Securities with a carrying value of $24,258,980 and $14,307,989 as of December 31, 2022 and 2021, respectively, were          pledged as collateral for securities sold under repurchase agreements and other collateralized deposits.

The following table sets forth the Company's gross unrealized losses on a continuous basis for investment securities, by category and length of time.

December 31, 2022	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
Description of investments	Fair value	losses	Fair value	losses	Fair value	losses

State and municipal	$13,668,676	$1,057,412	$1,537,715	$593,807	$15,206,391	$1,651,219
SBA pools	-	-	857,259	15,234	857,259	15,234
Corporate bonds	4,184,875	356,746	4,805,021	667,504	8,989,896	1,024,250
Mortgage-backed securities	25,284,430	2,293,151	90,068,045	20,250,893	115,352,475	22,544,044
Total	$43,137,981	$3,707,309	$97,268,040	$21,527,438	$140,406,021	$25,234,747

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

3.	Investment Securities (Continued)

December 31, 2021	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
Description of investments	Fair value	losses	Fair value	losses	Fair value	losses

State and municipal	$1,324,648	$35,720	$715,650	$31,531	$2,040,298	$67,251
SBA pools	-	-	1,133,398	22,664	1,133,398	22,664
Corporate bonds	5,443,886	55,541	-	-	5,443,886	55,541
Mortgage-backed securities	117,840,965	2,034,858	4,781,586	224,222	122,622,551	2,259,080
Total	$124,609,499	$2,126,119	$6,630,634	$278,417	$131,240,133	$2,404,536

Management has the ability and intent to hold securities classified as held to maturity until they mature, at which time the Company should receive full value for the securities. As of December 31, 2022, management did not have the intent to sell any of the securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased as well as other market conditions for each particular security based upon the structure and remaining principal balance. The fair values of the investment securities are expected to recover as the securities approach their maturity dates or repricing dates or if market yields for such investments decline. Based on the these factors, as of December 31, 2022, management believes the unrealized losses detailed in the table above are temporary and, accordingly, none of these unrealized losses have been recognized in the Company’s consolidated statement of income.

In 2022, there were no security sales.

In 2021, the Company received proceeds of $1,263,845 from the call at a premium of available for sale investment securities. The Company realized a $9,190 gain on the call of the securities.

4.	Related Party Transactions

Certain executive officers and directors of the Company, including members of their immediate families and companies in which they are significant owners (more than 10%), were indebted to the Company during 2022 and 2021. The loans were made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with borrowers who are not related to the Company. During the years ended December 31, 2022 and 2021, the activity of these loans was as follows:

	2022	2021

Balance, beginning of year	$13,822,556	$14,558,882
Additions	3,274,719	2,489,000
Amounts collected	(4,869,554)	(3,225,326)
Balance, end of year	$12,227,721	$13,822,556

Unused lines of credit to related parties totaled $208,100 and $143,000 at December 31, 2022 and 2021, respectively.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

4.	Related Party Transactions (Continued)

Letters of credit issued to related parties totaled $15,847 and $0 at December 31, 2022 and 2021, respectively.

Deposits at the Company from related parties totaled $10,138,362 and $27,187,933 at December 31, 2022 and 2021, respectively.

Payments to companies controlled by directors totaled $54,624 in 2022 and $40,754 in 2021.

On March 31, 2021, a company of which one of the Company’s directors is a co-owner purchased real property from the Company that was acquired in the Merger and on which Carroll previously operated a branch, resulting in net proceeds of $1,359,613. To finance the purchase of this real property, the Company made a loan to the buyer in the principal amount of approximately $1,096,000.

5.	Loans

Major categories of loans at December 31, 2022 and 2021 are as follows:

	2022	2021

Real estate:
Commercial	$351,794,702	$319,185,116
Construction and land development	23,978,373	28,221,854
Residential	114,683,149	107,436,033
Commercial	31,066,497	31,182,206
Consumer	156,422	355,958
	521,679,143	486,381,167
Less: Allowance for loan losses	4,150,198	3,650,268
Deferred origination fees net of costs	608,405	719,565
	$516,920,540	$482,011,334

Commercial loans in the table above include $0.7 million and $9.7 million of Paycheck Protection Program (“PPP”) loans as of December 31, 2022 and December 31, 2021, respectively, which are 100% guaranteed by the Small Business Administration (“SBA”). There were no PPP loans originated in 2022 compared to $22 million originated during 2021.

Year-end nonaccrual loans, segregated by class of loans, were as follows:

	2022	2021

Real estate:
Commercial	$502,961	$4,810,965
Residential	-	31,500
Commercial	152,449	152,449
Total	$655,410	$4,994,914

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

5.	Loans (Continued)

At December 31, 2022, the Company had one non-accrual commercial real estate loan totaling $502,961 and one non-accrual commercial loan totaling $152,449. The commercial loan was secured by business assets and was personally guaranteed. Gross interest income of $45,856 would have been recorded in 2022 if these non-accrual loans had been current and performing in accordance with the original terms. The Company allocated $281,910 of its allowance for loan losses to these non-accrual loans.

At December 31, 2021, the Company had two non-accrual commercial real estate loan totaling $4,810,965, one non-accrual residential real estate loans totaling $31,500, and one non-accrual commercial loan totaling $152,449. The real estate loan was secured by real estate and business assets and was personally guaranteed. The commercial loan was secured by business assets and was personally guaranteed. Gross interest income of $219,734 would have been recorded in 2021 if these non-accrual loans had been current and performing in accordance with the original terms. The Company allocated $281,910 of its allowance for loan losses to these non-accrual loans. The balance of the non-accrual loans was net of charge-offs and a nonaccretable discount totaling $27,146 at December 31, 2021.

An age analysis of past due loans, segregated by class of loans, as of year-end, is as follows:

			90 Days				Past Due 90
	30 - 59 Days	60 - 89 Days	or More	Total		Total	Days or More
	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing
December 31, 2022
Real estate:
Commercial	$-	$-	$502,961	$502,961	$351,291,741	$351,794,702	$-
Construction and land development	-	-	-	-	23,978,373	23,978,373	-
Residential	311,409	-	-	311,409	114,371,740	114,683,149	-
Commercial	-	-	152,449	152,449	30,914,048	31,066,497	-
Consumer	-	-	-	-	156,422	156,422	-
Total	$311,409	$-	$655,410	$966,819	$520,712,324	$521,679,143	$-

December 31, 2021
Real estate:
Commercial	$-	$-	$502,961	$502,961	$318,682,155	$319,185,116	$-
Construction and land development	-	-	-	-	28,221,854	28,221,854	-
Residential	-	-	249,161	249,161	107,186,872	107,436,033	217,661
Commercial	-	-	415,690	415,690	30,766,516	31,182,206	263,241
Consumer	-	-	-	-	355,958	355,958	-
Total	$-	$-	$1,167,812	$1,167,812	$485,213,355	$486,381,167	$480,902

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

5.	Loans (Continued)

Year-end impaired loans, segregated by class of loans, are set forth in the following table:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded	Interest
	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
December 31, 2022
Commercial real estate	$7,019,415	$6,516,454	$502,961	$7,019,415	$129,461	$6,920,174	$223,476
Residential real estate	256,350	256,350	-	256,350	-	147,789	10,594
Commercial	152,449	-	152,449	152,449	152,449	152,449	-
	$7,428,214	$6,772,804	$655,410	$7,428,214	$281,910	$7,220,412	$234,070

December 31, 2021
Commercial real estate	$6,820,932	$6,317,971	$502,961	$6,820,932	$129,461	$6,740,539	$125,079
Construction and land development	-	-	-	-	-	-	-
Residential real estate	39,228	39,228	-	39,228	-	41,981	1,672
Commercial	152,449	-	152,449	152,449	152,449	76,225	69,005
	$7,012,609	$6,357,199	$655,410	$7,012,609	$281,910	$6,858,745	$195,756

Impaired loans include certain loans, classified as TDRs that have been modified to grant economic concessions to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company's loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance, or other actions. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower's sustained repayment performance for a reasonable period, generally six months.

At December 31, 2022, the Company had two commercial real estate loans totaling $6,516,454 and two residential loans totaling $256,350 that were classified as TDRs. All four loans are included in impaired loans above. Each loan is paying as agreed. None of the borrowers has defaulted nor have there been charge-offs or allowances associated with the four loans. One of the commercial real estate loans with a principal balance of $4,542,896 and one of the residential loans with a principal balance of $222,767 were restructured as TDRs during 2022.

At December 31, 2021, the Company had one commercial real estate loan totaling $2,009,967 and one residential loan totaling $39,228 classified as TDRs. Both loans are included in impaired loans above. Each loan is paying as agreed. None of the borrowers has defaulted nor have there been charge-offs or allowances associated with the two loans. There were no new TDRs in 2021.

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

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

5.	Loans (Continued)

Loans by credit grade, segregated by loan type, at year-end, are as follows:

		Above			Pass	Special
December 31, 2022	Excellent	average	Average	Acceptable	watch	mention	Substandard	Doubtful	Total

Real estate:
Commercial	$-	$-	$65,908,980	$201,854,424	$70,826,837	$3,558,954	$9,645,507	$-	$351,794,702
Construction and land development	-	-	3,845,351	12,087,402	8,045,620	-	-	-	23,978,373
Residential	15,613	573,108	35,774,807	63,833,864	10,815,681	1,397,282	2,272,794	-	114,683,149
Commercial	178,916	-	4,347,337	16,039,145	9,773,961	574,689	152,449	-	31,066,497
Consumer	722	15,715	93,684	4,439	6,481	-	-	35,381	156,422
	$195,251	$588,823	$109,970,159	$293,819,274	$99,468,580	$5,530,925	$12,070,750	$35,381	$521,679,143

		Above			Pass	Special
December 31, 2021	Excellent	average	Average	Acceptable	watch	mention	Substandard	Doubtful	Total

Real estate:
Commercial	$-	$1,225,732	$73,924,748	$146,174,439	$82,018,890	$3,345,788	$12,495,519	$-	$319,185,116
Construction and land development	-	-	3,853,775	12,452,257	9,973,457	1,942,365	-	-	28,221,854
Residential	41,152	708,162	46,358,477	48,295,430	9,570,815	-	2,461,997	-	107,436,033
Commercial	9,774,570	-	5,292,721	12,585,396	3,377,070	-	152,449	-	31,182,206
Consumer	5,813	168,037	147,903	2,280	11,298	-	-	20,627	355,958
	$9,821,535	$2,101,931	$129,577,624	$219,509,802	$104,951,530	$5,288,153	$15,109,965	$20,627	$486,381,167

The following tables detail activity in the allowance for loan losses by portfolio for the years ended December 31, 2022 and 2021. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

						Allowance for loan losses ending			Outstanding loan balances
		Provision				balance evaluated for impairment:			evaluated for impairment:
	Beginning	for loan	Charge		Ending	Purchase Credit			Purchase Credit
December 31, 2022	balance	losses	offs	Recoveries	balance	Individually	Impaired	Collectively	Individually	Impaired	Collectively

Real estate:
Commercial	$2,482,930	$343,424	$(7,772)	$-	$2,818,582	$129,461	$-	$2,689,121	$7,019,415	$-	$344,775,287
Construction and land development	214,547	(66,151)	-	16,200	164,596	-	-	164,596	-	369,622	23,608,751
Residential	603,558	171,391	-	18,970	793,919	-	-	793,919	256,350	209,583	114,217,216
Commercial	255,413	84,358	(2,468)	-	337,303	152,449	-	184,854	152,449	-	30,914,048
Consumer	4,370	336	-	-	4,706	-	-	4,706	-	-	156,422
Unallocated	89,450	(58,358)	-	-	31,092	-	-	31,092	-	-	-
	$3,650,268	$475,000	$(10,240)	$35,170	$4,150,198	$281,910	$-	$3,868,288	$7,428,214	$579,205	$513,671,724

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

5.	Loans (Continued)

						Allowance for loan losses ending			Outstanding loan balances
		Provision				balance evaluated for impairment:			evaluated for impairment:
	Beginning	for loan	Charge		Ending	Purchase Credit			Purchase Credit
December 31, 2021	balance	losses	offs	Recoveries	balance	Individually	Impaired	Collectively	Individually	Impaired	Collectively

Real estate:
Commercial	$2,230,129	$241,301	$-	$11,500	$2,482,930	$129,461	$-	$2,353,469	$6,820,932	$56,825	$312,307,359
Construction and land development	201,692	(3,345)	-	16,200	214,547	-	-	214,547	-	383,666	27,838,188
Residential	644,639	(22,111)	(18,970)	-	603,558	-	-	603,558	39,228	568,151	106,828,654
Commercial	111,390	129,023	-	15,000	255,413	152,449	-	102,964	152,449	-	31,029,757
Consumer	2,138	2,232	-	-	4,370	-	-	4,370	-	-	355,958
Unallocated	106,550	(17,100)	-	-	89,450	-	-	89,450	-	-	-
	$3,296,538	$330,000	$(18,970)	$42,700	$3,650,268	$281,910	$-	$3,368,358	$7,012,609	$1,008,642	$478,359,916

Loans acquired from Carroll were measured at fair value at the acquisition date with no carryover of any allowance for loan losses. The following table provides activity for the accretable credit discount of purchased loans:

Balance at December 31, 2021	$1,629,242
Transfer to accretable	-
Accretion	(698,269)
Balance at December 31, 2022	$930,973

During 2021, accretion of $1,081,403 was recorded.

At December 31, 2022, the nonaccretable difference on purchased credit impaired loans was $233,411, a decrease of $233,176 from December 31, 2021 as a result of a loan pay off. At December 31, 2022, the accretable discount on purchased credit impaired loans was $0 after the accretion of $140,608 as a result of a loan payoff. At December 31, 2022, the remaining yield premium on purchased loans was $878,756. Yield premium amortization was $526,377 and $718,875 in 2022 and 2021, respectively. At December 31, 2022, the principal balance of purchased loans was $86,649,656 and the carrying value was $86,364,028.

Loans having an aggregate balance of approximately $458.9 million were pledged as collateral to the FHLB as of December 31, 2022. Loans having an aggregate balance of approximately $62.7 million were pledged as collateral to the Federal Reserve Bank of Richmond (the “FRB”) as of December 31, 2022. At December 31, 2022 and 2021, the Company serviced participation loans for others totaling $13.5 and $22.1 million, respectively.

The Company makes loans to customers located primarily in Baltimore County and Carroll County, Maryland and in surrounding areas of northern Maryland. Although management believes that the loan portfolio is diversified, many loans are secured by real estate and its performance will be influenced by the economy of the region, including local real estate markets.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6.	Premises and Equipment

A summary of premises and equipment is as follows:

	Useful lives	2022	2021

Land and improvements	-	$2,602,998	$2,602,998
Buildings and improvements	15-39 years	6,171,003	6,302,622
Furniture and equipment	3-10 years	5,162,976	4,752,133
		13,936,977	13,657,753
Accumulated depreciation and amortization		7,750,383	7,398,332
		$6,186,594	$6,259,421

Depreciation and amortization expense		$445,939	$434,434

In July 2022, the Company’s Upperco, Maryland location incurred significant storm damage to the building and its contents. Insurance proceeds of $779,064 were received. $67,850 was used to repair the roof. The remainder of $711,214 less the book value of the damaged portion of the building and contents of $37,732 resulted in a gain of $673,483.

On March 31, 2021, the Company sold real property for net proceeds of $1,359,613. The carrying value of the land, building, and furniture and equipment at the time of the sale was $1,322,000, resulting in a gain of $37,613.

Software with a net book value of $90,927 and $118,614 as of December 31, 2022 and 2021, respectively, is included in other assets. Amortization expense of $36,550 and $36,509 was recorded in 2022 and 2021, respectively.

7.	Goodwill and Other Intangibles

The Merger in October of 2020 resulted in the recording of goodwill and core deposit intangible (“CDI”). The following table presents the changes in both assets:

	Goodwill	CDI	Total

Balance at December 31, 2020	$6,978,208	$81,200	$7,059,408
Amortization	-	(8,328)	(8,328)
Balance at December 31, 2021	6,978,208	72,872	7,051,080
Amortization	-	(8,328)	(8,328)
Balance at December 31, 2022	$6,978,208	$64,544	$7,042,752

The CDI is being amortized over 10 years on a straight line basis. Annual amortization will be $8,328 per year and $6,246 in year 10. Since the Merger was a tax-free reorganization, goodwill and CDI are not deductible for income tax purposes.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

8.	Commitments and Contingencies

Lease Commitments

The Company has an operating lease for the land on which the Hampstead branch is located. The initial term of the lease expired on September 30, 2009 and the lease was renewed for three five year terms with an expiration date of September 30, 2024. The lease has options to renew for five additional consecutive five-year terms. Effective in July 2012, the Company entered into an operating lease for certain facilities where the Greenmount branch is located. The initial term of the lease was for five years and, effective January 2018, the lease has been renewed for one five-year term with an option to renew for an additional five-year term. The Company entered into an operating lease for the corporate headquarters in June 2015. In July 2019, the lease was amended to increase the amount of space. The lease was renewed in June 2020 with options to renew for three additional consecutive five year terms. In May 2018, the Company entered into a lease for its Carroll Lutheran Village branch with a term of five years and the option to renew for two additional five year terms.

The following table shows operating lease right of use assets and operating lease liabilities as of December 31, 2022:

	Consolidated Balance
	Sheet classification	December 31, 2022	December 31, 2021
Operating lease right of use asset	Other assets	$943,933	$1,093,382
Operating lease liabilities	Other liabilities	1,166,476	1,311,570

Operating lease cost included in occupancy expense in the statement of income was $188,909 during 2022 and $191,913 during 2021.

Future undiscounted lease payments for operating leases with initial terms of one year or more as of December 31, 2022 are as follows:

Year	Amount

2023	$188,734
2024	194,252
2025	199,944
2026	205,816
2027	211,874
Thereafter	282,496
Total lease payments	1,283,116
Less imputed interest	(116,640)
Present value of operating lease liabilities	$1,166,476

For operating leases as of December 31, 2022, the weighted average remaining lease term is 6.54 years and the weighted average discount rate is 3.25%. During the years ended December 31, 2022 and 2021, cash paid for amounts included in the measurement of lease liabilities was $184,554 and $174,860, respectively.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

8.	Commitments and Contingencies (continued)

Credit Commitments

Outstanding loan commitments, unused lines of credit, and letters of credit as of December 31, were as follows:

	2022	2021

Loan commitments
Construction and land development	$911,500	$6,810,353
Commercial	398,046	630,000
Commercial real estate	9,264,000	23,552,400
Residential	3,402,371	3,804,617
	$13,975,917	$34,797,370

Unused lines of credit
Home-equity lines	$12,086,758	$12,707,519
Commercial lines	25,464,025	28,828,911
	$37,550,783	$41,536,430

Letters of credit	$1,403,956	$1,470,742

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

Insurance Reserves

Until November 6, 2022, through reinsurance and pooling arrangements, the Insurance Subsidiary insured risks of the Bank (primarily professional liability) that were not available in typical commercially available policies. In addition, the Insurance Subsidiary, as one protected cell of a protected cell captive insurance company, is responsible for a portion of all claims filed by the other captive insurance companies that participate in the pool in which the Insurance Subsidiary participates. The Company records liabilities for claims incurred but not reported based on historical loss information and claim emergence patterns. Total liabilities related to Insurance Subsidiary claims at December 31, 2022 and 2021 were $530,720 and $390,171, respectively, and are included in other liabilities in the Consolidated Balance Sheet. The Bank did not renew the policy through the Insurance Subsidiary after the previous policy expired on November 6, 2022. The Bank may renew the policy at a later date.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

9.	Retirement Plans

The Company has a profit sharing plan qualifying under Section 401(k) of the Internal Revenue Code. All employees age 21 or more with six months of service are eligible for participation in the plan. The Company matches employee contributions up to 4% of total compensation and may make additional discretionary contributions. Employee and employer contributions are 100% vested when made. The Company's contributions to this plan were $256,251 and $259,042 for 2022 and 2021, respectively.

The Company has entered into agreements with 12 employees to provide certain life insurance benefits payable in connection with policies of life insurance on those employees that are owned by the Company. Each of the agreements provides for the amount of death insurance benefits to be paid to beneficiaries of the insured. Some of the policies provide benefits subsequent to the employee’s employment with the Company. For this plan, the Company expensed $6,809 and $6,643 in 2022 and 2021, respectively.

The Company adopted supplemental executive retirement plans for four of its executives. The plans provide cash compensation to the executive officers under certain circumstances, including a separation of service. The benefits vest over the period from adoption to a specified age for each executive. The Company recorded expenses, including interest, of $154,911 and $168,129 in 2022 and 2021, respectively, for these plans.

Retirement plan expenses are included in employee benefits on the Consolidated Statements of Income.

10.	Interest-Bearing Deposits

Major classifications of interest-bearing deposits are as follows:

	2022	2021

NOW	$135,716,736	$130,486,845
Money market	99,173,640	90,994,339
Savings	103,308,454	99,959,988
Certificates of deposit, greater than $250,000	37,976,238	34,697,273
Other time deposits	120,740,707	146,100,610
	$496,915,775	$502,239,055

As of December 31, 2022, certificates of deposit mature as follows:

Year	Amount

2023	$110,590,325
2024	39,187,383
2025	4,711,082
2026	2,570,470
2027	1,657,685
$158,716,945

In connection with the Merger, the Company recognized a certificate of deposit premium of $616,377, which is being accreted using the interest method based upon the maturity of each certificate of deposit. Accretion of $160,923 and $249,840 were recorded in 2022 and 2021, respectively.

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

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

11.	Borrowed Funds (Continued)

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

Additional information is as follows:

		2022	2021

Amounts outstanding at year-end:
Securities sold under repurchase agreements		$5,175,303	$5,414,026

Federal Home Loan Bank advances:
Maturity date	Interest Rate	Amount
3/30/2025 - fixed rate	1.00%	5,000,000	5,000,000
11/20/2023 - daily rate	4.57%	15,000,000	-

	Total	$20,000,000	$5,000,000
Long-term debt (net of issuance costs):
Maturity date	Interest Rate	Amount
9/30/2025	4.10%	15,095,642	16,978,905
Weighted average rate paid at December 31:
Securities sold under repurchase agreements		0.30%	0.31%
Federal Home Loan Bank advances		3.68%	1.00%
Long-term debt		4.10%	4.10%

Average rate paid during the year ended December 31:
Securities sold under repurchase agreements		0.30%	0.43%
Federal Home Loan Bank advances		1.55%	1.01%
Long-term debt		4.10%	4.10%

Investment securities underlying the repurchase agreements at December 31:
Carrying value		$11,389,983	$7,062,928

Loans pledged to the Federal Home Loan Bank at December 31:
Carrying value - loans		$458,863,387	$111,547,027

Loans pledged to the Federal Reserve Bank at December 31:
Carrying value		$62,720,368	$55,399,031

The Company is approved to borrow approximately $60.5 million against eligible pledged single family residential loans, eligible pledged multi-family loans, eligible pledged commercial loans, and eligible pledged securities under a secured line of credit with the FHLB. In addition, the Company has a facility with the FRB whereby the Company can borrow up to $25.4 million. The Company also has available an unsecured federal funds line of credit of $14.5 million and a secured federal funds line of credit of $9 million from commercial banks.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

12.	Income Taxes

The components of income tax expense are as follows:

	2022	2021
Current
Federal	$1,852,205	$1,798,535
State	883,493	794,348
	2,735,698	2,592,883
Deferred	(250,672)	(160,070)
	$2,485,026	$2,432,813

The components of the deferred tax expense are as follows:

	2022	2021
Depreciation	$15,108	$8,291
Insurance proceeds for storm damage	185,326	$-
Provision for loan losses	(160,332)	(141,488)
Other real estate owned allowance for loss	-	(46,561)
Nonaccrual interest	(29,429)	(83,961)
Prepaid captive insurance premium	(357,518)	(14,375)
Write-down of equity securities	(11,583)	(4,227)
Lease liability, net of right of use asset	(1,198)	(4,693)
Purchase accounting adjustments	153,455	175,037
Post-retirement benefits	(44,501)	(48,093)
	$(250,672)	$(160,070)

The components of the net deferred tax asset are as follows:

	2022	2021
Deferred tax assets
Allowance for loan losses	$1,111,679	$951,348
Other real estate owned allowance for loss	434,628	434,628
Capital loss carryover	-	5,300
Nonaccrual interest	118,010	88,581
Post-retirement benefits	695,983	651,482
Purchase accounting adjustments	81,687	235,142
Unrealized loss on securities available for sale	6,433,263	468,726
Lease liability, net of right of use asset	61,238	60,040
Other	21,079	-
	8,957,567	2,895,247
Deferred tax liabilities
Prepaid captive insurance premium	-	357,518
Depreciation	364,008	348,900
Insurance proceeds from storm damage	185,326	-
Other	15,575	11,379
	564,909	717,797
Net deferred tax asset	$8,392,658	$2,177,450

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

12.	Income Taxes (continued)

The differences between the federal income tax rate in effect each year and the effective tax rate for the Company are reconciled as follows:

	2022	2021
Statutory federal income tax rate	21.0%	21.0%
Increase (decrease) resulting from:
Federal tax-exempt income	(3.6)	(4.4)
State income taxes, net of federal income tax benefit	5.8	5.8
Other	0.3	0.6
	23.5%	23.0%

Included in Federal tax-exempt income is the insurance premium revenue of the Insurance Subsidiary.

The IRS recently audited our fiscal year 2016, 2017, and 2018 U.S. consolidated federal tax returns. As part of its audits, the IRS reviewed the deductions related to, and the income generated by, the Insurance Subsidiary. Following the completion of these audits, the IRS notified the Company that it disagrees with our tax treatment of the Insurance Subsidiary. The Company has appealed the determination, and management believes that it is more than likely that the Company will prevail in that appeal. If we do not prevail in our appeal to this decision, then we could be required to pay taxes, interest, and penalties totaling approximately $3.0 million as of December 31, 2022 for the tax years under appeal. In addition, the IRS is also auditing our fiscal year 2019, 2020, and 2021 U.S. consolidated federal tax returns. Management cannot predict whether any of the tax positions taken in our 2019, 2020 or 2021 tax returns will be challenged by the IRS or, if challenged, whether we will be successful in defending those tax positions. If we are not successful in defending a challenge, then we may be required to amend the applicable tax return and pay additional taxes, interest, fines and/or penalties and our taxable earnings and/or the effective tax rate on our future earnings could increase substantial. In light of the foregoing, a reserve for uncertain tax positions has not been recorded.

The Company does not have other material uncertain tax positions and did not recognize any adjustments for unrecognized tax benefits. The Company remains subject to examination of income tax returns for the years ending after December 31, 2018.

13.	Capital Standards

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

The implementation of the capital conservation buffer began on January 1, 2015, at the 0.625% level and was phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reached 2.5% on January 1, 2019). The Basel III Capital Rules also provide for a "countercyclical capital buffer" that is applicable to only certain covered institutions and does not have current applicability to the Bank.

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

The following table presents actual and required capital ratios as of December 31, 2022 and 2021, for the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2022 and 2021, based on the provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

13.	Capital Standards (continued)

As of December 31, 2022 the most recent notification from the FDIC has categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain ratios as set forth in the table. There have been no conditions or events since that notification that management believes have changed the Bank's category. Capital ratios of the Company are substantially the same as the Bank’s.

The FDIC, through formal or informal agreement, has the authority to require an institution to maintain higher capital ratios than those provided by statute, to be categorized as well capitalized under the regulatory framework for prompt corrective action. The following table presents actual and required capital ratios as of December 31, 2022 and 2021, for the Bank under the Basel III Capital Rules.

			Minimum		To Be Well
(Dollars in thousands)	Actual		Capital Adequacy		Capitalized
December 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$75,826	12.96%	$61,410	10.50%	$58,486	10.00%
Tier 1 capital (to risk-weighted assets)	71,676	12.26%	49,713	8.50%	46,789	8.00%
Common equity tier 1 (to risk- weighted assets)	71,676	12.26%	40,940	7.00%	38,016	6.50%
Tier 1 leverage (to average assets)	71,676	9.83%	29,167	4.00%	36,459	5.00%

			Minimum		To Be Well
(Dollars in thousands)	Actual		Capital Adequacy		Capitalized
December 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$69,957	13.24%	$55,471	10.50%	$52,830	10.00%
Tier 1 capital (to risk-weighted assets)	66,307	12.55%	44,905	8.50%	42,264	8.00%
Common equity tier 1 (to risk- weighted assets)	66,307	12.55%	36,981	7.00%	34,339	6.50%
Tier 1 leverage (to average assets)	66,307	9.27%	28,614	4.00%	35,767	5.00%

14.	Fair Value

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

The Company uses the following methods and significant assumptions to estimate the fair values of the following assets:

●

Securities available for sale: The fair values of securities available for sale are determined by obtaining quoted prices from a nationally recognized securities pricing agent. If quoted market prices are not available, fair value is determined using quoted market prices for similar securities. For securities where quoted market prices for similar securities are not available, the book value of the security is used as the fair value.

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

The following table summarizes financial assets measured at fair value on a recurring and nonrecurring basis as of December 31, 2022 and 2021, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Carrying Value:
	Level 1	Level 2	Level 3	Total
December 31, 2022
Recurring:
Available for sale securities
State and municipal	$-	$552,281	$-	$552,281
SBA pools	-	1,019,797	-	1,019,797
Corporate bonds	-	8,989,896	400,000	9,389,896
Mortgage-backed securities	-	115,352,475	-	115,352,475
	$-	$125,914,449	$400,000	$126,314,449

Equity security at fair value	$489,145	$-	$-	$489,145
Nonrecurring:
Other real estate owned, net	$-	$-	$1,242,365	$1,242,365
Impaired loans	-	-	373,500	373,500

December 31, 2021
Recurring:
Available for sale securities
State and municipal	$-	$763,498	$-	$763,498
SBA pools	-	1,397,762	-	1,397,762
Corporate bonds	-	8,584,207	650,000	9,234,207
Mortgage-backed securities	-	137,842,449	-	137,842,449
	$-	$148,587,916	$650,000	$149,237,916

Equity security at fair value	$543,605	$-	$-	$543,605
Nonrecurring:
Other real estate owned, net	$-	$-	$1,242,365	$1,242,365
Impaired loans	-	-	373,500	373,500

The following table provides information describing the unobservable inputs used in level 3 fair value measurements at December 31, 2022 and 2021:

December 31, 2022 and 2021

Description of Asset	Fair Value	Valuation technique	Unobservable Inputs	Range (Average)

Loans with Impairment	$373,500	Third party appraisals and in-house real estate valuations of fair value	Marketability/selling costs and current market conditions	0%	to	20%	(10%)

Other real estate loans	$1,242,365	Third party appraisals and in-house real estate valuations of fair value	Marketability/selling costs and current market conditions	0%	to	10%	(5%)

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

14.	Fair Value (continued)

Reconciliation of Level 3 Inputs

Corporate
Bonds

December 31, 2021 fair value	$650,000
Additions	-
Principal payments received	-
Transfer to level 2	(250,000)
December 31, 2022 fair value	$400,000

The estimated fair value of financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of the valuation inputs were as follows:

	December 31, 2022		December 31, 2021
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets
Level 1 inputs
Cash and cash equivalents	$7,263,537	$7,263,537	$26,462,106	$26,462,106
Level 2 inputs
Certificates of deposit in other banks	100,000	100,000	350,000	350,000
Accrued interest receivable	1,815,784	1,815,784	1,609,063	1,609,063
Securities held to maturity	17,537,377	15,908,175	18,778,935	19,732,561
Mortgage loans held for sale	428,355	434,271	126,500	128,829
Restricted stock, at cost	1,332,500	1,332,500	675,400	675,400
Bank owned life insurance	14,585,342	14,585,342	11,556,163	11,556,163
Level 3 inputs
Securities held to maturity (1)	2,971,620	2,971,620	3,073,040	3,073,040
Loans, net	516,920,540	503,144,771	482,011,334	487,012,970

Financial liabilities
Level 1 inputs
Noninterest-bearing deposits	$126,695,349	$126,695,349	$124,175,615	$124,175,615
Securities sold under repurchase agreements	5,175,303	5,175,303	5,414,026	5,414,026
Level 2 inputs
Interest-bearing deposits	496,915,775	492,769,775	502,239,055	502,396,172
Federal Home Loan Bank advances	20,000,000	19,622,000	5,000,000	4,967,000
Long-term debt	15,095,642	14,241,237	16,978,905	17,298,111
Accrued interest payable	349,910	349,910	295,910	295,910

(1) - Debt securities recorded at book value with unrealized gain/loss estimated to be immaterial.

- 7
6 -

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

15.	Parent Company Financial Information

The condensed financial statements for the Company (parent only) are presented below:

Balance Sheets

December 31,	2022	2021

Assets

Cash and cash equivalents	$806,384	$930,354
Investment in subsidiaries	62,064,533	72,662,265
Other assets	158,127	185,866
	$63,029,044	$73,778,485

Liabilities and Stockholders' Equity

Long-term debt	$15,095,642	$16,978,905
Accrued interest payable	158,439	178,122
	15,254,081	17,157,027
Stockholders' equity
Common stock, par value $.01 per share, authorized 5,000,000 shares; issued and outstanding 3,071,214 in 2022 and 3,037,137 shares in 2021	30,712	30,372
Additional paid-in capital	29,549,914	28,857,422
Retained earnings	35,300,166	29,128,600
Accumulated other comprehensive income	(17,105,829)	(1,394,936)
	47,774,963	56,621,458
	$63,029,044	$73,778,485

Statements of Income

Years Ended December 31,	2022	2021

Income
Cash dividends from subsidiaries	$3,574,000	$2,595,000
Total income	3,574,000	2,595,000

Interest expense - long-term debt	(664,621)	(712,306)
Noninterest expense	(90,969)	(537)

Income before income taxes and equity in (distributed) undistributed income of subsidiaries	2,818,410	1,882,157
Income taxes (benefit)	(158,556)	(149,486)
Income before equity in (distributed) undistributed income of subsidiaries	2,976,966	2,031,643
Dividends in excess of income of insurance subsidiary	(247,472)	(100,019)
Equity in undistributed income of bank subsidiary	5,360,633	6,217,982
Net Income	$8,090,127	$8,149,606

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

15.	Parent Company Financial Information (continued)

Statements of Cash Flows

Years Ended December 31,	2022	2021

Cash flows from operating activities
Net Income	$8,090,127	$8,149,606
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of bank subsidiary	(5,360,633)	(6,217,982)
Decrease in accrued interest payable	(19,683)	(1,935)
Amortization of debt issuance costs	5,625	5,625
Change in income tax receivable	27,739	(149,486)
Dividend received in excess of income of insurance subsidiary	247,472	100,019
Cash provided by operating activities	2,990,647	1,885,847

Cash flows from investing activities
Cash used by investing activities	-	-

Cash flows from financing activities
Long-term debt	(1,888,888)	-
Dividends paid, net of reinvestments	(1,225,729)	(1,156,418)
Cash used in financing activities	(3,114,617)	(1,156,418)

Net (decrease) increase in cash and cash equivalents	(123,970)	729,429

Cash and cash equivalents at beginning of period	930,354	200,925
Cash and cash equivalents at end of period	$806,384	$930,354

16.	Litigation

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

An evaluation of the effectiveness of these disclosure controls as of December 31, 2022 was carried out under the supervision and with the participation of the Company’s management, including the PEO and the PFO. Based on that evaluation, the Company’s management, including the PEO and the PFO, has concluded that the Company’s disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the fourth quarter of 2022, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has performed an evaluation and testing of the Company’s internal control over financial reporting as of December 31, 2022. Management’s report on the Company’s internal control over financial reporting is included on the following page. The Company’s is a “smaller reporting company” as defined by Rule 12b-2 under the Exchange Act and, accordingly, its independent registered public accounting firm is not required to attest to the foregoing management report.

Management’s Report on Internal Control over Financial Reporting

Management of Farmers and Merchants Bancshares, Inc. (the “Company”) is responsible for the preparation, integrity and fair presentation of the consolidated financial statements included in this annual report. The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, as such, include some amounts that are based on the best estimates and judgments of management.

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, reports on internal control over financial reporting issued by management of “smaller reporting companies”, as defined by Exchange Act Rule 12b-2, are exempt from the auditor attestation requirements imposed by Section 404(b) of the Sarbanes-Oxley Act of 2002. The Company is a smaller reporting company. Accordingly, this Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. This internal control system is designed to provide reasonable assurance to management and the Board of Directors regarding the reliability of the Company’s financial reporting and the preparation and presentation of financial statements for external reporting purposes in conformity with accounting principles generally accepted in the United States of America, as well as to safeguard assets from unauthorized use or disposition. The system of internal control over financial reporting is evaluated for effectiveness by management and tested for reliability through a program of internal audit with actions taken to correct potential deficiencies as they are identified. Because of inherent limitations in any internal control system, no matter how well designed, misstatement due to error or fraud may occur and not be detected, including the possibility of the circumvention or overriding of controls. Accordingly, even an effective internal control system can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, internal control effectiveness may vary over time.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 based upon criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment and on the foregoing criteria, management has concluded that, as of December 31, 2022, the Company’s internal control over financial reporting is effective.

March 10, 2023

/s/Gary A. Harris Gary A. Harris President & Chief Executive Officer (Principal Executive Officer)	/s/Mark C. Krebs Mark C. Krebs Executive Vice President & Chief Financial Officer (Principal Financial Officer)

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

All other information required by this item is incorporated herein by reference to the following sections of the Company’s definitive proxy statement for the 2023 annual meeting of stockholders that will be filed by April 30, 2023 with the SEC pursuant to Regulation 14A (the “2023 Proxy Statement”):

●	ELECTION OF CLASS I DIRECTORS (Proposal 1);
●	ELECTION OF CLASS II DIRECTOR (Proposal 2);
●	CONTINUING DIRECTORS;
●	QUALIFICATIONS OF DIRECTOR NOMINEES AND CURRENT DIRECTORS;
●	EXECUTIVE OFFICERS;
●	DELINQUENT SECTION 16(a) REPORTS; and
●	CORPORATE GOVERNANCE MATTERS (under “Committees of the Board of Directors - Audit Committee”).

ITEM 11.         EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the sections of the 2023 Proxy Statement entitled “DIRECTOR COMPENSATION” and “EXECUTIVE COMPENSATION” (excluding the information under the subheading “Pay Versus Performance”).

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company has not adopted or implemented any equity compensation plans or arrangements.

All other information required by this item is incorporated herein by reference to the section of the 2023 Proxy Statement entitled “BENEFICIAL OWNERSHIP OF COMMON STOCK BY PRINCIPAL STOCKHOLDERS AND MANAGEMENT”.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the sections of the 2023 Proxy Statement entitled “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” and “CORPORATE GOVERNANCE MATTERS” (under “Director Independence”).

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section of the 2023 Proxy Statement entitled “AUDIT FEES AND SERVICES”.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1), (2) and (c) Financial Statements.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2022 and 2021

Consolidated Statements of Income for the years ended December 31, 2022 and 2021

Consolidated Statement of Comprehensive (Loss) Income for the years ended December 31, 2022 and 2021

Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2022 and 2021

Consolidated Statement of Cash Flows for the years ended December 31, 2022 and 2021

Notes to Consolidated Financial Statements for the years ended December 31, 2022 and 2021

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

3.2(i)	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10)

3.2(ii)	First Amendment to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on July 20, 2022)

10.1

Supplemental Executive Retirement Agreement, dated as of December 30, 2010, between Farmers and Merchants Bank and Gary A. Harris (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10)

10.2

First Amendment to Supplemental Executive Retirement Agreement, dated as of February 22, 2011, between Farmers and Merchants Bank and Gary A. Harris (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10)

10.3

Supplemental Executive Retirement Agreement, dated as of December 30, 2010, between Farmers and Merchants Bank and Christopher T. Oswald (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10)

10.4

First Amendment to Supplemental Executive Retirement Agreement, dated as of February 22, 2011, between Farmers and Merchants Bank and Christopher T. Oswald (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10)

10.5

Performance Driven Retirement Plan Agreement, dated as of November 17, 2015, between Farmers and Merchants Bank and Mark C. Krebs (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10)

10.6

Severance Agreement, dated as of February 19, 2013, between Farmers and Merchants Bank and Mark C. Krebs (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021)

10.7

First Amendment to Severance Agreement, dated as of November 15, 2021, between Farmers and Merchants Bank and Mark C. Krebs (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021)

10.8

Change in Control Severance Agreement, dated July 18, 2022, between Farmers and Merchants Bancshares, Inc. and Gary Harris (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 20, 2022)

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

104

The cover page of Farmers and Merchants Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL, included within the Exhibit 101 attachments (filed herewith).

ITEM 16.         FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FARMERS AND MERCHANTS BANCSHARES, INC.

Dated: March 10, 2023	By:	/s/ Gary A. Harris
Gary A. Harris
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Gary A. Harris	/s/ Roger D. Cassell
Gary A. Harris, Director, President	Roger D. Cassell, Director
and Chief Executive Officer	March 10, 2023
(Principal Executive Officer)
March 10, 2023

/s/ Steven W. Eline	/s/ Edward A. Halle, Jr.
Steven W. Eline, Director	Edward A. Halle, Jr., Director
March 10, 2023	March 10, 2023

/s/ Ronald W. Hux	/s/ Mark C. Krebs
Ronald W. Hux, Director	Mark C. Krebs, Treasurer and Chief Financial Officer
March 10, 2023	(Principal Financial Officer and Principal Accounting Officer)
March 10, 2023

/s/ Bruce L. Schindler	/s/ J. Lawrence Mekulski
Bruce L. Schindler, Director	J. Lawrence Mekulski, Director
March 10, 2023	March 10, 2023

/s/ Teresa L. Smack	/s/ James R. Bosley, Jr.
Teresa L. Smack, Director	James R. Bosley, Jr., Director
March 10, 2023	March 10, 2023

/s/ Louna S. Primm	/s/ Paul F. Wooden, Jr.
Louna S. Primm, Director	Paul F. Wooden, Jr., Director
March 10, 2023	March 10, 2023