Form 10-K/A
period 2022-12-31
Farmers & Merchants Bancshares, Inc.
filed 2023-03-13
CIK 1698022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
(Amendment No. 1)

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $61,560,092.

The number of shares of the registrant’s common stock outstanding as of February 28, 2023: 3,071,214

Auditors Name:	Yount, Hyde & Barbour, P.C
Auditors PCAOB #:	613
Auditors location:	Richmond, VA

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to the Annual Report of Farmers and Merchants Bancshares, Inc. on Form 10-K for the year ended December 31, 2022, which was initially filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2023 (the “Original Report”), is being filed to amend Item 15 of Part IV of the Original Report to correct typographical errors in the titles of Exhibit 10.1 and Exhibit 10.2 and to add Exhibit 10.9. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by Farmers and Merchants Bancshares, Inc.’s principal executive officer and principal financial officer are filed or furnished with this Amendment No. 1 as Exhibits 31.1, 31.2, and 32.1.

Except as expressly provided above, this Amendment No. 1 on Form 10-K/A speaks as of the date of the Original Report and Farmers and Merchants Bancshares, Inc. has not updated the disclosures contained in any item thereof to speak as of a later date. All information contained in this Amendment No. 1 on Form 10-K/A is subject to updating and supplementing as provided in Farmers and Merchants Bancshares, Inc.’s reports filed with the SEC subsequent to the date on which the Original Report was filed.

- i -

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1), (2) and (c) Financial Statements.

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2022 and 2021
Consolidated Statements of Income for the years ended December 31, 2022 and 2021
Consolidated Statement of Comprehensive Income for the years ended December 31, 2022 and 2021
Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2022 and 2021
Consolidated Statement of Cash Flows for the years ended December 31, 2022 and 2021
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

10.1
Supplemental Executive Retirement Agreement, dated as of December 30, 2010, between Farmers and Merchants Bank and James R. Bosley, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10)

10.2
First Amendment to Supplemental Executive Retirement Agreement, dated as of February 22, 2011, between Farmers and Merchants Bank and James R. Bosley, Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10)

10.3
Supplemental Executive Retirement Agreement, dated as of December 30, 2010, between Farmers and Merchants Bank and Christopher T. Oswald (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10)

10.4
First Amendment to Supplemental Executive Retirement Agreement, dated as of February 22, 2011, between Farmers and Merchants Bank and Christopher T. Oswald (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10)

10.5
Performance Driven Retirement Plan Agreement, dated as of November 17, 2015, between Farmers and Merchants Bank and Mark C. Krebs (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10)

10.6
Severance Agreement, dated as of February 19, 2013, between Farmers and Merchants Bank and Mark C. Krebs (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021)

10.7
First Amendment to Severance Agreement, dated as of November 15, 2021, between Farmers and Merchants Bank and Mark C. Krebs (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021)

10.8
Change in Control Severance Agreement, dated July 18, 2022, between Farmers and Merchants Bancshares, Inc. and Gary Harris (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 20, 2022)

10.9
Supplemental Executive Retirement Agreement dated August 8, 2022 between Farmers and Merchants Bancshares, Inc. and Gary A. Harris (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 27, 2023)

21	Subsidiaries*

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Certifications of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certifications of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T*

104
The cover page of Farmers and Merchants Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL, included within the Exhibit 101 attachments (filed herewith).

* Filed with the Original Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FARMERS AND MERCHANTS BANCSHARES, INC.

Dated: March 13, 2023	By:	/s/ Gary A. Harris
Gary A. Harris
President and Chief Executive Officer
(Principal Executive Officer)

2