Form 10-Q
period 2023-03-31
Farmers & Merchants Bancshares, Inc.
filed 2023-05-15
CIK 1698022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2023

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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,071,214 as of May 12, 2023.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2023	2022

Assets

Cash and due from banks	$8,295,466	$6,414,822
Federal funds sold and other interest-bearing deposits	1,270,888	848,715
Cash and cash equivalents	9,566,354	7,263,537
Certificates of deposit in other banks	100,000	100,000
Securities available for sale, at fair value	125,822,067	126,314,449
Securities held to maturity, at amortized cost less allowance for credit losses of $60,592 and $0	20,478,223	20,508,997
Equity security, at fair value	497,812	489,145
Restricted stock, at cost	907,500	1,332,500
Mortgage loans held for sale	-	428,355
Loans, less allowance for credit losses of $4,589,232 and $4,150,198	520,895,600	516,920,540
Premises and equipment, net	6,096,874	6,186,594
Accrued interest receivable	1,739,314	1,815,784
Deferred income taxes, net	7,998,178	8,392,658
Other real estate owned, net	1,242,365	1,242,365
Bank owned life insurance	14,668,447	14,585,342
Goodwill and other intangibles, net	7,040,670	7,042,752
Other assets	5,626,083	5,587,654
	$722,679,487	$718,210,672

Liabilities and Stockholders' Equity

Deposits
Noninterest-bearing	$127,342,442	$126,695,349
Interest-bearing	509,966,348	496,915,775
Total deposits	637,308,790	623,611,124
Securities sold under repurchase agreements	3,077,227	5,175,303
Federal Home Loan Bank of Atlanta advances	10,000,000	20,000,000
Long-term debt, net of issuance costs	14,624,826	15,095,642
Accrued interest payable	721,007	349,910
Other liabilities	6,190,496	6,203,730
	671,922,346	670,435,709
Commitments and contingencies

Stockholders' equity
Common stock, par value $.01 per share, authorized 5,000,000 shares; issued and outstanding 3,071,214 shares in 2023 and 2022	30,712	30,712
Additional paid-in capital	29,549,914	29,549,914
Retained earnings	36,851,782	35,300,166
Accumulated other comprehensive loss	(15,675,267)	(17,105,829)
	50,757,141	47,774,963
	$722,679,487	$718,210,672

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three months ended
	March 31,
	2023	2022

Interest income
Loans, including fees	$6,045,548	$5,683,362
Investment securities - taxable	762,208	644,461
Investment securities - tax exempt	139,844	149,487
Federal funds sold and other interest earning assets	104,929	12,415
Total interest income	7,052,529	6,489,725

Interest expense
Deposits	1,034,851	338,560
Securities sold under repurchase agreements	4,338	3,251
Federal Home Loan Bank advances and long-term debt	356,272	183,825
Total interest expense	1,395,461	525,636
Net interest income	5,657,068	5,964,089

Recovery of credit losses	(270,000)	-

Net interest income after recovery of credit losses	5,927,068	5,964,089

Noninterest income
Service charges on deposit accounts	186,707	181,466
Mortgage banking income	25,293	122,688
Bank owned life insurance income	83,105	52,990
Fair value adjustment on equity security	5,767	(26,817)
Gain on sale of SBA loans	-	93,600
Other fees and commissions	81,542	71,880
Total noninterest income	382,414	495,807

Noninterest expense
Salaries	1,876,444	1,740,395
Employee benefits	594,057	511,792
Occupancy	214,116	228,427
Furniture and equipment	239,727	214,615
Other	833,091	1,104,369
Total noninterest expense	3,757,435	3,799,598

Income before income taxes	2,552,047	2,660,298
Income taxes	651,196	609,496
Net income	$1,900,851	$2,050,802

Earnings per share - basic and diluted	$0.62	$0.68

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022

Net income	$1,900,851	$2,050,802

Other comprehensive income (loss), net of income taxes:

Securities available for sale
Net unrealized gain (loss) arising during the period	1,973,665	(8,920,463)

Total unrealized gain (loss) on investment securities available for sale	1,973,665	(8,920,463)

Income tax expense (benefit)	543,103	(2,454,690)

Total other comprehensive income (loss)	1,430,562	(6,465,773)

Total comprehensive income (loss)	$3,331,413	$(4,414,971)

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Three months Ended March 31, 2023 and 2022

(Unaudited)

			Additional		Accumulated other	Total
	Common stock		paid-in	Retained	comprehensive	stockholders'
	Shares	Par value	capital	earnings	income (loss)	equity

Balance, December 31, 2021	3,037,137	$30,372	$28,857,422	$29,128,600	$(1,394,936)	$56,621,458
Net income	-	-	-	2,050,802	-	2,050,802
Other comprehensive loss	-	-	-	-	(6,465,773)	(6,465,773)

Balance, March 31, 2022	3,037,137	$30,372	$28,857,422	$31,179,402	$(7,860,709)	$52,206,487

Balance, December 31, 2022	3,071,214	$30,712	$29,549,914	$35,300,166	$(17,105,829)	$47,774,963
Net income	-	-	-	1,900,851	-	1,900,851
Other comprehensive income	-	-	-	-	1,430,562	1,430,562
Reclassification due to the adoption of ASU 2016-13	-	-	-	(341,392)	-	(341,392)
Dividend adjustment	-	-	-	(7,843)	-	(7,843)

Balance, March 31, 2023	3,071,214	$30,712	$29,549,914	$36,851,782	$(15,675,267)	$50,757,141

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

Three Months Ended March 31,	2023	2022

Reconciliation of net income to net cash provided by operating activities
Net income	$1,900,851	$2,050,802
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	127,908	116,110
Recovery of credit losses	(270,000)	-
Amortization of right of use asset	(927)	2,177
Equity security dividends reinvested	(2,900)	(1,303)
Unrealized loss on equity security	(5,767)	26,817
Gain on sale of SBA loans	-	(93,600)
Gain on sale of premises and equipment	(9,000)	-
Gain on fair value hedge	(34,113)	-
Amortization of debt issuance costs	1,406	1,406
Amortization of premiums and accretion of discounts, net	(808)	(212,443)
Bank owned life insurance cash surrender value	(83,105)	(52,990)
Increase (decrease) in
Deferred loan fees and costs, net	(12,202)	(112,930)
Accrued interest payable	371,097	(19,337)
Other liabilities	(249,840)	106,030
Decrease (increase) in
Mortgage loans held for sale	428,355	(158,500)
Accrued interest receivable	76,470	47,049
Other assets	(86,736)	(127,624)
Net cash provided by operating activities	2,150,689	1,571,664

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

(Unaudited)

Three Months Ended March 31,	2023	2022

Cash flows from investing activities
Proceeds from maturity and call of securities
Available for sale	2,615,824	6,232,740
Held to maturity	-	535,000
Purchase of securities
Available for sale	-	(11,776,091)
Loans made to customers, net of principal collected	(4,020,500)	(2,067,575)
Proceeds from sale of SBA loans	-	664,650
Redemption (purchase) of stock in FHLB of Atlanta	425,000	(19,600)
Proceeds from sale of premises and equipment	9,000	-
Purchases of premises, equipment and software	(27,243)	(116,388)
Net cash used in investing activities	(997,919)	(6,547,264)

Cash flows from financing activities
Net increase (decrease) in
Noninterest-bearing deposits	647,093	8,453,893
Interest-bearing deposits	13,081,095	(1,043,666)
Securities sold under repurchase agreements	(2,098,076)	(1,330,319)
Federal Home Loan Bank of Atlanta advances	(10,000,000)	-
Long-term debt principal payments	(472,222)	(427,221)
Dividends paid, net of reinvestments	(7,843)	-

Net cash provided by financing activities	1,150,047	5,652,687

Net decrease in cash and cash equivalents	2,302,817	677,087

Cash and cash equivalents at beginning of period	7,263,537	26,462,106
Cash and cash equivalents at end of period	$9,566,354	$27,139,193

Supplementary disclosure of cash flow information:
Cash paid during the period for interest	$1,051,398	$585,729
Cash paid during the period for income taxes	-	-
Supplementary disclosure of noncash investing and financing activities:
Net unrealized gain (loss) on securities available for sale	$2,187,186	$(8,920,461)
Cumulative effect adjustment for implemenation of ASU 2016-13	341,392	-

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods have been made. Such adjustments were normal and recurring in nature. The results of operations for the three month period ended March 31, 2023 do not necessarily reflect the results that may be expected for the fiscal year ending December 31, 2023 or any future interim period. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2022, which are included in Farmers and Merchants Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022 that was filed with the Securities and Exchange Commission (the “SEC”).

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

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, “Reference Rate Reform (Topic 848)”: Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU Provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effect of) reference rate reform, on financial reporting. The risk of termination of the London Interbank Offered Rate (LIBOR), has caused regulators to undertake reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based that are less susceptible to manipulation. ASU 2020-04 is effective between March 12, 2020 and December 31, 2022. As of March 31, 2023, the Company has converted all its LIBOR loans to an alternative reference rate.

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

The ASU is effective for all entities upon issuance. As of March 31, 2023, the Company has converted all its LIBOR loans to an alternative reference rate.

Recently Adopted Accounting Developments

During June 2016, FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  The ASU, as amended, requires an entity to measure expected credit losses for financial assets carried at amortized cost based on historical experience, current conditions, and reasonable and supportable forecasts. Among other things, the ASU also amended the impairment model for available for sale securities and addressed purchased financial assets with deterioration.   The Company adopted ASU 2016-13 as of January 1, 2023. The adjustment recorded at adoption to the overall allowance for credit losses, which consisted of adjustments to the allowance for credit losses on loans and held-to-maturity securities, as well as an adjustment to the Company’s reserve for unfunded loan commitments, was $470,999. The adjustment net of tax recorded to shareholders’ equity totaled $341,392.

The Company is utilizing a third-party model to tabulate its estimate of current expected credit losses, using an average charge off or loss rate methodology. In accordance with ASC 326, the Company has segmented its loan portfolio based on similar risk characteristics which included call report categories as well watch list and collateral-dependent. The Company primarily utilizes historical loss rates for the CECL calculation based on Company-specific historical losses and supplemented with peer loss history where applicable.  For its reasonable and supportable forecasting of current expected credit losses, the Company analyzes a simple regression using forecasted economic metrics and historical peer loss data. To further adjust the allowance for credit losses for expected losses not already included within the quantitative component of the calculation, the Company may consider the following qualitative adjustment factors: economic conditions, concentrations of credit, interest rates, ability of staff, loan review, trends in loan quality, policy changes, and changes in nature and/or volume of loans. The Company’s CECL implementation process was overseen by the Chief Financial Officer and included an assessment of data availability and gap analysis, data collection, consideration and analysis of multiple loss estimation methodologies, an assessment of relevant qualitative factors and correlation analysis of multiple potential loss drivers and their impact on the Company’s historical loss experience.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

2.	Basis of Presentation (continued)

In March 2022, FASB issued ASU 2022-02, “Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures.” ASU 2022-02 addresses areas identified by the FASB as part of its post-implementation review of the credit losses standard (ASU 2016-13) that introduced the CECL model. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. The amendments in this ASU were applied prospectively, except for the transition method related to the recognition and measurement of TDRs, an entity had the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. ASU 2022-02 was effective for the Company on January 1, 2023. The allowance for credit losses on loans and held-to-maturity securities, as well as an adjustment to the Company’s reserve for unfunded loan commitments, was $470,999. The adjustment net of tax recorded to shareholders’ equity totaled $341,392.

In March 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2022-01, “Derivatives and Hedging (Topic 815), Fair Value Hedging—Portfolio Layer Method.” ASU 2022-01 clarifies the guidance in ASC 815 on fair value hedge accounting of interest rate risk for portfolios of financial assets and is intended to better align hedge accounting with an organization’s risk management strategies. In 2017, FASB issued ASU 2017-12 to better align the economic results of risk management activities with hedge accounting. One of the major provisions of that standard was the addition of the last-of-layer hedging method. For a closed portfolio of fixed-rate prepayable financial assets or one or more beneficial interests secured by a portfolio of prepayable financial instruments, such as mortgages or mortgage-backed securities, the last-of-layer method allows an entity to hedge its exposure to fair value changes due to changes in interest rates for a portion of the portfolio that is not expected to be affected by prepayments, defaults, and other events affecting the timing and amount of cash flows. ASU 2022-01 renames that method the portfolio layer method. ASU 2022-01 was effective for the Company on January 1, 2023. The Company entered into a fair value hedge in February 2023 with a notional amount of $10,000,000. As of March 31, 2023, there was no material impact to the Company’s financial condition or results of operations.

Summary of Significant Accounting Policies

Allowance for Credit Losses. As further discussed below, we adopted ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” on January 1, 2020. Accounting Standards Codification (“ASC”) Topic 326 (“ASC 326”) replaced the previous “incurred loss” model for measuring credit losses, which encompassed allowances for current known and inherent losses within the portfolio, with an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. The new current expected credit loss (“CECL”) model requires the measurement of all expected credit losses for financial assets measured at amortized cost and certain off-balance sheet credit exposures based on historical experience, current conditions, and reasonable and supportable forecasts. In connection with the adoption of ASC 326, we revised certain accounting policies and implemented certain accounting policy elections. The revised accounting policies are described below.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

2.	Basis of Presentation (continued)

Allowance for Credit Losses - Held-to-Maturity Securities: The allowance for credit losses on held-to-maturity securities is a contra-asset valuation account, calculated in accordance with ASC 326, which is deducted from the amortized cost basis of held-to-maturity securities to present management's best estimate of the net amount expected to be collected. Held-to-maturity securities are charged-off against the allowance when deemed uncollectible by management. Adjustments to the allowance are reported in our income statement as a component of credit loss expense. Management measures expected credit losses on held-to-maturity securities on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Management has made the accounting policy election to exclude accrued interest receivable on held-to-maturity securities from the estimate of credit losses. Further information regarding our policies and methodology used to estimate the allowance for credit losses on held-to-maturity securities is presented in Note 3 - Securities.

Allowance For Credit Losses - Available-for-Sale Securities: For available-for-sale securities in an unrealized loss position, we first assess whether (i) we intend to sell or (ii) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either case is affirmative, any previously recognized allowances are charged-off and the security's amortized cost is written down to fair value through income. If neither case is affirmative, the security is evaluated to determine whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Adjustments to the allowance are reported in our income statement as a component of credit loss expense. Management has made the accounting policy election to exclude accrued interest receivable on available-for-sale securities from the estimate of credit losses. Available-for-sale securities are charged-off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible by management or when either of the aforementioned criteria regarding intent or requirement to sell is met. Prior to the adoption of ASU 2016-13, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that were deemed to be other than temporary were reflected in earnings as realized losses. In estimating other-than-temporary impairment losses prior to January 1, 2023, management considered, among other things, (i) the length of time and the extent to which the fair value had been less than cost, (ii) the financial condition and near-term prospects of the issuer and (iii) the intent and our ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Allowance for Credit Losses - Loans: The allowance for credit losses on loans is a contra-asset valuation account, calculated in accordance with ASC 326, which is deducted from the amortized cost basis of loans to present management's best estimate of the net amount expected to be collected. Loans are charged-off against the allowance when deemed uncollectible by management. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Adjustments to the allowance are reported in our income statement as a component of credit loss expense. Management has made the accounting policy election to exclude accrued interest receivable on loans from the estimate of credit losses.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

2.	Basis of Presentation (continued)

The amount of the allowance represents management's best estimate of current expected credit losses on loans considering available information, from internal and external sources, relevant to assessing collectability over the loans' contractual terms, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals and modifications unless (i) management has a reasonable expectation that a loan to an individual borrower that is experiencing financial difficulty will be modified or (ii) such extension or renewal options are not unconditionally cancellable by us and, in such cases, the borrower is likely to meet applicable conditions and likely to request extension or renewal. Relevant available information includes historical credit loss experience, current conditions and reasonable and supportable forecasts. While historical credit loss experience provides the basis for the estimation of expected credit losses, adjustments to historical loss information may be made for differences in current portfolio-specific risk characteristics, environmental conditions or other relevant factors. The allowance for credit losses is measured on a collective basis for portfolios of loans when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Expected credit losses for collateral dependent loans, including loans where the borrower is experiencing financial difficulty but foreclosure is not probable, are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

Credit loss expense related to loans reflects the totality of actions taken on all loans for a particular period including any necessary increases or decreases in the allowance related to changes in credit loss expectations associated with specific loans or pools of loans. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate appropriateness of the allowance is dependent upon a variety of factors beyond our control, including the performance of our loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

In calculating the allowance for credit losses, most loans are segmented into pools based upon similar characteristics and risk profiles. Common characteristics and risk profiles include the type/purpose of loan, underlying collateral, and historical/expected credit loss patterns. For modeling purposes, our loan pools include (i) commercial real estate - owner occupied, (ii) commercial real estate - non-owner occupied, (iii) construction/land development, (iv) residential – multifamily, (v) residential – single family (vi) residential – single family home equity, (vii) commercial and industrial (viii) consumer and other. We periodically reassess each pool to ensure the loans within the pool continue to share similar characteristics and risk profiles and to determine whether further segmentation is necessary.

The average charge-off method calculates an estimate of losses based upon past experience which is applied prospectively across the life of each loan. This method allows for analysis and calculation on a note-by-note basis due to the CECL model calculating future cash flows at the individual note level based upon note characteristics. A forward balance is calculated from each note’s prior period balance, less monthly principal paydown and prepayment amount.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

2.	Basis of Presentation (continued)

The Company will be utilizing its own loss data as the source for its historical loss calculations within the CECL model, where appropriate. This information is sourced from call report data and spans back to an effective start date of March 31, 2000. Loss data will continuously be uploaded into the model across subsequent periods, with results always one quarter in arrears. Utilization of loss rates across this length of time helps to incorporate results recognized across the full economic cycle and smooth periods of economic recession and recovery. The Company may deviate from utilization of its own loss rates on an as-needed basis when said loss rates have historically been non-existent. The Company may also deviate from its existing loss rates when said rates are no longer indicative of the current portfolio composition/quality, such as historical rates impacted by losses resulting from purchased loan portfolios which have since matured or been divested. In these events, the Company will utilize aggregate loss rates recognized from Banks of comparable asset size throughout the state of Maryland, incurred across the same period, March 31, 2000 to present.

The measurement of expected credit losses is impacted by loan/borrower attributes and certain macroeconomic variables. Significant loan/borrower attributes utilized in our modeling processes include, among other things, (i) origination date, (ii) maturity date, (iii) payment type, (iv) collateral type and amount, (v) current risk grade, (vi) current unpaid balance and commitment utilization rate, (vii) payment status/delinquency history and (viii) expected recoveries of previously charged-off amounts.

Management qualitatively adjusts model results for risk factors that are not considered within our modeling processes but are nonetheless relevant in assessing the expected credit losses within our loan pools. These qualitative factor (“Q-Factor”) and other qualitative adjustments may increase or decrease management's estimate of expected credit losses by a calculated percentage or amount based upon the estimated level of risk. The various risks that may be considered in making Q-Factor and other qualitative adjustments include, among other things, the impact of (i) any concentrations of credit, (ii) local and national economic and business conditions, (iii) changes in the nature and volume of the underlying loans, (iv) changes in the experience, ability, and depth of our lending management and staff, (v) changes in volume and severity of past due loans, the volume of non-accrual loans, and the volume and severity of adversely classified loans, (vi) our credit review function, (vii) changes in lending policies and procedures and, (viii) other factors such as rising interest rates.

In some cases, management may determine that an individual loan exhibits unique risk characteristics which differentiate the loan from other loans within our loan pools. In such cases, the loans are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Specific allocations of the allowance for credit losses are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other things. A loan is considered to be collateral dependent when, based upon management's assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs if satisfaction of the loan depends on the sale of the collateral.

Allowance for Credit Losses - Off-Balance-Sheet Credit Exposures: The allowance for credit losses on off-balance-sheet credit exposures is a liability account, calculated in accordance with ASC 326, representing expected credit losses over the contractual period for which we are exposed to credit risk resulting from a contractual obligation to extend credit. No allowance is recognized if we have the unconditional right to cancel the obligation. The allowance is reported as a component of other liabilities in our consolidated balance sheets. Adjustments to the allowance are reported in our income statement as a component of credit loss expense.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

2.	Basis of Presentation (continued)

The table below provides the impact of the implementation of ASC 326:

	January 1, 2023
	As Reported Under ASC 326	Pre-ASC 326 Adoption	Impact of ASC 326 Adoption
Assets:
Allowance for credit losses on debt securities held to maturity	$51,990	$-	$51,990

Loans
Real estate:
Commercial	2,467,744	2,818,582	(350,838)
Construction and land development	285,572	164,596	120,976
Residential	1,258,146	793,919	464,227
Commercial	472,503	337,303	135,200
Consumer	169	4,706	(4,537)
Unallocated	-	31,092	(31,092)
Allowance for credit losses on loans	4,484,134	4,150,198	333,936

Liabilities

Allowance for credit losses on off balance sheet credit exposures	85,073	-	85,073

Derivative Financial Instruments: At the inception of a derivative contract, the Company designates the derivative as one of three types based on the Company’s intentions and belief as to likely effectiveness as a hedge.  These three types are (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), or (3) an instrument with no hedging designation (“stand-alone derivative”).  For a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in current earnings as fair values change.  For a cash flow hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in current earnings as fair values change.  For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings.  Changes in the fair value of derivatives not designated or that do not qualify for hedge accounting are reported currently in earnings, as non-interest income.

Accrued settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense, based on the item being hedged.  Accrued settlements on derivatives not designated or that do not qualify for hedge accounting are reported in non-interest income.  Cash flows on hedges are classified in the cash flow statement the same as the cash flows of the items being hedged.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

2.	Basis of Presentation (continued)

The Company formally documents the relationship between derivatives and hedged items, as well as the risk-management objective and the strategy for undertaking hedge transactions at the inception of the hedging relationship.  This documentation includes linking fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions.  The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative instruments that are used are highly effective in offsetting changes in fair values or cash flows of the hedged items.  The Company discontinues hedge accounting when it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative is settled or terminates, a hedged forecasted transaction is no longer probable, a hedged firm commitment is no longer firm, or treatment of the derivative as a hedge is no longer appropriate or intended.

When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded as non-interest income.  When a fair value hedge is discontinued, the hedged asset or liability is no longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted over the remaining life of the asset or liability.  When a cash flow hedge is discontinued but the hedged cash flows or forecasted transactions are still expected to occur, gains or losses that were accumulated in other comprehensive income are amortized into earnings over the same periods which the hedged transactions will affect earnings.

The Company is exposed to losses if a counterparty fails to make its payments under a contract in which the Company is in the net receiving position.  The Company anticipates that the counterparties will be able to fully satisfy their obligations under the agreements.  All the contracts to which the Company is a party settle monthly or quarterly.  In addition, the Company obtains collateral above certain thresholds of the fair value of its derivatives for each counterparty based upon their credit standing and the Company has netting agreements with the dealers with which it does business.

The Company’s derivative financial instruments are described more fully in Note 7.

The accounting policies adopted by management are consistent with authoritative GAAP and are consistent with those followed by our peers.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

3.	Investment Securities

Investments in debt securities are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair	Allowance for	Net Carrying
March 31, 2023	cost	gains	losses	value	Credit Losses	Amount

Available for sale

State and municipal	$500,000	$15	$13,167	$486,848	$-	$486,848
SBA pools	952,033	1,556	13,700	939,889	-	939,889
Corporate bonds	10,398,704	-	978,981	9,419,723	-	9,419,723
Mortgage-backed securities	135,384,087	-	20,408,480	114,975,607	-	114,975,607
	$147,234,824	$1,571	$21,414,328	$125,822,067	$-	$125,822,067

Held to maturity

State and municipal	$20,538,815	$14,857	$1,317,685	$19,235,987	$60,592	$20,478,223

	Amortized	Unrealized	Unrealized	Fair
December 31, 2022	cost	gains	losses	value

Available for sale

State and municipal	$570,122	$-	$17,841	$552,281
SBA pools	1,033,606	1,425	15,234	1,019,797
Corporate bonds	10,414,146	-	1,024,250	9,389,896
Mortgage-backed securities	137,896,519	-	22,544,044	115,352,475
	$149,914,393	$1,425	$23,601,369	$126,314,449

Held to maturity

State and municipal	$20,508,997	$4,176	$1,633,378	$18,879,795

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

3.	Investment Securities (continued)

The allowance for credit losses on held-to-maturity securities is a contra-asset valuation account that is deducted from the amortized cost basis of held-to-maturity securities to present the net amount expected to be collected. Management measures expected credit losses on held-to-maturity securities on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. With regard to securities issued by States and political subdivisions and other held-to-maturity securities, management considers (i) issuer bond ratings, (ii) historical loss rates for given bond ratings, (iii) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities, and (iv) internal forecasts. Unrated bonds were underwritten similar to commercial loans and the financial condition of the issuer is monitored periodically. Expected credit losses on commercial loans are applied to unrated bonds. The following table summarizes Moody's and/or Standard & Poor's bond ratings (Company’s primary credit quality indicator) for our portfolio of held-to-maturity securities issued by states and political subdivisions as of March 31, 2023 at amortized cost:

March 31, 2023
AAA	2,774,579
AA	10,371,643
A	4,126,007
BAA	246,355
Not rated	3,020,231

Total	20,538,815

Historical loss rates associated with securities having similar grades as those in our portfolio have generally not been significant. Furthermore, as of March 31, 2023, there were no past due principal or interest payments associated with these securities and none are on nonaccrual.

The following table details activity in the allowance for credit losses on held-to-maturity securities:

March 31, 2023

Beginning balance	$-
Impact of adopting ASC 326	51,990
Credit loss expense	8,602
Ending balance	$60,592

Contractual maturities, shown below, will differ from actual maturities because borrowers and issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
March 31, 2023	cost	value	cost	value

Within one year	$1,014,934	$985,535	$330,000	$330,198
Over one to five years	2,561,931	2,427,580	476,355	473,747
Over five to ten years	7,321,839	6,493,456	3,493,376	3,423,349
Over ten years	-	-	16,178,492	15,008,693
	10,898,704	9,906,571	20,478,223	19,235,987
Mortgage-backed securities and SBA pools, due in monthly installments	136,336,120	115,915,496	-	-
	$147,234,824	$125,822,067	$20,478,223	$19,235,987

Securities with a carrying value of $24,184,578 and $24,258,980 as of March 31, 2023 and December 31, 2022, respectively, were pledged as collateral for government deposits and securities sold under repurchase agreements.

During the three months ended March 31, 2023 and 2022, there were no sales of securities.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

3.	Investment Securities (continued)

The following table sets forth the Company’s gross unrealized losses on a continuous basis for investments in debt securities, by category and length of time, at March 31, 2023 and December 31, 2022.

March 31, 2023	Less than 12 months		12 months or more		Total
Description of investments	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

State and municipal	$-	$-	$236,833	$13,167	$236,833	$13,167
SBA pools	-	-	778,455	13,700	778,455	13,700
Corporate bonds	1,776,149	130,322	7,643,574	848,659	9,419,723	978,981
Mortgage-backed securities	14,930,119	945,787	100,045,490	19,462,693	114,975,609	20,408,480
Total	$16,706,268	$1,076,109	$108,704,352	$20,338,219	$125,410,620	$21,414,328

December 31, 2022	Less than 12 months		12 months or more		Total
Description of investments	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss

State and municipal	$13,668,676	$1,057,412	$1,537,715	$593,807	$15,206,391	$1,651,219
SBA pools	-	-	857,259	15,234	857,259	15,234
Corporate bonds	4,184,875	356,746	4,805,021	667,504	8,989,896	1,024,250
Mortgage-backed securities	25,284,430	2,293,151	90,068,045	20,250,893	115,352,475	22,544,044
Total	$43,137,981	$3,707,309	$97,268,040	$21,527,438	$140,406,021	$25,234,747

4.	Loans and allowance for credit losses

Major categories of loans are as follows:

	March 31,	December 31,
	2023	2022
Real estate:
Commercial	$357,768,606	$351,794,702
Construction and land development	24,911,711	23,978,373
Residential	113,384,265	114,683,149
Commercial	29,876,303	31,066,497
Consumer	140,150	156,422
	526,081,035	521,679,143
Less: Allowance for credit losses	4,589,232	4,150,198
Deferred origination fees net of costs	596,203	608,405
	$520,895,600	$516,920,540

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

4.	Loans and allowance for credit losses (continued)

The following tables present the amortized cost basis of loans on nonaccrual status and loans past due over 89 days still accruing as of March 31, 2023 and December 31, 2022:

	Nonaccrual		Loans Past
	With No		Due 90 Days
	Allowance		or More and
	for Credit Loss	Nonaccrual	Still Accruing
March 31, 2023
Real estate:
Commercial	$-	$502,961	$-
Construction and land development	-	-	-
Residential	-	-	-
Commercial	-	152,449	-
Consumer	-	-	-
	$-	$655,410	$-

December 31, 2022
Real estate:
Commercial	$-	$502,961	$-
Construction and land development	-	-	-
Residential	-	-	-
Commercial	-	152,449	-
Consumer	-	-	-
	$-	$655,410	$-

The Company recognized no interest income on nonaccrual loans during the three months ended March 31, 2023 nor during the year ended December 31. 2022.

At March 31, 2023, the Company had one nonaccrual commercial real estate loan totaling $502,961 and one nonaccrual commercial loan totaling $152,449. The commercial loan was secured by business assets and was personally guaranteed. Gross interest income of $11,307 would have been recorded for the three months ended March 31, 2023 had these nonaccrual loans been current and performing in accordance with their original terms. The Company allocated $281,910 of its allowance for credit losses to these nonaccrual loans.

At December 31, 2022, the Company had one nonaccrual commercial real estate loan totaling $502,961 and one nonaccrual commercial loan totaling $152,449. The commercial loan was secured by business assets and was personally guaranteed. Gross interest income of $45,856 would have been recorded in 2022 if these nonaccrual loans had been current and performing in accordance with their original terms. The Company allocated $281,910 of its allowance for credit losses to these nonaccrual loans.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

4.	Loans and allowance for credit losses (continued)

An age analysis of past due loans, segregated by type of loan, is as follows:

			90 Days
	30 - 59 Days	60 - 89 Days	or More	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans
March 31, 2023
Real estate:
Commercial	$-	$-	$502,961	$502,961	$357,265,645	$357,768,606
Construction and land development	-	-	-	-	24,911,711	24,911,711
Residential	312,897	-	-	312,897	113,071,368	113,384,265
Commercial	-	-	152,449	152,449	29,723,854	29,876,303
Consumer	-	-	-	-	140,150	140,150
Total	$312,897	$-	$655,410	$968,307	$525,112,728	$526,081,035

December 31, 2022
Real estate:
Commercial	$-	$-	$502,961	$502,961	$351,291,741	$351,794,702
Construction and land development	-	-	-	-	23,978,373	23,978,373
Residential	311,409	-	-	311,409	114,371,740	114,683,149
Commercial	-	-	152,449	152,449	30,914,048	31,066,497
Consumer	-	-	-	-	156,422	156,422
Total	$311,409	$-	$655,410	$966,819	$520,712,324	$521,679,143

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of March 31, 2023:

Real estate:
Commercial	$502,961
Construction and land development	-
Residential	-
Commercial	152,449
Consumer	-
$655,410

Impaired loans, segregated by class of loans with average recorded investment and interest recognized for the year ended December 31, 2022, are set forth in the following table:

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

These were the disclosures under the incurred method as of December 31, 2022 prior to adopting CECL.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

4.	Loans and allowance for credit losses (continued)

From time to time, loans to borrowers experiencing financial difficulty may be modified. Generally, the modifications we grant are extensions of terms, deferrals of payments for an extended period or interest rate reductions. Occasionally, we may modify a loan by providing principal forgiveness. In some cases, we will modify a loan by providing multiple types, or combinations, of concessions.

There were no modifications to borrowers experiencing financial distress during the three months ended March 31, 2023.

Credit Quality Indicators

As part of our portfolio risk management, the Company assigns a risk grade to each loan. The factors used to determine the grade are the payment history of the loan and the borrower, the value of the collateral and net worth of the guarantor, and cash flow projections of the borrower. Excellent, Above Average, Average, Acceptable, and Pass/Watch grades are assigned to loans with limited or no delinquent payments and more than sufficient collateral and/or cash flow.

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

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

4.	Loans and allowance for credit losses (continued)

Loans by credit grade, segregated by loan type, and year originated are as follows:

	Term Loans Amortized Cost Basis by Origination
March 31, 2023
							Revolving
	2023	2022	2021	2020	2019	Prior	Loans	Total
Commercial Real Estate

Pass	$8,969,175	$74,007,568	$56,544,303	$20,357,085	$28,243,488	$153,922,978	$2,627,248	$344,671,845
Special Mention	-	-	-	-	-	3,512,960	-	3,512,960
Substandard	-	-	-	-	-	9,583,801	-	9,583,801
Doubtful	-	-	-	-	-	-	-	-
Total	$8,969,175	$74,007,568	$56,544,303	$20,357,085	$28,243,488	$167,019,739	$2,627,248	$357,768,606

Construction and Land Development

Pass	$328,076	$6,138,120	$4,518,090	$4,641,615	$428,050	$8,368,598	$489,162	$24,911,711
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$328,076	$6,138,120	$4,518,090	$4,641,615	$428,050	$8,368,598	$489,162	$24,911,711

Residential Real Estate

Pass	$2,892,774	$20,094,724	$10,204,311	$8,805,836	$15,721,924	$45,455,511	$7,161,690	$110,336,770
Special Mention	-	-	-	-	1,385,519	-	-	1,385,519
Substandard	-	-	-	-	-	1,661,976	-	1,661,976
Doubtful	-	-	-	-	-	-	-	-
Total	$2,892,774	$20,094,724	$10,204,311	$8,805,836	$17,107,443	$47,117,487	$7,161,690	$113,384,265

Commercial

Pass	$862,177	$9,218,002	$4,751,596	$3,358,986	$1,465,317	$1,293,980	$8,199,107	$29,149,165
Special Mention	-	-	574,689	-	-	-	-	574,689
Substandard	-	-	-	-	152,449	-	-	152,449
Doubtful	-	-	-	-	-	-	-	-
Total	$862,177	$9,218,002	$5,326,285	$3,358,986	$1,617,766	$1,293,980	$8,199,107	$29,876,303

Consumer

Pass	$15,000	$50,701	$10,659	$16,506	$18,164	$2	$-	$111,032
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	2,119	-	-	-	26,999	29,118
Total	$15,000	$50,701	$12,778	$16,506	$18,164	$2	$26,999	$140,150

Aggregate total

Pass	$13,067,202	$109,509,115	$76,028,959	$37,180,028	$45,876,943	$209,041,069	$18,477,207	$509,180,523
Special Mention	-	-	574,689	-	1,385,519	3,512,960	-	5,473,168
Substandard	-	-	-	-	152,449	11,245,777	-	11,398,226
Doubtful	-	-	2,119	-	-	-	26,999	29,118
Total	$13,067,202	$109,509,115	$76,605,767	$37,180,028	$47,414,911	$223,799,806	$18,504,206	$526,081,035

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

4.	Loans and allowance for credit losses (continued)

		Above			Pass	Special
December 31, 2022	Excellent	average	Average	Acceptable	watch	mention	Substandard	Doubtful	Total

Real estate:
Commercial	$-	$-	$65,908,980	$201,854,424	$70,826,837	$3,558,954	$9,645,507	$-	$351,794,702
Construction and land development	-	-	3,845,351	12,087,402	8,045,620	-	-	-	23,978,373
Residential	15,613	573,108	35,774,807	63,833,864	10,815,681	1,397,282	2,272,794	-	114,683,149
Commercial	178,916	-	4,347,337	16,039,145	9,773,961	574,689	152,449	-	31,066,497
Consumer	722	15,715	93,684	4,439	6,481	-	-	35,381	156,422
	$195,251	$588,823	$109,970,159	$293,819,274	$99,468,580	$5,530,925	$12,070,750	$35,381	$521,679,143

The following table details activity in the allowance for credit losses and loan balances by portfolio as of and for the three-month periods ended March 31, 2023 and 2022 and for the year ended December 31, 2022. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

							Allowance for credit losses ending			Outstanding loan balances
			Provision for				balance evaluated for impairment:			evaluated:
	Beginning	Impact of ASC	(recovery of)	Charge		Ending	Purchase Credit			Purchase Credit
March 31, 2023	balance	326 Adoption	credit losses	offs	Recoveries	balance	Individually	Deteriorated	Collectively	Individually	Deteriorated	Collectively

Real estate:
Commercial	$2,818,582	$(350,838)	$1,218	$-	$-	$2,468,962	$129,461	$-	$2,339,501	$502,961	$-	$357,265,645
Construction and land development	164,596	120,976	(401)	-	4,050	289,221	-	-	289,221	-	366,449	24,545,262
Residential	793,919	464,227	(369,453)	-	371,048	1,259,741	-	-	1,259,741	-	207,854	113,176,411
Commercial	337,303	135,200	(15,444)	-	-	457,059	152,449	-	304,610	152,449	-	29,723,854
Consumer	4,706	(4,537)	3,367	-	-	3,536	-	-	3,536	-	-	140,150
Unallocated	31,092	(31,092)	110,713	-	-	110,713	-	-	110,713	-	-	-
	$4,150,198	$333,936	$(270,000)	$-	$375,098	$4,589,232	$281,910	$-	$4,307,322	$655,410	$574,303	$524,851,322

						Allowance for loan losses ending			Outstanding loan balances
		Provision for				balance evaluated for impairment:			evaluated for impairment:
	Beginning	(recovery of)	Charge		Ending	Purchase Credit			Purchase Credit
March 31, 2022	balance	loan losses	offs	Recoveries	balance	Individually	Impaired	Collectively	Individually	Impaired	Collectively

Real estate:
Commercial	$2,482,930	$63,130	$-	$-	$2,546,060	$129,461	$-	$2,416,599	$6,781,030	$32,991	$322,365,691
Construction and land development	214,547	(97,873)	-	4,050	120,724	-	-	120,724	-	379,349	19,946,051
Residential	603,558	51,081	-	-	654,639	-	-	654,639	37,341	244,789	111,711,532
Commercial	255,413	12,276	-	-	267,689	152,449	-	115,240	152,449	-	26,222,436
Consumer	4,370	(738)	-	-	3,632	-	-	3,632	-	-	296,151
Unallocated	89,450	(27,876)	-	-	61,574	-	-	61,574	-	-	-
	$3,650,268	$-	$-	$4,050	$3,654,318	$281,910	$-	$3,372,408	$6,970,820	$657,129	$480,541,861

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

4.	Loans and allowance for credit losses (continued)

						Allowance for loan losses ending			Outstanding loan balances
		Provision for				balance evaluated for impairment:			evaluated for impairment:
	Beginning	(recovery of)	Charge		Ending	Purchase Credit			Purchase Credit
December 31, 2022	balance	loan losses	offs	Recoveries	balance	Individually	Impaired	Collectively	Individually	Impaired	Collectively

Real estate:
Commercial	$2,482,930	$343,424	$(7,772)	$-	$2,818,582	$129,461	$-	$2,689,121	$7,019,415	$-	$344,775,287
Construction and land development	214,547	(66,151)	-	16,200	164,596	-	-	164,596	-	369,622	23,608,751
Residential	603,558	171,391	-	18,970	793,919	-	-	793,919	256,350	209,583	114,217,216
Commercial	255,413	84,358	(2,468)	-	337,303	152,449	-	184,854	152,449	-	30,914,048
Consumer	4,370	336	-	-	4,706	-	-	4,706	-	-	156,422
Unallocated	89,450	(58,358)	-	-	31,092	-	-	31,092	-	-	-
	$3,650,268	$475,000	$(10,240)	$35,170	$4,150,198	$281,910	$-	$3,868,288	$7,428,214	$579,205	$513,671,724

The following table provides activity for the accretable credit discount of purchased loans:

2023

Balance at December 31, 2022	$930,973
Accretion	112,233
Balance at March 31, 2023	$818,740

At March 31, 2023, the nonaccretable discount on purchased impaired loans was $233,411. At March 31, 2023, the remaining yield premium on purchased loans was $772,817. At March 31, 2023, the principal balance of purchased loans was $84,517,255 and the carrying value was $84,237,921.

The following table details activity in the allowance for credit losses on unfunded loan commitments:

March 31, 2023

Beginning balance	$-
Impact of adopting ASC 326	85,073
Credit loss recovery	(8,602)
Ending balance	$76,471

5.	Goodwill and Other Intangibles

The acquisition of Carroll Bancorp, Inc. in October of 2020 resulted in the recording of goodwill and core deposit intangible (“CDI”). The following table presents the changes in both assets:

	Goodwill	CDI	Total

Balance at December 31, 2022	$6,978,208	$64,544	$7,042,752
Amortization	-	(2,082)	(2,082)
Balance at March 31, 2023	$6,978,208	$62,462	$7,040,670

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

The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and was phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reached 2.5% on January 1, 2019). The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and does not have current applicability to the Bank. As of March 31, 2023, the Bank met all capital adequacy requirements under the Basel III Capital Rules on a fully phased‑in basis.

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

The following table presents actual and required capital ratios as of March 31, 2023 and December 31, 2022 for the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of March 31, 2023 and December 31, 2022 based on the phase-in provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. Capital ratios of the Company are substantially the same as the Bank’s.

			Minimum		To Be Well
(Dollars in thousands)	Actual		Capital Adequacy		Capitalized
March 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$77,752	13.13%	$62,181	10.50%	$59,220	10.00%
Tier 1 capital (to risk-weighted assets)	73,026	12.33%	50,337	8.50%	47,376	8.00%
Common equity tier 1 (to risk- weighted assets)	73,026	12.33%	41,454	7.00%	38,493	6.50%
Tier 1 leverage (to average assets)	73,026	9.97%	29,311	4.00%	36,639	5.00%

			Minimum		To Be Well
(Dollars in thousands)	Actual		Capital Adequacy		Capitalized
December 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$75,826	12.96%	$61,410	10.50%	$58,486	10.00%
Tier 1 capital (to risk-weighted assets)	71,676	12.26%	49,713	8.50%	46,789	8.00%
Common equity tier 1 (to risk- weighted assets)	71,676	12.26%	40,940	7.00%	38,016	6.50%
Tier 1 leverage (to average assets)	71,676	9.83%	29,167	4.00%	36,459	5.00%

To be categorized as well capitalized, the Bank must maintain ratios as set forth in the table. As of March 31, 2023, the most recent notification from the Federal Deposit Insurance Company (the “FDIC”) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There have been no conditions or events since that notification that management believes have changed the Bank’s category.

The FDIC, through formal or informal agreement, has the authority to require an institution to maintain higher capital ratios than those provided by statute, to be categorized as well capitalized under the regulatory framework for prompt corrective action.

7.	Derivative Financial Instrument

The Company utilizes interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and other terms of the individual interest rate swap agreements.

Fair Value Hedges: Interest rate swaps with notional amounts totaling $10 million as of March 31, 2023 were designated as fair value last of layer hedges of certain government agency mortgage backed securities. There were no interest rate swaps prior to 2023. The hedges were determined to be effective during all periods presented. The Company expects the hedges to remain effective during the remaining terms of the swaps.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

7.	Derivative Financial Instrument (continued)

The following table presents the amounts recorded on the balance sheet related to cumulative basis adjustments for fair value hedges as of March 31, 2023:

Line Item in the	Carrying Amount
Balance Sheet in	of the Hedged	Cumulative Amount of Fair
Which the Hedged	Assets	Value Hedging Adjustment
Item is Included	March 31, 2023	March 31, 2023

Securities available for sale	$22,146,372	$232,536

The Company presents derivative position gross on the balance sheet. The following table reflects the derivatives recorded on the balance sheet as of March 31, 2023:

March 31, 2023
Fair
Value

Included in other liabilities:
Derivatives designated as hedges:
Interest rate swaps related to securities available for sale	$198,424

Total included in other liabilities	$198,424

The effect of fair value hedge accounting on the statement of income for the three months ended March 31, 2023 are as follows:

Location and Amount of Gain or Loss Recognized in Income on
Fair Value Hedging Relationships

Three Months Ended
March 31, 2023
Interest
Income

Total amounts of income and expense line items presented in the statement of income in which the effects of the fair value hedge is recorded

The effects of fair value hedging:
Gain on fair value hedging relationships:
Hedged items	$232,536
Interest rate contracts desigianted as hedging instruments	(198,424)
34,112

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

●

Collateral-dependent loans: Nonrecurring fair value adjustments to collateral-dependent loans reflect full or partial write-downs and reserves that are based on the collateral-dependent loan’s observable market price or current appraised value of the collateral. Since the market for collateral-dependent loans is not active, such loans subjected to nonrecurring fair value adjustments based on the current appraised value of the collateral are classified as Level 3. The appraised value is obtained annually from an independent third party appraiser and is reduced by expected sales costs, which has historically been 10% of the appraised value.

The following table summarizes financial assets measured at fair value on a recurring and nonrecurring basis as of March 31, 2023 and December 31, 2022, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Carrying Value:
	Level 1	Level 2	Level 3	Total
March 31, 2023

Recurring:
Available for sale securities
State and municipal	$-	$486,848	$-	$486,848
SBA pools	-	939,889	-	939,889
Corporate bonds	-	9,419,723	-	9,419,723
Mortgage-backed securities	-	114,975,607	-	114,975,607
	$-	$125,822,067	$-	$125,822,067

Fair value hedge	-	$198,424	-	$198,424
Equity security at fair value
Mutual fund	$497,812	$-	$-	$497,812

Nonrecurring:
Other real estate owned, net	$-	$-	$1,242,365	$1,242,365
Collateral-dependent loans, net	$-	$-	$373,500	$373,500

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

8.	Fair Value (continued)

	Carrying Value:
	Level 1	Level 2	Level 3	Total
December 31, 2022

Recurring:
Available for sale securities
State and municipal	$-	$552,281	$-	$552,281
SBA pools	-	1,019,797	-	1,019,797
Corporate Bonds	-	8,989,896	400,000	9,389,896
Mortgage-backed securities	-	115,352,475	-	115,352,475
	$-	$125,914,449	$400,000	$126,314,449

Equity security at fair value
Mutual fund	$489,145	$-	$-	$489,145

Nonrecurring:
Other real estate owned, net	$-	$-	$1,242,365	$1,242,365
Collateral-dependent loans, net	-	-	373,500	373,500

The following table provides information describing the unobservable inputs used in level 3 fair value measurements at March 31, 2023 and December 31, 2022:

March 31, 2023:
Assets	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)

Collateral-dependent loans	$373,500	Third party appraisals and in-house real estate valuations of fair value	Marketability/selling costs and current market conditions	0%	to	20%	(10%)

Other real estate owned	$1,242,365	Third party appraisals and in-house real estate valuations of fair value	Marketability/selling costs and current market conditions	0%	to	10%	(5%)

December 31, 2022:
Assets	Fair Value	Valuation Techniques	Unobservable Input	Average

Collateral-dependent loans	$373,500	Third party appraisals and in-house real estate valuations of fair value	Marketability/selling costs and current market conditions	0%	to	20%	(10%)

Other real estate owned	$1,242,365	Third party appraisals and in-house real estate valuations of fair value	Marketability/selling costs and current market conditions	0%	to	10%	(5%)

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

8.	Fair Value

Reconciliation of Level 3 Inputs

Corporate
Bonds

December 31, 2022 fair value	$400,000
Additions	-
Principal payments received	-
Transfer to level 2	(400,000)
March 31, 2023 fair value	$-

The transfer to level 2 occurred because a third party market value was available for this bond at March 31, 2023.

The estimated fair value of financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of the valuation inputs were as follows:

	March 31, 2023		December 31, 2022
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets
Level 1 inputs
Cash and cash equivalents	$9,566,354	$9,566,354	$7,263,537	$7,263,537
Level 2 inputs
Certificates of deposit in other banks	100,000	100,000	100,000	100,000
Accrued interest receivable	1,739,314	1,739,314	1,815,784	1,815,784
Securities held to maturity	17,506,603	16,264,367	17,537,377	15,908,175
Mortgage loans held for sale	-	-	428,355	434,271
Restricted stock, at cost	907,500	907,500	1,332,500	1,332,500
Bank owned life insurance	14,668,447	14,668,447	14,585,342	14,585,342
Level 3 inputs
Securities held to maturity	2,971,620	2,971,620	2,971,620	2,971,620
Loans, net	520,895,600	507,013,897	516,920,540	503,144,771

Financial liabilities
Level 1 inputs
Noninterest-bearing deposits	$127,342,442	$127,342,442	$126,695,349	$126,695,349
Securities sold under repurchase agreements	3,077,227	3,077,227	5,175,303	5,175,303
Level 2 inputs
Interest-bearing deposits	509,966,348	506,448,348	496,915,775	492,769,775
Federal Home Loan Bank advances	10,000,000	9,682,000	20,000,000	19,622,000
Long-term debt	14,624,826	13,797,069	15,095,642	14,241,237
Accrued interest payable	721,007	721,007	349,910	349,910
Fair value hedge	198,424	198,424	-	-

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

9.	Earnings per Share

Basic earnings per share is determined by dividing net income available to stockholders by the weighted-average number of shares of common stock outstanding during the period and does not include the effect of any potentially dilutive common stock equivalents, giving retroactive effect to stock dividends declared during the period. Diluted earnings per share is determined in the same manner, except that the weighted-average number of shares of common stock outstanding is adjusted for the dilutive effect of outstanding common stock equivalents. The following table sets forth the calculation of basic and diluted earnings per share for the three month periods ended March 31, 2023 and 2022. There were no common stock equivalents outstanding during the three month periods ended March 31, 2023 or 2022.

	Three Months Ended
	March 31,
	2023	2022

Net income	$1,900,851	$2,050,802
Weighted average shares outstanding	3,071,214	3,037,137
Earnings per share - basic and diluted	$0.62	$0.68

10.	Retirement Plans

The Company has a profit sharing plan qualifying under Section 401(k) of the Internal Revenue Code. All employees age 21 or older with six months of service are eligible for participation in the plan. The Company matches employee contributions up to 4% of total compensation and may make additional discretionary contributions. Employee and employer contributions are 100% vested when made. The Company’s contributions to this plan were $77,675 and $79,740 for the three-month periods ended March 31, 2023 and 2022, respectively.

The Company has entered into agreements with 12 employees to provide certain life insurance benefits payable in connection with policies of life insurance on those employees that are owned by the Company. Each of the agreements provides for the amount of death insurance benefits to be paid to beneficiaries of the insured. For this plan, the Company expensed $1,834 and $1,702 for the three-month periods ended March 31, 2023 and 2022, respectively.

The Company adopted supplemental executive retirement plans for four of its executives. The plans provide cash compensation to the executive officers under certain circumstances, including a separation of service. The benefits vest over the period from adoption to a specified age for each executive. One of the executives who was fully vested retired in December 31, 2022 and will begin receiving payments in 2023.The Company recorded expenses related to these plans, including interest, of $72,600 and $45,000 for the three-month periods ended March 31, 2023 and 2022, respectively.

Retirement plan expenses are included in employee benefits on the consolidated statements of income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis is intended as a review of material changes in and significant factors affecting the financial condition and results of operations of Farmers and Merchants Bancshares, Inc. and its consolidated subsidiaries for the periods indicated. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and the notes thereto contained in Item 1 of Part I of this report, and with Management’s Discussion and Analysis of Financial Condition and Results of Operations, the audited consolidated financial statements and notes thereto, and the other statistical information contained in the Annual Report of Farmers and Merchants Bancshares, Inc. on Form 10-K for the year ended December 31, 2022 (the “Form 10-K”). References in this report to “us”, “we”, “our”, and “the Company” are to Farmers and Merchants Bancshares, Inc. and, unless the context clearly suggests otherwise, its consolidated subsidiaries.

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

Farmers and Merchants Bancshares, Inc.

Farmers and Merchants Bancshares, Inc. is a Maryland Company and a financial holding company registered with the Board of Governors of the Federal Reserve System (the “FRB”) under the Bank Holding Company Act of 1956, as amended. The Company was incorporated on August 8, 2016 for the purpose of becoming the holding company of Farmers and Merchants Bank (the “Bank”) in a share exchange transaction that was intended to constitute a tax-free exchange under Section 351 of the Internal Revenue Code of 1986, as amended (the “Reorganization”). The Reorganization was consummated on November 1, 2016, at which time the Bank became a wholly-owned subsidiary of the Company and all of the Bank’s stockholders became stockholders of the Company by virtue of the conversion of their shares of common stock of the Bank into an equal number of shares of common stock of the Company.

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

The Bank is a Maryland commercial bank chartered on October 24, 1919 that is engaged in a general commercial and retail banking business. The Bank has had one inactive subsidiary, Reliable Community Financial Services, Inc., a Maryland Company that was incorporated in April 1992 to facilitate the sale of fixed rate annuity products and later positioned to sell a full array of investment and insurance products.

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

Estimates and Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. See Note 1 of the Notes to the audited consolidated financial statements as of and for the year ended December 31, 2022, which were included in Item 8 of Part II of the Form 10-K. On an on-going basis, management evaluates estimates, including those related to credit losses and intangible assets, income taxes, and fair value of investments. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated financial statements.

The allowance for credit losses represents management’s estimate of expected credit losses inherent in the loan portfolio. Determining the amount of the allowance for credit losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on collateral-dependent loans, expected losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the balance sheet.

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

Management does not believe that any material changes in our critical accounting policies have occurred since December 31, 2022 other than the change to ASC 326 as described in footnote 2.

Financial Condition

Total assets increased by $4,392,344, or 0.6%, to $722,603,016 at March 31, 2023 from $718,210,672 at December 31, 2022. The increase in total assets was due primarily to an increase of $3,898,589 in loans, and an increase in cash and cash equivalents of $2,302,817, offset by a decrease of $523,156 in debt securities.

Total liabilities increased $1,410,166, or 0.2%, to $671,845,875 at March 31, 2023 from $670,435,709 at December 31, 2022. The increase was due primarily to a $13,697,666 increase in deposits, offset by a $10,000,000 decrease in FHLB advances and a $2,098,076 decrease in securities sold under repurchase agreements.

Stockholders’ equity increased by $2,982,178 to $50,757,141 at March 31, 2023 from $47,774,963 at December 31, 2022. The increase was due primarily to net income of $1,900,851 and a decrease of $1,430,562 in accumulated other comprehensive loss, offset by a $341,392 adjustment for the adoption of ASU 2016-13.

Loans

Major categories of loans at March 31, 2023 and December 31, 2022 were as follows:

	March 31,		December 31,
	2023		2022

Real estate:
Commercial	$357,768,606	68%	$351,794,702	67%
Construction/Land development	24,911,711	5%	23,978,373	5%
Residential	113,384,265	22%	114,683,149	22%
Commercial	29,876,303	5%	31,066,497	6%
Consumer	140,150	0%	156,422	0%
	526,081,035	100%	521,679,143	100%
Less: Allowance for credit losses	4,665,703		4,150,198
Deferred origination fees net of costs	596,203		608,405
	$520,819,129		$516,920,540

Loans increased by $3,898,589, or 0.8%, to $520,819,129 at March 31, 2023 from $516,920,540 at December 31, 2022. The increase was due primarily to increases of $5,973,904 in commercial real estate loans and $933,338 in construction/land development loans, offset by decreases of $1,190,194 in commercial loans and $1,298,884 in residential loans. The allowance for credit losses increased by $515,505 to $4,589,232 at March 31, 2023 from $4,150,198 at December 31, 2022. Deferred origination fees, net of costs, decreased to $596,203 at March 31, 2023 from $608,405 at December 31, 2022, due primarily to the forgiveness of PPP loans.

The Company has adopted policies and procedures that seek to mitigate credit risk and to maintain the quality of the loan portfolio. These policies include underwriting standards for new credits as well as the continuous monitoring and reporting of asset quality and the adequacy of the allowance for credit losses. These policies, coupled with continuous training efforts, have provided effective checks and balances for the risk associated with the lending process. Lending authority is based on the level of risk, size of the loan, and the experience of the lending officer. The Company’s policy is to make the majority of its loan commitments in the market area it serves. Management believes that this tends to reduce risk because management is familiar with the credit histories of loan applicants and has in-depth knowledge of the risk to which a given credit is subject. Although the loan portfolio is diversified, its performance will be influenced by the economy of the region.

There was a recovery for credit losses of $270,000 recorded for the three-month period ended March 31, 2023. No provision or recovery was recorded for the three-month period ended March 31, 2022.

During the three-month periods ended March 31, 2023 and 2022, the Company had recoveries from loans written off in prior periods totaling $375,098 and $4,050, respectively, and no charge-offs.

Watch list loans include loans classified as Special Mention, Substandard, and Doubtful. As of March 31, 2023, the Company had $16,814,745 of loans on a watch list, other than collateral-dependent loans, for which the borrowers have the potential for experiencing financial difficulties. As of December 31, 2022, the Company had $9,926,932 of such loans. Watch List loans are subject to ongoing management attention and their classifications are reviewed regularly. The increase is due primarily to three loans totaling $6.5 million that were classified as collateral dependent at December 31, 2022, but are not collateral dependent at March 31, 2023.

Management believes that the $4.7 million reserve at March 31, 2023 and the $270,000 recovery for the three-month period ended March 31, 2023 are appropriate to adequately cover the expected losses inherent in the loan portfolio. The reserve was increased by $0.5 million from December 31, 2022 due primarily to the CECL adjustment effective January 1, 2023. The Company’s loan portfolio grew by $4.4 million during the first three months of 2023.

Investment Securities

Investments in debt securities decreased by $523,156, or 0.4%, to $146,300,290 at March 31, 2023 from $146,823,446 at December 31, 2022. At March 31, 2023 and December 31, 2022, the Company had classified 86% of the investment portfolio as available for sale. The balance of the portfolio was classified as held to maturity.

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

Other Real Estate Owned

Other real estate owned (“OREO”) at March 31, 2023 and December 31, 2022 included two properties with an aggregate carrying value of $1,242,365. The first property is an apartment building in Baltimore, Maryland with a carrying value of $1,242,365 that was acquired in the Merger. The property is under a sales contract with a projected closing in the second quarter. The other property is land in Cecil County, Maryland with a carrying value of $0. It was acquired through foreclosure in 2007. The latter property consists of 10.43 acres and is currently under contract for a gross sales price of $295,000 with closing expected in 2023. Due to the length of time the property has been held, Maryland banking law required a write-down of the value to $0 in 2019.

Deposits

Total deposits increased by $13,697,666, or 2.2%, to $637,308,790 at March 31, 2023 from $623,611,124 at December 31, 2022. The increase in deposits was due to a $42,194,528 increase in time deposits and a $647,093 increase in noninterest-bearing accounts, offset by a $4,865,269 decrease in savings accounts, a $17,513,417 decrease in money market accounts, and a $6,765,269 decrease in interest bearing checking accounts.

The following table shows the average balances and average costs of deposits for the three months ended March 31, 2023 and 2022:

	March 31, 2023		March 31, 2022
	Average		Average
	Balance	Cost	Balance	Cost
Noninterest bearing demand deposits	$125,019,656	0.00%	$124,549,116	0.00%
Interest bearing demand deposits	130,576,396	0.33%	130,071,359	0.16%
Savings and money market deposits	190,483,431	0.24%	191,851,324	0.11%
Time deposits	180,125,426	1.81%	176,031,048	0.53%
	$626,204,909	0.66%	$622,502,847	0.22%

Liquidity Management

Liquidity describes our ability to meet financial obligations that arise out of the ordinary course of business. Liquidity is primarily needed to meet depositor withdrawal requirements, to fund loans, and to fund our other debts and obligations as they come due in the normal course of business. We maintain our asset liquidity position internally through short-term investments, the maturity distribution of the investment portfolio, loan repayments, and income from earning assets. On the liability side of the balance sheet, liquidity is affected by the timing of maturing liabilities and the ability to generate new deposits or borrowings as needed. The Bank is approved to borrow 75% of eligible pledged single-family residential loans and 50% of eligible pledged commercial loans as well as investment securities, or approximately $48.5 million under a secured line of credit with the Federal Home Loan Bank (“FHLB”). The Bank also has a facility with the Federal Reserve Bank of Richmond (the “Reserve Bank”) under which the Bank can borrow approximately $27.0 million. Finally, the Bank has $23,500,000 ($14,500,000 unsecured and $9,000,000 secured) of overnight federal funds lines of credit available from commercial banks. FHLB advances of $10,000,000 and $20,000,000 were outstanding as of March 31, 2023 and December 31, 2022, respectively. The Company borrowed $17,000,000 to facilitate the acquisition of Carroll Bancorp, Inc. (“Carroll”) in 2020 as more fully described below. There were no borrowings from the Reserve Bank or our commercial bank lenders at March 31, 2023 and December 31, 2022. Management believes that we have adequate liquidity sources to meet all anticipated liquidity needs over the next 12 months. Management knows of no trend or event which is likely to have a material impact on our ability to maintain liquidity at satisfactory levels. Uninsured deposits were approximately $139,675,000 or 22% of total deposits at March 31, 2023.

Borrowings and Other Contractual Obligations

The Company’s contractual obligations consist primarily of borrowings and operating leases for various facilities.

On September 30, 2020, the Company borrowed $17,000,000 from First Horizon Bank (“FHN”) for the purpose of funding a portion of the merger consideration that was paid to the stockholders of Carroll when it was merged with and into the Company on October 1, 2020. Net of issuance costs, the amount of the net long-term debt was $14,624,826 and $15,095,642 as of March 31, 2023 and December 31, 2022, respectively. The loan matures on September 30, 2025. The interest rate on the loan is fixed at 4.10%. Quarterly interest-only payments were made through October 1, 2021. During the remaining term of the loan, the Company is required to make quarterly interest and principal payments of approximately $646,472, which will be based on a nine-year straight-line amortization schedule. The remaining balance of approximately $9,916,667 will be due at maturity. To secure its obligations under this loan, the Company pledged all of its shares of common stock of the Bank to FHN.

Securities sold under agreements to repurchase represent overnight borrowings from customers. Securities owned by the Company which are used as collateral for these borrowings are primarily U.S. government agency securities.

Specific information about the Company’s borrowings and contractual obligations is set forth in the following table:

		March 31,	December 31,
		2023	2022
Amount oustanding at period-end:
Securities sold under repurchase agreements		$3,077,227	$5,175,303
Federal Home Loan Bank advances		10,000,000	20,000,000
Federal Home Loan Bank advances mature in:	2023	5,000,000	15,000,000
	2025	5,000,000	5,000,000
Long-term debt (net of issuance costs)		14,624,826	15,095,642
Weighted average rate paid at period-end:
Securites sold under repurchase agreements		0.30%	0.30%
Federal Home Loan Bank advances		3.03%	1.55%
Long-term debt		4.10%	4.10%

The Federal Home Loan Bank advances and the long-term debt outstanding at March 31, 2023 will require the following principal payments:

Year ending December 31, 2023	1,416,667
Year ending December 31, 2024	1,888,889
Year ending December 31, 2025	16,333,333

Off-Balance Sheet Arrangements

In the normal course of business, the Bank makes commitments to extend credit and issues standby letters of credit. Outstanding loan commitments, unused lines of credit, and letters of credit as of March 31, 2023 and December 31, 2022 are as follows:

	March 31,	December 31,
	2023	2022

Loan commitments
Construction and land development	$1,975,275	$911,500
Commercial	5,225,955	398,046
Commercial real estate	4,248,474	9,264,000
Residential	1,903,300	3,402,371
	$13,353,004	$13,975,917

Unused lines of credit
Home-equity lines	$12,729,774	$12,086,758
Commercial lines	30,604,363	25,464,025
	$43,334,137	$37,550,783

Letters of credit	$1,367,788	$1,403,956

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

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended March 31, 2023 and 2022

General

Net income for the three months ended March 31, 2023 was $1,900,851, compared to $2,050,802 for the same period of 2022. The decrease of $149,951, or 7.3%, was due to a $307,021 decrease in net interest income, a $113,393 decrease in noninterest income, and a $41,700 increase in income taxes, offset by a $270,000 decrease in the credit loss provision and a $42,163 decrease in noninterest expenses.

Net Interest Income

Net interest income was $5,657,068 for the three months ended March 31, 2023, compared to $5,964,089 for the same period of 2022. The net yield on interest earning assets decreased to 3.24% for the three months ended March 31, 2023 compared to 3.56% for the same period last year.

Total interest income for the three months ended March 31, 2023 was $7,052,529, compared to $6,489,725 for the same period of 2022, an increase of $562,804, or 8.7%.

Total interest income on loans for the three months ended March 31, 2023 increased by $362,186 when compared to the same period of 2022 due to a $40.7 million higher average loan balance for the three months ended March 31, 2023 when compared to the same period of 2022, offset by a lower loan yield of 4.60% for the three months ended March 31, 2023 versus 4.69% for the same period of 2022. The yield decrease is due to a $548,000 decrease in PPP fee recognition and other one-time loan related revenue during the three months ended March 31, 2023 compared to the same period last year. Investment income for the three months ended March 31, 2023 increased by $108,104, or 13.6%, when compared to the same period of 2022 due to an increase in fully-taxable equivalent yield to 2.22% for the three months ended March 31, 2023, compared to 1.95% for the same period of 2022, offset by a $2.5 million lower average investment balance. The fully-taxable equivalent yield on total interest-earning assets increased 16 basis points to 4.03% for the three months ended March 31, 2023, compared to 3.87% for the same period of 2022. The average balance of total interest-earning assets increased by $29.4 million to $704.1 million for the three months ended March 31, 2023, compared to $674.7 million for the same period of 2022.

Total interest expense for the three months ended March 31, 2023 was $1,395,461 compared to $525,636 for the same period of 2022, an increase of $869,825, or 165.5%. The increase was due to a higher overall cost of funds on interest bearing deposits and borrowings of 1.03% for the three months ended March 31, 2023, compared to 0.40% for the same period of 2022 and a $19.2 million increase in the average balance of interest-bearing liabilities to $543.2 million for the three months ended March 31, 2023, compared to $524.0 million in the same period of 2022. Cost of funds for time deposits increased to 1.81% for the three months ended March 31, 2023 from 0.53% for the same period of 2022. Securities sold under repurchase agreements cost of funds was 0.30% for the three months ended March 31, 2023 and 2022.

Average noninterest-earning assets decreased by $16.8 million to $19.0 million for the three months ended March 31, 2023, compared to $35.8 million in the same period of 2022. Average noninterest-bearing deposits increased by $0.5 million to $125.0 million during the three months ended March 31, 2023, compared to $124.5 million in the same period of 2022. The average balance in stockholders’ equity decreased by $7.3 million for the three months ended March 31, 2023 when compared with the same period of 2022.

The following table sets forth information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities for the three month periods ended March 31, 2023 and 2022. Average balances are also provided for noninterest-earning assets and noninterest-bearing liabilities.

	Three Months Ended			Three Months Ended
	March 31, 2023			March 31, 2022
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
Assets:
Loans	$525,515,876	$6,045,548	4.60%	$484,840,152	$5,683,362	4.69%
Securities, taxable (1)	151,487,864	763,420	2.02%	152,685,500	645,744	1.69%
Securities, tax exempt (1)	18,385,556	178,477	3.88%	19,650,625	192,698	3.92%
Federal funds sold and other interest-earning assets	8,718,634	108,732	4.99%	17,541,166	13,117	0.30%
Total interest-earning assets	704,107,930	7,096,177	4.03%	674,717,443	6,534,921	3.87%
Noninterest-earning assets	18,997,676			35,830,220
Total assets	$723,105,606			$710,547,663

Liabilities and Stockholders’ Equity:
NOW, savings, and money market	$321,059,827	221,392	0.28%	$321,922,683	104,877	0.13%
Certificates of deposit	180,125,426	813,459	1.81%	176,031,048	233,683	0.53%
Securities sold under repurchase agreements	5,863,801	4,338	0.30%	4,395,100	3,251	0.30%
Long-term debt	14,742,179	151,563	4.11%	16,659,192	171,375	4.11%
FHLB advances and other borrowings	21,422,222	204,709	3.82%	5,000,000	12,450	1.00%
Total interest-bearing liabilities	543,213,455	1,395,461	1.03%	524,008,023	525,636	0.40%

Noninterest-bearing deposits	125,019,656			124,549,116
Noninterest-bearing liabilities	5,801,886			5,620,689
Total liabilities	674,034,997			654,177,828
Stockholders' equity	49,070,609			56,369,835
Total liabilities and stockholders' equity	$723,105,606			$710,547,663

Net interest income		$5,700,716			$6,009,285

Interest rate spread			3.00%			3.47%

Net yield on interest-earning assets			3.24%			3.56%

Ratio of average interest-earning assets to average interest-bearing liabilities			129.62%			128.76%

(1) - Interest on tax-exempt securities and other tax-exempt investments are reported on a fully taxable equivalent basis. The federal, state and combined tax rates used were 21.00%, 8.25% and 27.5175% respectively.

Noninterest Income

Noninterest income for the three months ended March 31, 2023 was $382,414, compared to $495,807 for the same period of 2022, a decrease of $113,393, or 22.9%. The decrease was due primarily to a $97,395 decrease in mortgage banking income as a result of residential refinance activity declining due to rising interest rates and a $93,600 decrease in the gain on the sale of SBA loans.

Noninterest Expense

Noninterest expense for the three months ended March 31, 2023 totaled $3,757,435, compared to $3,799,598 for the same period of 2022, a decrease of $42,163, or 1.1%. The decrease was due primarily to a decrease in other expenses of $271,278, offset by an increase in salaries and benefits of $218,314. The other expense decrease was due primarily to a decrease in professional fees incurred in the first quarter of 2023. Salaries and benefits increased due to normal and usual annual salary increases that are effective January 1 as well as an increase in the overall headcount.

Income Tax Expense

Income tax expense for the three months ended March 31, 2023 was $651,196 compared to $609,496 for the same period of 2022. The effective tax rate was 25.5% for the three months ended March 31, 2023, compared to 22.9% for the same period of 2022. The increase is due to lower tax exempt revenue in 2022 versus 2021 as result of the non-renewal of the captive insurance policy.

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

An evaluation of the effectiveness of these disclosure controls as of March 31, 2023 was carried out under the supervision and with the participation of management, including the PEO and the PFO. Based on that evaluation, management, including the PEO and the PFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the quarter ended March 31, 2023, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting with the exception of new or revised internal controls in connection with the implementation of ASC 326 as described in footnote 2.

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

104

The cover page of Farmers and Merchants Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in Inline XBRL, included within the Exhibit 101 attachments (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS AND MERCHANTS BANCSHARES, INC.

Date: May 15, 2023	/s/ Gary A. Harris
Gary A. Harris
Chief Executive Officer
(Principal Executive Officer)

Date May 15, 2023	/s/ Mark C. Krebs
Mark C. Krebs
Treasurer and Chief Financial Officer
(Principal Financial Officer & Principal Accounting Officer)