Form 10-Q
period 2023-06-30
Farmers & Merchants Bancshares, Inc.
filed 2023-08-14
CIK 1698022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2023

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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,090,368 as of August 11, 2023.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30,	December 31,*
	2023	2022
	(Unaudited)
Assets

Cash and due from banks	$11,034,175	$6,414,822
Federal funds sold and other interest-bearing deposits	1,253,343	848,715
Cash and cash equivalents	12,287,518	7,263,537
Certificates of deposit in other banks	100,000	100,000
Securities available for sale, at fair value	119,760,780	126,314,449
Securities held to maturity, at amortized cost less allowance for credit losses of $50,445 and $0	20,188,458	20,508,997
Equity security, at fair value	493,489	489,145
Restricted stock, at cost	1,077,500	1,332,500
Mortgage loans held for sale	-	428,355
Loans, less allowance for credit losses of $4,646,836 and $4,150,198	530,999,092	516,920,540
Premises and equipment, net	6,054,185	6,186,594
Accrued interest receivable	1,825,427	1,815,784
Deferred income taxes, net	8,746,561	8,392,658
Other real estate owned, net	1,242,365	1,242,365
Bank owned life insurance	14,757,189	14,585,342
Goodwill and other intangibles, net	7,038,588	7,042,752
Other assets	5,690,973	5,587,654
	$730,262,125	$718,210,672

Liabilities and Stockholders' Equity

Deposits
Noninterest-bearing	$120,971,669	$126,695,349
Interest-bearing	510,839,221	496,915,775
Total deposits	631,810,890	623,611,124
Securities sold under repurchase agreements	4,062,938	5,175,303
Federal Home Loan Bank of Atlanta advances	14,000,000	20,000,000
Federal Reserve Bank advances	10,000,000	-
Long-term debt, net of issuance costs	14,154,010	15,095,642
Accrued interest payable	1,120,963	349,910
Other liabilities	5,279,080	6,203,730
	680,427,881	670,435,709
Stockholders' equity
Common stock, par value $.01 per share, authorized 5,000,000 shares; issued and outstanding 3,090,368 shares in 2023 and 3,071,214 in 2022	30,904	30,712
Additional paid-in capital	29,941,488	29,549,914
Retained earnings	37,508,400	35,300,166
Accumulated other comprehensive loss	(17,646,548)	(17,105,829)
	49,834,244	47,774,963
	$730,262,125	$718,210,672

* Derived from audited consolidated financial statements

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

Interest income
Loans, including fees	$6,368,721	$5,370,350	$12,414,269	$11,053,712
Investment securities - taxable	769,999	742,087	1,532,207	1,386,548
Investment securities - tax exempt	139,528	140,823	279,372	290,310
Federal funds sold and other interest earning assets	105,974	21,887	210,903	34,302
Total interest income	7,384,222	6,275,147	14,436,751	12,764,872

Interest expense
Deposits	1,735,965	319,204	2,770,816	657,764
Securities sold under repurchase agreements	7,501	2,433	11,839	5,684
Federal Home Loan Bank advances	208,536	12,588	412,983	25,038
Federal Reserve Bank advances	13,000	-	13,263	-
Long-term debt	148,390	168,737	299,952	340,112
Total interest expense	2,113,392	502,962	3,508,853	1,028,598
Net interest income	5,270,830	5,772,185	10,927,898	11,736,274

Recovery of credit losses	(225,000)	-	(495,000)	-

Net interest income after recovery of credit losses	5,495,830	5,772,185	11,422,898	11,736,274

Noninterest income
Service charges on deposit accounts	204,726	191,727	391,433	373,193
Mortgage banking income	33,636	64,986	58,929	187,674
Bank owned life insurance income	88,742	56,266	171,847	109,256
Fair value adjustment on equity security	(7,341)	(18,096)	(1,574)	(44,913)
Gain on sale of SBA loans	-	64,523	-	158,123
Other fees and commissions	83,487	82,235	165,029	154,115
Total noninterest income	403,250	441,641	785,664	937,448

Noninterest expense
Salaries	1,850,494	1,928,257	3,726,938	3,668,652
Employee benefits	541,173	437,615	1,135,230	949,407
Occupancy	202,147	213,238	416,263	441,665
Furniture and equipment	252,924	224,593	492,651	439,208
Other	838,909	764,883	1,672,000	1,869,252
Total noninterest expense	3,685,647	3,568,586	7,443,082	7,368,184

Income before income taxes	2,213,433	2,645,240	4,765,480	5,305,538
Income taxes	543,316	594,507	1,194,512	1,204,003
Net income	$1,670,117	$2,050,733	$3,570,968	$4,101,535

Earnings per share - basic and diluted	$0.54	$0.67	$1.16	$1.35

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Net income	$1,670,117	$2,050,733	$3,570,968	$4,101,535

Other comprehensive loss, net of income taxes:

Securities available for sale
Net unrealized loss arising during the period	(2,719,663)	(7,542,338)	(765,014)	(16,462,801)

Total unrealized loss on investment securities available for sale	(2,719,663)	(7,542,338)	(765,014)	(16,462,801)

Income tax benefit	748,382	2,075,462	224,295	4,530,152

Total other comprehensive loss	(1,971,281)	(5,466,876)	(540,719)	(11,932,649)

Total comprehensive (loss) income	$(301,164)	$(3,416,143)	$3,030,249	$(7,831,114)

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Three and six months Ended June 30, 2023 and 2022

(Unaudited)

			Additional		Accumulated other	Total
	Common stock		paid-in	Retained	comprehensive	stockholders'
	Shares	Par value	capital	earnings	income (loss)	equity
Three months ended June 30, 2022
Balance, March 31, 2022	3,037,137	$30,372	$28,857,422	$31,179,402	$(7,860,709)	$52,206,487
Net income	-	-	-	2,050,733	-	2,050,733
Other comprehensive loss	-	-	-	-	(5,466,876)	(5,466,876)
Cash dividends, $0.31 per share	-	-	-	(941,580)	-	(941,580)
Dividends reinvested	16,350	163	340,053	-	-	340,216

Balance, June 30, 2022	3,053,487	$30,535	$29,197,475	$32,288,555	$(13,327,585)	$48,188,980

Six months ended June 30, 2022
Balance, December 31, 2021	3,037,137	$30,372	$28,857,422	$29,128,600	$(1,394,936)	$56,621,458
Net income	-	-	-	4,101,535	-	4,101,535
Other comprehensive loss	-	-	-	-	(11,932,649)	(11,932,649)
Cash dividends, $0.31 per share	-	-	-	(941,580)	-	(941,580)
Dividends reinvested	16,350	163	340,053	-	-	340,216

Balance, June 30, 2022	3,053,487	$30,535	$29,197,475	$32,288,555	$(13,327,585)	$48,188,980

Three months ended June 30, 2023
Balance, March 31, 2023	3,071,214	$30,712	$29,549,914	$36,851,782	$(15,675,267)	$50,757,141
Net income	-	-	-	1,670,117	-	1,670,117
Other comprehensive loss	-	-	-	-	(1,971,281)	(1,971,281)
Cash dividends, $0.31 per share	-	-	-	(1,013,499)	-	(1,013,499)
Dividends reinvested	19,154	192	391,574	-	-	391,766

Balance, June 30, 2023	3,090,368	$30,904	$29,941,488	$37,508,400	$(17,646,548)	$49,834,244

Six months ended June 30, 2023
Balance, December 31, 2022	3,071,214	$30,712	$29,549,914	$35,300,166	$(17,105,829)	$47,774,963
Net income	-	-	-	3,570,968	-	3,570,968
Other comprehensive loss	-	-	-	-	(540,719)	(540,719)
Cash dividends, $0.31 per share	-	-	-	(1,013,499)	-	(1,013,499)
Reclassification due to the adoption of ASU 2016-13	-	-	-	(341,392)	-	(341,392)
Dividends reinvested	19,154	192	391,574	(7,843)	-	383,923

Balance, June 30, 2023	3,090,368	$30,904	$29,941,488	$37,508,400	$(17,646,548)	$49,834,244

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

Six Months Ended June 30,	2023	2022

Reconciliation of net income to net cash provided by operating activities
Net income	$3,570,968	$4,101,535
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	256,738	232,905
Recovery of credit losses	(495,000)	-
Amortization (accretion) of right of use asset	(2,245)	3,567
Equity security dividends reinvested	(5,918)	(2,970)
Unrealized loss on equity security	1,574	44,913
Gain on sale of SBA loans	-	(158,123)
Gain on sale of premises and equipment	(9,000)	-
Gain on fair value hedge	(32,005)	-
Amortization of debt issuance costs	2,812	2,812
Amortization of premiums and (accretion of discounts), net	12,127	(217,364)
Bank owned life insurance cash surrender value	(171,847)	(109,256)
Increase (decrease) in
Deferred loan fees and costs, net	8,295	(154,672)
Accrued interest payable	771,053	(27,161)
Other liabilities	(896,980)	(741,433)
Decrease (increase) in
Mortgage loans held for sale	428,355	126,500
Accrued interest receivable	(9,643)	21,693
Other assets	(125,480)	(332,782)
Net cash provided by operating activities	3,303,804	2,790,164

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

Six Months Ended June 30,	2023	2022

Cash flows from investing activities
Proceeds from maturity and call of securities
Available for sale	5,612,435	12,541,788
Held to maturity	330,000	1,355,000
Purchase of securities
Available for sale	-	(18,235,716)
Purchases of certificates of deposit	-	250,000
Loans made to customers, net of principal collected	(13,951,062)	(9,657,312)
Proceeds from sale of loans	-	1,250,154
Redemption (purchase) of stock in FHLB of Atlanta	255,000	(19,600)
Proceeds from sale of premises and equipment	9,000	-
Purchases of premises, equipment and software	(102,439)	(179,836)
Net cash used in investing activities	(7,847,066)	(12,695,522)

Cash flows from financing activities
Net increase (decrease) in
Noninterest-bearing deposits	(5,723,680)	11,020,432
Interest-bearing deposits	13,977,308	(7,875,328)
Securities sold under repurchase agreements	(1,112,365)	235,419
Federal Reserve Bank advances	10,000,000	-
Federal Home Loan Bank of Atlanta advances	(6,000,000)	-
Long-term debt principal payments	(944,444)	(944,443)
Dividends paid, net of reinvestments	(629,576)	(601,364)
Net cash provided by financing activities	9,567,243	1,834,716

Net (decrease) increase in cash and cash equivalents	5,023,981	(8,070,642)

Cash and cash equivalents at beginning of period	7,263,537	26,462,106
Cash and cash equivalents at end of period	$12,287,518	$18,391,464

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,784,686	$1,136,260
Cash paid during the period for income taxes	1,300,848	1,906,122
Supplemental disclosure of non-cash transactions:
Net unrealized loss on securities available for sale	(857,909)	(16,462,801)

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods have been made. Such adjustments were normal and recurring in nature. The results of operations for the three- and six- months ended June 30, 2023 do not necessarily reflect the results that may be expected for the fiscal year ending December 31, 2023 or any future interim period. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2022, which are included in Farmers and Merchants Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022 that was filed with the Securities and Exchange Commission (the “SEC”).

Recent Accounting Pronouncements

Management has the responsibility for the selection and use of appropriate accounting policies. The significant accounting policies used by the Company are described in the notes to the consolidated financial statements.

The following accounting guidance has been approved by the Financial Accounting Standards Board (“FASB”) and would apply to the Company if the Company entered into an applicable activity.

In March 2020, FASB issued Accounting Standards Update (“ASU”) 2020-04, “Reference Rate Reform (Topic 848)”: Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU Provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effect of) reference rate reform, on financial reporting. The risk of termination of the London Interbank Offered Rate (LIBOR), has caused regulators to undertake reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based that are less susceptible to manipulation. ASU 2020-04 is effective between March 12, 2020 and December 31, 2022. As of June 30, 2023, the Company has converted all its LIBOR loans to an alternative reference rate.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

2.	Basis of Presentation (continued)

In December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848”. ASU 2022-06 extends the period of time preparers can utilize the reference rate reform relief guidance in Accounting Standards Codification (“ASC”) Topic 848. The objective of the guidance in ASC Topic 848 is to provide relief during the temporary transition period, so the FASB included a sunset provision within Topic 848 based on expectations of when the London Interbank Offered Rate (LIBOR) would cease being published. In 2021, the UK Financial Conduct Authority (FCA) delayed the intended cessation date of certain tenors of USD LIBOR to June 30, 2023. To ensure the relief in Topic 848 covers the period of time during which a significant number of modifications may take place, the ASU defers the sunset date of ASC Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in ASC Topic 848.

The ASU is effective for all entities upon issuance. As of June 30, 2023, the Company has converted all its LIBOR loans to an alternative reference rate.

Recently Adopted Accounting Developments

During June 2016, FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”.  The ASU, as amended, requires an entity to measure expected credit losses for financial assets carried at amortized cost based on historical experience, current conditions, and reasonable and supportable forecasts. Among other things, the ASU also amended the impairment model for available for sale securities and addressed purchased financial assets with deterioration.   The Company adopted ASU 2016-13 as of January 1, 2023. The adjustment recorded at adoption to the overall allowance for credit losses, which consisted of adjustments to the allowance for credit losses on loans and held-to-maturity securities, as well as an adjustment to the Company’s reserve for unfunded loan commitments, was $704,410. The adjustment net of tax recorded to shareholders’ equity totaled $341,392.

The Company is utilizing a third-party model to tabulate its estimate of current expected credit losses, using an average charge off or loss rate methodology. In accordance with ASC Topic 326, the Company has segmented its loan portfolio based on similar risk characteristics which included call report categories as well watch list and collateral-dependent. The Company primarily utilizes historical loss rates for the current expected credit loss (“CECL”) calculation based on Company-specific historical losses and supplemented with peer loss history where applicable.  For its reasonable and supportable forecasting of current expected credit losses, the Company analyzes a simple regression using forecasted economic metrics and historical peer loss data. To further adjust the allowance for credit losses for expected losses not already included within the quantitative component of the calculation, the Company may consider the following qualitative adjustment factors: economic conditions, concentrations of credit, interest rates, ability of staff, loan review, trends in loan quality, policy changes, and changes in nature and/or volume of loans. The Company’s CECL implementation process was overseen by the Chief Financial Officer and included an assessment of data availability and gap analysis, data collection, consideration and analysis of multiple loss estimation methodologies, an assessment of relevant qualitative factors and correlation analysis of multiple potential loss drivers and their impact on the Company’s historical loss experience.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

2.	Basis of Presentation (continued)

In March 2022, FASB issued ASU 2022-02, “Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures.” ASU 2022-02 addresses areas identified by the FASB as part of its post-implementation review of the credit losses standard (ASU 2016-13) that introduced the CECL model. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. The amendments in this ASU were applied prospectively, except for the transition method related to the recognition and measurement of troubled debt restructurings an entity had the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. ASU 2022-02 was effective for the Company on January 1, 2023.

In March 2022, FASB issued ASU 2022-01, “Derivatives and Hedging (Topic 815), Fair Value Hedging—Portfolio Layer Method.” ASU 2022-01 clarifies the guidance in ASC Topic 815 on fair value hedge accounting of interest rate risk for portfolios of financial assets and is intended to better align hedge accounting with an organization’s risk management strategies. In 2017, FASB issued ASU 2017-12 to better align the economic results of risk management activities with hedge accounting. One of the major provisions of that standard was the addition of the last-of-layer hedging method. For a closed portfolio of fixed-rate prepayable financial assets or one or more beneficial interests secured by a portfolio of prepayable financial instruments, such as mortgages or mortgage-backed securities, the last-of-layer method allows an entity to hedge its exposure to fair value changes due to changes in interest rates for a portion of the portfolio that is not expected to be affected by prepayments, defaults, and other events affecting the timing and amount of cash flows. ASU 2022-01 renames that method the portfolio layer method. ASU 2022-01 was effective for the Company on January 1, 2023. The Company entered into a fair value hedge in February 2023 with a notional amount of $10,000,000. As of June 30, 2023, there was no material impact to the Company’s financial condition or results of operations.

Summary of Significant Accounting Policies

There have been no changes to significant accounting policies since the Company’s 10-K was issued other than described below.

Allowance for Credit Losses. As further discussed below, we adopted ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” on January 1, 2020. ASC Topic 326 replaced the previous “incurred loss” model for measuring credit losses, which encompassed allowances for current known and inherent losses within the portfolio, with an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. The new CECL model requires the measurement of all expected credit losses for financial assets measured at amortized cost and certain off-balance sheet credit exposures based on historical experience, current conditions, and reasonable and supportable forecasts. In connection with the adoption of ASC Topic 326, we revised certain accounting policies and implemented certain accounting policy elections. The revised accounting policies are described below.

-
11-

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

2.	Basis of Presentation (continued)

Allowance for Credit Losses - Held-to-Maturity Securities: The allowance for credit losses on held-to-maturity securities is a contra-asset valuation account, calculated in accordance with ASC Topic 326, which is deducted from the amortized cost basis of held-to-maturity securities to present management's best estimate of the net amount expected to be collected. Held-to-maturity securities are charged-off against the allowance when deemed uncollectible by management. Adjustments to the allowance are reported in our income statement as a component of credit loss expense. Management measures expected credit losses on held-to-maturity securities on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Management has made the accounting policy election to exclude accrued interest receivable on held-to-maturity securities from the estimate of credit losses. Further information regarding our policies and methodology used to estimate the allowance for credit losses on held-to-maturity securities is presented in Note 3 - Securities.

Allowance For Credit Losses - Available-for-Sale Securities: For available-for-sale securities in an unrealized loss position, we first assess whether (i) we intend to sell or (ii) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either case is affirmative, any previously recognized allowances are charged-off and the security's amortized cost is written down to fair value through income. If neither case is affirmative, the security is evaluated to determine whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive (loss) income. Adjustments to the allowance are reported in our income statement as a component of credit loss expense. Management has made the accounting policy election to exclude accrued interest receivable on available-for-sale securities from the estimate of credit losses. Available-for-sale securities are charged-off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible by management or when either of the aforementioned criteria regarding intent or requirement to sell is met. Prior to the adoption of ASU 2016-13, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that were deemed to be other than temporary were reflected in earnings as realized losses. In estimating other-than-temporary impairment losses prior to January 1, 2023, management considered, among other things, (i) the length of time and the extent to which the fair value had been less than cost, (ii) the financial condition and near-term prospects of the issuer and (iii) the intent and our ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Allowance for Credit Losses - Loans: The allowance for credit losses on loans is a contra-asset valuation account, calculated in accordance with ASC Topic 326, which is deducted from the amortized cost basis of loans to present management's best estimate of the net amount expected to be collected. Loans are charged-off against the allowance when deemed uncollectible by management. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Adjustments to the allowance are reported in our income statement as a component of credit loss expense. Management has made the accounting policy election to exclude accrued interest receivable on loans from the estimate of credit losses.

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

The Company utilizes its own loss data as the source for its historical loss calculations within the CECL model, where appropriate. This information is sourced from call report data and spans back to an effective start date of March 31, 2000. Loss data will continuously be uploaded into the model across subsequent periods, with results always one quarter in arrears. Utilization of loss ratesacross this length of time helps to incorporate results recognized across the full economic cycle and smooth periods of economic recession and recovery. The Company may deviate from utilization of its own loss rates on an as-needed basis when said loss rates have historically been non-existent. The Company may also deviate from its existing loss rates when said rates are no longer indicative of the current portfolio composition/quality, such as historical rates impacted by losses resulting from purchased loan portfolios which have since matured or been divested. In these events, the Company will utilize aggregate loss rates recognized from Banks of comparable asset size throughout the state of Maryland, incurred across the same period, March 31, 2000 to present.

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

Allowance for Credit Losses - Off-Balance-Sheet Credit Exposures: The allowance for credit losses on off-balance-sheet credit exposures is a liability account, calculated in accordance with ASC Topic 326, representing expected credit losses over the contractual period for which we are exposed to credit risk resulting from a contractual obligation to extend credit. No allowance is recognized if we have the unconditional right to cancel the obligation. The allowance is reported as a component of other liabilities in our consolidated balance sheets. Adjustments to the allowance are reported in our income statement as a component of credit loss expense.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

2.	Basis of Presentation (continued)

The table below provides the impact of the implementation of ASC Topic 326:

	December 31, 2022	January 1, 2023
	Pre-ASC 326 Adoption	Impact of ASC 326 Adoption	As Reported Under ASC 326
Assets:
Loans, gross	$521,679,143	$233,411	$521,912,554

Allowance for credit losses:

Loans:
Real estate:
Commercial	2,818,582	(350,838)	2,467,744
Construction and land development	164,596	280,179	444,775
Residential	793,919	538,435	1,332,354
Commercial	337,303	135,200	472,503
Consumer	4,706	(4,537)	169
Unallocated	31,092	(31,092)	-
Allowance for credit losses on loans	4,150,198	567,347	4,717,545

Loans, net	517,528,945	(333,936)	517,195,009

Allowance for credit losses on debt securities held to maturity	-	51,990	51,990

Net deferred tax asset	-	129,607	129,607

Liabilities:
Allowance for credit losses on off balance sheet credit exposures	-	85,073	85,073

Total equity	$49,834,244	$(341,392)	$49,492,852

Derivative Financial Instruments: At the inception of a derivative contract, the Company designates the derivative as one of three types based on the Company’s intentions and belief as to likely effectiveness as a hedge. These three types are (i) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), (ii) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), or (iii) an instrument with no hedging designation (“stand-alone derivative”). For a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in current earnings as fair values change. For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. Changes in the fair value of derivatives not designated or that do not qualify for hedge accounting are reported currently in earnings, as non-interest income.

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

- 1
5-

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

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

3.	Investment Securities

Investments in debt securities are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair	Allowance for	Net Carrying
June 30, 2023	cost	gains	losses	value	Credit Losses	Amount

Available for sale

State and municipal	$500,000	$-	$22,335	$477,665	$-	$477,665
SBA pools	889,827	1,491	13,312	878,006	-	878,006
Corporate bonds	10,383,317	-	1,393,826	8,989,491	-	8,989,491
Mortgage-backed securities	132,395,044	-	22,979,426	109,415,618	-	109,415,618
	$144,168,188	$1,491	$24,408,899	$119,760,780	$-	$119,760,780

Held to maturity

State and municipal	$20,238,903	$3,788	$1,514,419	$18,728,272	$50,445	$20,188,458

	Amortized	Unrealized	Unrealized	Fair
December 31, 2022	cost	gains	losses	value

Available for sale

State and municipal	$570,122	$-	$17,841	$552,281
SBA pools	1,033,606	1,425	15,234	1,019,797
Corporate bonds	10,414,146	-	1,024,250	9,389,896
Mortgage-backed securities	137,896,519	-	22,544,044	115,352,475
	$149,914,393	$1,425	$23,601,369	$126,314,449

Held to maturity

State and municipal	$20,508,997	$4,176	$1,633,378	$18,879,795

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

3.	Investment Securities (continued)

The allowance for credit losses on held-to-maturity securities is a contra-asset valuation account that is deducted from the amortized cost basis of held-to-maturity securities to present the net amount expected to be collected. Management measures expected credit losses on held-to-maturity securities on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. With regard to securities issued by States and political subdivisions, management considers (i) issuer bond ratings, (ii) historical loss rates for given bond ratings, (iii) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities, and (iv) internal forecasts. Unrated bonds were underwritten similar to commercial loans and the financial condition of the issuer is monitored periodically. Expectedcredit losses on commercial loans are applied to unrated bonds. The following table summarizes Moody's and/or Standard & Poor's bond ratings (Company’s primary credit quality indicator) for our portfolio of held-to-maturity securities issued by states and political subdivisions as of June 30, 2023 at amortized cost:

June 30, 2023
AAA	2,778,312
AA	10,392,194
A	3,800,050
BAA	247,767
Not rated	3,020,580
Total	20,238,903

Historical loss rates associated with securities having similar grades as those in our portfolio have generally not been significant. Furthermore, as of June 30, 2023, there were no past due principal or interest payments associated with these securities and none are on nonaccrual.

The following table details activity in the allowance for credit losses on held-to-maturity securities since December 31, 2022:

	Three Months Ended	Six Months Ended
	June 30, 2023	June 30, 2023

Beginning balance	$60,592	$-
Impact of adopting ASC 326	-	51,990
Credit loss expense (recovery)	(10,147)	(1,545)
Ending balance	$50,445	$50,445

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

3.	Investment Securities (continued)

Contractual maturities, shown below, will differ from actual maturities because borrowers and issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
June 30, 2023	cost	value	cost	value

Within one year	$1,009,346	$988,430	$-	$-
Over one to five years	2,554,552	2,374,395	477,767	472,557
Over five to ten years	7,319,419	6,104,331	3,508,370	3,368,685
Over ten years	-	-	16,252,766	14,887,030
	10,883,317	9,467,156	20,238,903	18,728,272
Mortgage-backed securities and SBA pools, due in monthly installments	133,284,871	110,293,624	-	-
	$144,168,188	$119,760,780	$20,238,903	$18,728,272

Securities with a carrying value of $50,425,933 and $24,258,980 as of June 30, 2023 and December 31, 2022, respectively, were pledged as collateral for government deposits, securities sold under repurchase agreements, and the Federal Reserve’s Bank Term Funding Program.

During the six months ended June 30, 2023 and 2022, there were no sales of securities.

The following table sets forth the Company’s gross unrealized losses on a continuous basis for investments in available for sale debt securities, by category and length of time, at June 30, 2023 and December 31, 2022.

June 30, 2023	Less than 12 months		12 months or more		Total
Description of investments	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

State and municipal	$243,183	$6,817	$234,482	$15,518	$477,665	$22,335
SBA pools	-	-	732,115	13,312	732,115	13,312
Corporate bonds	1,197,336	209,701	7,792,155	1,184,125	8,989,491	1,393,826
Mortgage-backed securities	3,173,528	154,638	106,242,090	22,824,788	109,415,618	22,979,426
Total	$4,614,047	$371,156	$115,000,842	$24,037,743	$119,614,889	$24,408,899

December 31, 2022	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
Description of investments	Fair value	losses	Fair value	losses	Fair value	losses

State and municipal	$13,668,676	$1,057,412	$1,537,715	$593,807	$15,206,391	$1,651,219
SBA pools	-	-	857,259	15,234	857,259	15,234
Corporate bonds	4,184,875	356,746	4,805,021	667,504	8,989,896	1,024,250
Mortgage-backed securities	25,284,430	2,293,151	90,068,045	20,250,893	115,352,475	22,544,044
Total	$43,137,981	$3,707,309	$97,268,040	$21,527,438	$140,406,021	$25,234,747

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

4.	Loans and allowance for credit losses

Major categories of loans are as follows:

	June 30,	December 31,
	2023	2022
Real estate:
Commercial	$367,211,191	$351,794,702
Construction and land development	24,940,684	23,978,373
Residential	112,054,777	114,683,149
Commercial	31,873,881	31,066,497
Consumer	182,095	156,422
	536,262,628	521,679,143
Less: Allowance for credit losses	4,646,836	4,150,198
Deferred origination fees net of costs	616,700	608,405
	$530,999,092	$516,920,540

The following tables present the amortized cost basis of loans on nonaccrual status and loans past 90 days or more still accruing as of June 30, 2023 and December 31, 2022:

	Nonaccrual		Loans Past
	With No		Due 90 Days
	Allowance		or More and
	for Credit Loss	Nonaccrual	Still Accruing
June 30, 2023
Real estate:
Commercial	$-	$502,961	$-
Construction and land development	-	-	-
Residential	-	-	-
Commercial	-	152,449	-
Consumer	-	-	-
	$-	$655,410	$-

December 31, 2022
Real estate:
Commercial	$-	$502,961	$-
Construction and land development	-	-	-
Residential	-	-	-
Commercial	-	152,449	-
Consumer	-	-	-
	$-	$655,410	$-

The Company did not recognize any interest income on nonaccrual loans during the six months ended June 30, 2023 or during the year ended December 31. 2022.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

4.	Loans and allowance for credit losses (continued)

At June 30, 2023, the Company had one nonaccrual commercial real estate loan totaling $502,961 and one nonaccrual commercial loan totaling $152,449. The commercial loan was secured by business assets and was personally guaranteed. Gross interest income of $22,740 would have been recorded for the six months ended June 30, 2023 if these nonaccrual loans had been current and performing in accordance with their original terms. The Company allocated $402,449 of its allowance for credit losses to these nonaccrual loans.

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

An age analysis of past due loans, segregated by type of loan, is as follows:

			90 Days
	30 - 59 Days	60 - 89 Days	or More	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans
June 30, 2023
Real estate:
Commercial	$-	$-	$502,961	$502,961	$366,708,230	$367,211,191
Construction and land development	-	-	-	-	24,940,684	24,940,684
Residential	-	-	-	-	112,054,777	112,054,777
Commercial	-	-	152,449	152,449	31,721,432	31,873,881
Consumer	-	-	-	-	182,095	182,095
Total	$-	$-	$655,410	$655,410	$535,607,218	$536,262,628

December 31, 2022
Real estate:
Commercial	$-	$-	$502,961	$502,961	$351,291,741	$351,794,702
Construction and land development	-	-	-	-	23,978,373	23,978,373
Residential	311,409	-	-	311,409	114,371,740	114,683,149
Commercial	-	-	152,449	152,449	30,914,048	31,066,497
Consumer	-	-	-	-	156,422	156,422
Total	$311,409	$-	$655,410	$966,819	$520,712,324	$521,679,143

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of June 30, 2023:

Real estate:
Commercial	$502,961
Construction and land development	-
Residential	278,101
Commercial	152,449
Consumer	-
$933,511

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

There were no modifications to borrowers experiencing financial distress during the six months ended June 30, 2023.

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

Loans by credit grade, segregated by loan type, and year originated are as follows:

	Term Loans Amortized Cost Basis by Origination
June 30, 2023
							Revolving
	2023	2022	2021	2020	2019	Prior	Loans	Total
Commercial Real Estate

Pass	$22,449,500	$73,754,940	$56,090,575	$20,186,200	$28,016,525	$154,654,808	$2,527,940	$357,680,488
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	9,530,703	-	9,530,703
Doubtful	-	-	-	-	-	-	-	-
Total	$22,449,500	$73,754,940	$56,090,575	$20,186,200	$28,016,525	$164,185,511	$2,527,940	$367,211,191

Construction and Land Development

Pass	$2,779,462	$7,507,781	$4,703,112	$3,059,907	$336,724	$6,064,536	$489,162	$24,940,684
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$2,779,462	$7,507,781	$4,703,112	$3,059,907	$336,724	$6,064,536	$489,162	$24,940,684

Residential Real Estate

Pass	$5,479,027	$19,566,575	$10,055,481	$8,690,939	$16,510,252	$43,068,025	$6,966,741	$110,337,040
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	1,717,737	-	1,717,737
Doubtful	-	-	-	-	-	-	-	-
Total	$5,479,027	$19,566,575	$10,055,481	$8,690,939	$16,510,252	$44,785,762	$6,966,741	$112,054,777

Commercial

Pass	$3,565,274	$8,884,102	$4,921,723	$3,059,640	$1,305,273	$1,164,054	$8,821,366	$31,721,432
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	152,449	-	-	152,449
Doubtful	-	-	-	-	-	-	-	-
Total	$3,565,274	$8,884,102	$4,921,723	$3,059,640	$1,457,722	$1,164,054	$8,821,366	$31,873,881

Consumer

Pass	$64,715	$45,877	$7,181	$13,314	$14,345	$2	$-	$145,434
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	1,921	-	-	-	34,740	36,661
Total	$64,715	$45,877	$9,102	$13,314	$14,345	$2	$34,740	$182,095

Aggregate total

Pass	$34,337,978	$109,759,275	$75,778,072	$35,010,000	$46,183,119	$204,951,425	$18,805,209	$524,825,078
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	152,449	11,248,440	-	11,400,889
Doubtful	-	-	1,921	-	-	-	34,740	36,661
Total	$34,337,978	$109,759,275	$75,779,993	$35,010,000	$46,335,568	$216,199,865	$18,839,949	$536,262,628

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

4.	Loans and allowance for credit losses (continued)

		Above			Pass	Special
December 31, 2022	Excellent	average	Average	Acceptable	watch	mention	Substandard	Doubtful	Total

Real estate:
Commercial	$-	$-	$65,908,980	$201,854,424	$70,826,837	$3,558,954	$9,645,507	$-	$351,794,702
Construction and land development	-	-	3,845,351	12,087,402	8,045,620	-	-	-	23,978,373
Residential	15,613	573,108	35,774,807	63,833,864	10,815,681	1,397,282	2,272,794	-	114,683,149
Commercial	178,916	-	4,347,337	16,039,145	9,773,961	574,689	152,449	-	31,066,497
Consumer	722	15,715	93,684	4,439	6,481	-	-	35,381	156,422
	$195,251	$588,823	$109,970,159	$293,819,274	$99,468,580	$5,530,925	$12,070,750	$35,381	$521,679,143

The following table details activity in the allowance for credit losses and loan balances by portfolio as of and for the six-month periods ended June 30, 2023 and 2022 and for the year ended December 31, 2022. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

		Impact of	Provision for				Allowance for credit losses ending balance evaluated for impairment:		Outstanding loan balances evaluated:
June 30, 2023	Beginning balance	ASC 326 Adoption	(recovery of) credit losses	Charge offs	Recoveries	Ending balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$2,818,582	$(350,838)	$205,358	$-	$-	$2,673,102	$250,000	$2,423,102	$502,961	$366,708,230
Construction and land development	164,596	280,179	(153,094)	-	11,925	303,606	-	303,606	-	24,940,684
Residential	793,919	538,435	(609,314)	-	375,048	1,098,088	74,208	1,023,880	278,101	111,776,676
Commercial	337,303	135,200	5,148	-	-	477,651	152,449	325,202	152,449	31,721,432
Consumer	4,706	(4,537)	3,786	-	-	3,955	-	3,955	-	182,095
Unallocated	31,092	(31,092)	90,434	-	-	90,434	-	90,434	-	-
	$4,150,198	$567,347	$(457,682)	$-	$386,973	$4,646,836	$476,657	$4,170,179	$933,511	$535,329,117

		Provision for				Allowance for loan losses ending balance evaluated for impairment:			Outstanding loan balances evaluated for impairment:
		(recovery of)	Charge		Ending	Purchase Credit			Purchase Credit
June 30, 2022	Beginning balance	loan losses	offs	Recoveries	balance	Individually	Impaired	Collectively	Individually	Impaired	Collectively

Real estate:
Commercial	$2,482,930	$6,074	$(7,772)	$-	$2,481,232	$129,461	$-	$2,351,771	$6,887,147	$15,065	$325,392,412
Construction and land development	214,547	(68,084)	-	8,100	154,563	-	-	154,563	-	377,854	23,312,517
Residential	603,558	56,699	-	-	660,257	-	-	660,257	36,390	244,554	111,212,426
Commercial	255,413	24,760	(2,468)	-	277,705	152,449	-	125,256	152,449	-	27,461,196
Consumer	4,370	(892)	-	-	3,478	-	-	3,478	-	-	197,263
Unallocated	89,450	(18,557)	-	-	70,893	-	-	70,893	-	-	-
	$3,650,268	$-	$(10,240)	$8,100	$3,648,128	$281,910	$-	$3,366,218	$7,075,986	$637,473	$487,575,814

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

4.	Loans and allowance for credit losses (continued)

						Allowance for loan losses ending			Outstanding loan balances
		Provision for				balance evaluated for impairment:			evaluated for impairment:
	Beginning	(recovery of)	Charge		Ending	Purchase Credit			Purchase Credit
December 31, 2022	balance	loan losses	offs	Recoveries	balance	Individually	Impaired	Collectively	Individually	Impaired	Collectively

Real estate:
Commercial	$2,482,930	$343,424	$(7,772)	$-	$2,818,582	$129,461	$-	$2,689,121	$7,019,415	$-	$344,775,287
Construction and land development	214,547	(66,151)	-	16,200	164,596	-	-	164,596	-	369,622	23,608,751
Residential	603,558	171,391	-	18,970	793,919	-	-	793,919	256,350	209,583	114,217,216
Commercial	255,413	84,358	(2,468)	-	337,303	152,449	-	184,854	152,449	-	30,914,048
Consumer	4,370	336	-	-	4,706	-	-	4,706	-	-	156,422
Unallocated	89,450	(58,358)	-	-	31,092	-	-	31,092	-	-	-
	$3,650,268	$475,000	$(10,240)	$35,170	$4,150,198	$281,910	$-	$3,868,288	$7,428,214	$579,205	$513,671,724

The following table provides activity for the accretable credit discount of purchased loans:

2023

Balance at December 31, 2022	$930,973
Accretion	214,635
Balance at June 30, 2023	$716,338

At June 30, 2023, the remaining yield premium on purchased loans was $676,160. At June 30, 2023, the principal balance of purchased loans was $81,459,568 and the carrying value was $81,419,390.

The following table details activity in the allowance for credit losses on unfunded loan commitments:

2023

Balance at December 31, 2022	$-
Impact of adopting ASC 326	85,073
Credit loss recovery	(35,773)
Balance at June 30, 2023	$49,300

The following table provides a summary of all of the components of the allowance for credit losses:

	Three Months Ended June 30, 2023				Six Months Ended June 30, 2023
	Held to maturity securities	Loans	Unfunded loan commitments	Total	Held to maturity securities	Loans	Unfunded loan commitments	Total

Beginning balance	$60,592	$4,822,643	$76,471	$4,959,706	$-	$4,150,198	$-	$4,150,198
Impact of adopting ASC 326	-	-	-	-	51,990	567,347	85,073	704,410
Provision (recovery) of credit losses	(10,147)	(187,682)	(27,171)	(225,000)	(1,545)	(457,682)	(35,773)	(495,000)
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	11,875	-	11,875	-	386,973	-	386,973
Ending balance	$50,445	$4,646,836	$49,300	$4,746,581	$50,445	$4,646,836	$49,300	$4,746,581

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

5.	Goodwill and Other Intangibles

The acquisition of Carroll Bancorp, Inc. in October of 2020 resulted in the recording of goodwill and core deposit intangible (“CDI”). The following table presents the changes in both assets:

	Goodwill	CDI	Total

Balance at December 31, 2022	$6,978,208	$64,544	$7,042,752
Amortization	-	(4,164)	(4,164)
Balance at June 30, 2023	$6,978,208	$60,380	$7,038,588

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

The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and was phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reached 2.5% on January 1, 2019). The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and does not have current applicability to the Bank. As of June 30, 2023, the Bank met all capital adequacy requirements under the Basel III Capital Rules on a fully phased‑in basis.

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

The following table presents actual and required capital ratios as of June 30, 2023 and December 31, 2022 for the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of June 30, 2023 and December 31, 2022 based on the phase-in provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. Capital ratios of the Company are substantially the same as the Bank’s.

			Minimum		To Be Well
(Dollars in thousands)	Actual		Capital Adequacy		Capitalized
June 30, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$78,179	13.00%	$63,137	10.50%	$60,131	10.00%
Tier 1 capital (to risk-weighted assets)	73,482	12.22%	51,111	8.50%	48,105	8.00%
Common equity tier 1 (to risk-weighted assets)	73,482	12.22%	42,091	7.00%	39,085	6.50%
Tier 1 leverage (to average assets)	73,482	9.99%	29,436	4.00%	36,796	5.00%

			Minimum		To Be Well
(Dollars in thousands)	Actual		Capital Adequacy		Capitalized
December 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$75,826	12.96%	$61,410	10.50%	$58,486	10.00%
Tier 1 capital (to risk-weighted assets)	71,676	12.26%	49,713	8.50%	46,789	8.00%
Common equity tier 1 (to risk-weighted assets)	71,676	12.26%	40,940	7.00%	38,016	6.50%
Tier 1 leverage (to average assets)	71,676	9.83%	29,167	4.00%	36,459	5.00%

To be categorized as well capitalized, the Bank must maintain ratios as set forth in the table. As of June 30, 2023, the most recent notification from the Federal Deposit Insurance Company (the “FDIC”) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There have been no conditions or events since that notification that management believes have changed the Bank’s category.

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

Fair Value Hedges: Interest rate swaps with notional amounts totaling $10 million as of June 30, 2023 were designated as fair value last of layer hedges of certain government agency mortgage backed securities. There were no interest rate swaps prior to 2023. The hedges were determined to be effective during all periods presented. The Company expects the hedges to remain effective during the remaining terms of the swaps.

The following table presents the amounts recorded on the balance sheet related to cumulative basis adjustments for fair value hedges as of June 30, 2023:

Line Item in the Balance Sheet in Which the Hedged	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment
Item is Included	June 30, 2023	June 30, 2023

Securities available for sale	$21,861,298	$(32,713)

The Company presents derivative position gross on the balance sheet. The following table reflects the derivatives recorded on the balance sheet as of June 30, 2023:

June 30, 2023
Fair
Value

Included in other assets:
Derivatives designated as hedges:
Intrest rate swaps related to securities available for sale	$74,454

Total included in other assets	$74,454

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

7.	Derivative Financial Instrument (continued)

The effect of fair value hedge accounting on the statement of income for the six months ended June 30, 2023 are as follows:

Location and Amount of Gain or Loss Recognized in Income on
Fair Value Hedging Relationships

Six Months Ended June 30, 2023
Interest
Income

Total amounts of income and expense line items presented in the statement of income in which the effects of the fair value hedge is recorded

The effects of fair value hedging:
(Loss) Gain on fair value hedging relationships:
Hedged items	$(32,713)
Interest rate contracts designated as hedging instruments	74,454
Net gain on fair value hedging relationships included in interest income	$41,741

8.	Fair Value

In accordance with ASC Topic 820, “Fair Value Measurements and Disclosure”, the Bank uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Bank’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

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

In accordance with the guidance, a hierarchy of valuation techniques is based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. The three levels of the fair value hierarchy under ASC Topic 820 based on these two types of inputs are as follows:

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

●

Collateral-dependent loans: Nonrecurring fair value adjustments to collateral-dependent loans reflect full or partial write-downs and reserves that are based on the collateral-dependent loan’s observable market price or current appraised value of the collateral. Because the market for collateral-dependent loans is not active, such loans subjected to nonrecurring fair value adjustments based on the current appraised value of the collateral are classified as Level 3. The appraised value is obtained annually from an independent third party appraiser and is reduced by expected sales costs, which has historically been 10% of the appraised value.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

8.	Fair Value (continued)

The following table summarizes financial assets measured at fair value on a recurring and nonrecurring basis as of June 30, 2023 and December 31, 2022, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Carrying Value:
June 30, 2023	Level 1	Level 2	Level 3	Total

Recurring:
Available for sale securities
State and municipal	$-	$477,665	$-	$477,665
SBA pools	-	878,006	-	878,006
Corporate bonds	-	8,989,491	-	8,989,491
Mortgage-backed securities	-	109,415,618	-	109,415,618
	$-	$119,760,780	$-	$119,760,780

Fair value hedge	$-	$74,454	$-	$74,454

Equity security at fair value
Mutual fund	$493,489	$-	$-	$493,489

Nonrecurring:
Other real estate owned, net	$-	$-	$1,242,365	$1,242,365
Collateral-dependent loans, net	$-	$-	$456,854	$456,854

	Carrying Value:
	Level 1	Level 2	Level 3	Total
December 31, 2022

Recurring:
Available for sale securities
State and municipal	$-	$552,281	$-	$552,281
SBA pools	-	1,019,797	-	1,019,797
Corporate Bonds	-	8,989,896	400,000	9,389,896
Mortgage-backed securities	-	115,352,475	-	115,352,475
	$-	$125,914,449	$400,000	$126,314,449

Equity security at fair value
Mutual fund	$489,145	$-	$-	$489,145

Nonrecurring:
Other real estate owned, net	$-	$-	$1,242,365	$1,242,365
Impaired loans, net	-	-	373,500	373,500

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

8.	Fair Value (continued)

The following table provides information describing the unobservable inputs used in level 3 fair value measurements at June 30, 2023 and December 31, 2022:

June 30, 2023:
Assets	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)

Collateral-dependent loans	$456,854	Third party appraisals and in-house real estate valuations of fair value	Marketability/selling costs and current market conditions	0%	to	20%	(10%)

Other real estate owned	$1,242,365	Third party appraisals and in-house real estate valuations of fair value	Marketability/selling costs and current market conditions	0%	to	10%	(5%)

December 31, 2022:
Assets	Fair Value	Valuation Techniques	Unobservable Input	Average

Collateral-dependent loans	$373,500	Third party appraisals and in-house real estate valuations of fair value	Marketability/selling costs and current market conditions	0%	to	20%	(10%)

Other real estate owned	$1,242,365	Third party appraisals and in-house real estate valuations of fair value	Marketability/selling costs and current market conditions	0%	to	10%	(5%)

Reconciliation of Level 3 Inputs

Corporate
Bonds

December 31, 2022 fair value	$400,000
Transfer to level 2	(400,000)
June 30, 2023 fair value	$-

The transfer to level 2 occurred because a third party market value was available for this bond at June 30, 2023.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

8.         Fair Value (continued)

The estimated fair value of financial instruments that are reported at amortized cost less allowance for credit losses in the Company’s consolidated balance sheets, segregated by the level of the valuation inputs were as follows:

	June 30, 2023		December 31, 2022
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets
Level 1 inputs
Cash and cash equivalents	$12,287,518	$12,287,518	$7,263,537	$7,263,537
Level 2 inputs
Certificates of deposit in other banks	100,000	100,000	100,000	100,000
Accrued interest receivable	1,825,427	1,825,427	1,815,784	1,815,784
Securities held to maturity	17,216,838	15,756,652	17,537,377	15,908,175
Mortgage loans held for sale	-	-	428,355	434,271
Restricted stock, at cost	1,077,500	1,077,500	1,332,500	1,332,500
Bank owned life insurance	14,757,189	14,757,189	14,585,342	14,585,342
Fair value hedge	74,454	74,454	-	-
Level 3 inputs
Securities held to maturity	2,971,620	2,971,620	2,971,620	2,971,620
Loans, net	530,999,092	517,037,970	516,920,540	503,144,771

Financial liabilities
Level 1 inputs
Noninterest-bearing deposits	$120,971,669	$120,971,669	$126,695,349	$126,695,349
Securities sold under repurchase agreements	4,062,938	4,062,938	5,175,303	5,175,303
Level 2 inputs
Interest-bearing deposits	510,839,221	507,555,221	496,915,775	492,769,775
Federal Home Loan Bank advances	14,000,000	13,672,000	20,000,000	19,622,000
Federal Reserve Bank advances	10,000,000	10,000,000	-	-
Long-term debt	14,154,010	13,094,742	15,095,642	14,241,237
Accrued interest payable	1,120,963	1,120,963	349,910	349,910

9.          Earnings per Share

Basic earnings per share is determined by dividing net income available to stockholders by the weighted-average number of shares of common stock outstanding during the period and does not include the effect of any potentially dilutive common stock equivalents, giving retroactive effect to stock dividends declared during the period. Diluted earnings per share is determined in the same manner, except that the weighted-average number of shares of common stock outstanding is adjusted for the dilutive effect of outstanding common stock equivalents. The following table sets forth the calculation of basic and diluted earnings per share for the three- and six-month periods ended June 30, 2023 and 2022. There were no common stock equivalents outstanding during the three- or six-month periods ended June 30, 2023 or 2022.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

9.         Earnings per Share (continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Net income	$1,670,117	$2,050,733	$3,570,968	$4,101,535
Weighted average shares outstanding	3,073,319	3,038,215	3,072,272	3,037,679
Earnings per share - basic and diluted	$0.54	$0.67	$1.16	$1.35

10.         Retirement Plans

The Company has a profit sharing plan qualifying under Section 401(k) of the Internal Revenue Code. All employees age 21 or older with six months of service are eligible for participation in the plan. The Company matches employee contributions up to 4% of total compensation and may make additional discretionary contributions. Employee and employer contributions are 100% vested when made. The Company’s contributions to this plan were $65,775 and $59,426 for the three-month periods ended June 30, 2023 and 2022, respectively, and $143,450 and $139,166 for the six-month periods ended June 30, 2023 and 2022, respectively.

The Company has entered into agreements with 12 employees to provide certain life insurance benefits payable in connection with policies of life insurance on those employees that are owned by the Company. Each of the agreements provides for the amount of death insurance benefits to be paid to beneficiaries of the insured. For this plan, the Company expensed $1,834 and $1,702 for the three-month periods ended June 30, 2023 and 2022, respectively, and $3,668 and $3,405 for the six-month periods ended June 30, 2023 and 2022, respectively.

The Company adopted supplemental executive retirement plans for four of its executives. The plans provide cash compensation to the executive officers under certain circumstances, including a separation of service. The benefits vest over the period from adoption to a specified age for each executive. One of the executives who was fully vested retired on December 31, 2022 and will begin receiving payments in 2023. The Company recorded expenses related to these plans, including interest, of $79,400 and $45,000 for the three-month periods ended June 30, 2023 and 2022, respectively, and $152,000 and $90,000 for the six-month periods ended June 30, 2023 and 2022, respectively.

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

Effective October 1, 2020, pursuant to a series of merger transactions, Farmers and Merchants Bancshares, Inc. acquired Carroll Bancorp, Inc. (“Carroll”) and the Bank acquired Carroll Bancshares, Inc.’s wholly-owned bank subsidiary, Carroll Community Bank (collectively, the “Merger”).

The Company maintains an Internet site at www.fmb1919.bank on which it makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the SEC.

Estimates and Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. See Note 1 of the Notes to the audited consolidated financial statements as of and for the year ended December 31, 2022, which were included in Item 8 of Part II of the Form 10-K. On an on-going basis, management evaluates estimates, including those related to credit losses and intangible assets, impairment of investment securities, income taxes, and fair value of investments. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated financial statements.

The allowance for credit losses on loans represents management’s estimate of expected credit losses inherent in the loan portfolio. Determining the amount of the allowance for credit losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on collateral dependent loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the balance sheet.

Management applies various valuation methodologies to assets and liabilities which often involve a significant degree of judgment, particularly when liquid markets do not exist for the particular items being valued. Quoted market prices are referred to when estimating fair values for certain assets, such as most investment securities. However, for those items for which an observable liquid market does not exist, management utilizes significant estimates and assumptions to value such items. Examples of these items include loans, deposits, borrowings, goodwill, core deposit and other intangible assets, other assets and liabilities obtained or assumed in business combinations. These valuations require the use of various assumptions, including, among others, discount rates, rates of return on assets, repayment rates, cash flows, default rates, and liquidation values. The use of different assumptions could produce significantly different results, which could have material positive or negative effects on our results of operations, financial condition or disclosures of fair value information. In addition to valuation, we must assess whether there are any declines in value below the carrying value of assets that should be considered impaired or otherwise require an adjustment in carrying value and recognition of a loss in the consolidated statements of income. Examples include investment securities, goodwill and core deposit intangible, among others.

Management does not believe that any material changes in our critical accounting policies have occurred since December 31, 2022 other than the adoption of ASC 326 as described in footnote 2.

Financial Condition

Total assets increased by $12,051,453, or 1.7%, to $730,262,125 at June 30, 2023 from $718,210,672 at December 31, 2022. The increase in total assets was due primarily to an increase of $14,078,552 in loans and an increase of $5,023,981 in cash and cash equivalents, offset by a decrease of $6,874,208 in debt securities.

Total liabilities increased $9,992,172, or 1.5%, to $680,427,881 at June 30, 2023 from $670,435,709 at December 31, 2022. The increase was due primarily to an $8,199,766 increase in deposits and a $10,000,000 increase in advances from the Federal Reserve Bank of Richmond (the “Reserve Bank”), offset by a $6,000,000 decrease in advances from the Federal Home Loan Bank (“FHLB”), a $1,112,365 decrease in securities sold under repurchase agreements, and a $941,632 decrease in long-term debt.

Stockholders’ equity increased by $2,059,281 to $49,834,244 at June 30, 2023 from $47,774,963 at December 31, 2022. The increase was due to net income of $3,570,968, offset by dividends paid, net of reinvestments, of $629,576, an increase of $540,719 in accumulated other comprehensive loss and a $341,392 adjustment for the adoption of the Financial Accounting Standards Board’s Accounting Standard Update 2016-13.

Loans

Major categories of loans at June 30, 2023 and December 31, 2022 were as follows:

	June 30,		December 31,
	2023		2022

Real estate:
Commercial	$367,211,191	68%	$351,794,702	67%
Construction/Land development	24,940,684	5%	23,978,373	5%
Residential	112,054,777	21%	114,683,149	22%
Commercial	31,873,881	6%	31,066,497	6%
Consumer	182,095	0%	156,422	0%
	536,262,628	100%	521,679,143	100%
Less: Allowance for credit losses on loans	4,646,836		4,150,198
Deferred origination fees net of costs	616,700		608,405
	$530,999,092		$516,920,540

Loans increased by $14,078,552, or 2.7%, to $530,999,092 at June 30, 2023 from $516,920,540 at December 31, 2022. The increase was due primarily to increases of $15,416,489 in commercial real estate loans, $962,311 in construction/land development loans and $807,384 in commercial loans, offset by a decrease of $2,628,372 in residential loans. The allowance for credit losses on loans increased by $496,638 to $4,646,836 at June 30, 2023 from $4,150,198 at December 31, 2022. Deferred origination fees, net of costs, increased to $616,700 at June 30, 2023 from $608,405 at December 31, 2022.

The Company has adopted policies and procedures that seek to mitigate credit risk and to maintain the quality of the loan portfolio. These policies include underwriting standards for new credits as well as the continuous monitoring and reporting of asset quality and the adequacy of the allowance for credit losses on loans. These policies, coupled with continuous training efforts, have provided effective checks and balances for the risk associated with the lending process. Lending authority is based on the level of risk, size of the loan, and the experience of the lending officer. The Company’s policy is to make the majority of its loan commitments in the market area it serves. Management believes that this tends to reduce risk because management is familiar with the credit histories of loan applicants and has in-depth knowledge of the risk to which a given credit is subject. Although the loan portfolio is diversified, its performance will be influenced by the economy of the region.

There was a recovery for credit losses of $495,000 recorded for the six-month period ended June 30, 2023. No provision or recovery was recorded for the six-month period ended June 30, 2022.

During the six-month periods ended June 30, 2023 and 2022, the Company had recoveries from loans written off in prior periods totaling $386,973 and $8,100, respectively, and charge-offs of $0 and $10,240, respectively, for the same periods.

Watch list loans include loans classified as Special Mention, Substandard, and Doubtful. As of June 30, 2023, the Company had $10,468,873 of loans on a watch list, other than collateral-dependent loans, for which the borrowers have the potential for experiencing financial difficulties. As of December 31, 2022, the Company had $9,926,932 of such loans. Watch List loans are subject to ongoing management attention and their classifications are reviewed regularly.

Management believes that the $4.7 million reserve at June 30, 2023 and the $495,000 recovery for the six-month period ended June 30, 2023 are appropriate to adequately cover the expected losses in the loan portfolio. $457,682 of this recovery relates to loans and is due to a recovery of $375,000 was from loans charged off over 10 years ago which also resulted in a decrease in the required reserve for loans of $82,682. The reserve was increased by $0.5 million from December 31, 2022 due primarily to the current expected credit loss (“CECL”) adjustment effective January 1, 2023. The Company’s loan portfolio grew by $14.6 million during the first half of 2023. The allowance for credit losses on loans was 0.85% of the loan portfolio at June 30, 2023 compared to 0.85% at December 31, 2022.

Investment Securities

Investments in debt securities decreased by $6,874,208, or 4.7%, to $139,949,238 at June 30, 2023 from $146,823,446 at December 31, 2022. At June 30, 2023 and December 31, 2022, the Company had classified 86% and 87% of the investment portfolio as available for sale, respectively. The balance of the portfolio was classified as held to maturity.

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

Other Real Estate Owned

Other real estate owned (“OREO”) at June 30, 2023 and December 31, 2022 included two properties with an aggregate carrying value of $1,242,365. The first property is an apartment building in Baltimore, Maryland with a carrying value of $1,242,365 that was acquired in the Merger. The property is under a sales contract with a projected closing in the third quarter. The other property is land in Cecil County, Maryland with a carrying value of $0. It was acquired through foreclosure in 2007. The latter property consists of 10.43 acres and is currently under contract for a gross sales price of $295,000 with closing expected in 2023. Due to the length of time the property has been held, Maryland banking law required a write-down of the value to $0 in 2019.

Deposits

Total deposits increased by $8,199,766, or 1.3%, to $631,810,890 at June 30, 2023 from $623,611,124 at December 31, 2022. The increase in deposits was due to a $51,692,656 increase in time deposits and a $1,054,525 increase in interest bearing checking accounts, offset by a $5,723,680 decrease in noninterest-bearing accounts and a $38,823,735 decrease in savings and money market accounts.

The following table shows the average balances and average costs of deposits for the six-month periods ended June 30, 2023 and 2022:

	June 30, 2023		June 30, 2022
	Average		Average
	Balance	Cost	Balance	Cost

Noninterest bearing demand deposits	$122,819,264	0.00%	$127,882,743	0.00%
Interest bearing demand deposits	131,807,475	0.40%	131,282,487	0.16%
Savings and money market deposits	179,967,388	0.29%	195,108,443	0.11%
Time deposits	193,840,056	2.31%	173,716,027	0.51%
	$628,434,183	1.05%	$627,989,700	0.21%

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

The Bank is approved to borrow 75% of eligible pledged single-family residential loans and 50% of eligible pledged commercial loans as well as investment securities, or approximately $48.5 million under a secured line of credit with the FHLB. The Bank also has two facilities with the Reserve Bank. Under the first facility, which has been in place for over 10 years and is collateralized by loans, the Bank can borrow approximately $27.0 million. The second facility is the Bank Term Funding Program (“BTFP”) that the Reserve Bank created in 2023. The BTFP facility allows securities to be pledged at par, provides fixed rates for up to one-year terms, and allows prepayments in whole or in part at any time. Finally, the Bank has $23,500,000 ($14,500,000 unsecured and $9,000,000 secured) of overnight federal funds lines of credit available from commercial banks.

FHLB advances of $14,000,000 and $20,000,000 were outstanding as of June 30, 2023 and December 31, 2022, respectively. BTFP advances of $10,000,000 and $0 were outstanding as of June 30, 2023 and December 31, 2022, respectively. The Company borrowed $17,000,000 to facilitate the acquisition of Carroll in 2020 as more fully described below. There were no borrowings from the Reserve Bank other than the BTFP advances noted above or our commercial bank lenders at June 30, 2023 and December 31, 2022. Management believes that we have adequate liquidity sources to meet all anticipated liquidity needs over the next 12 months. Management knows of no trend or event which is likely to have a material impact on our ability to maintain liquidity at satisfactory levels. Uninsured deposits were approximately $74,937,000 or 12% of total deposits at June 30, 2023.

Borrowings and Other Contractual Obligations

The Company’s contractual obligations consist primarily of borrowings and operating leases for various facilities.

On September 30, 2020, the Company borrowed $17,000,000 from First Horizon Bank (“FHN”) for the purpose of funding a portion of the consideration that was payable to the stockholders of Carroll in the Merger. Net of issuance costs, the amount of the net long-term debt was $14,154,010 and $15,095,642 as of June 30, 2023 and December 31, 2022, respectively. The loan matures on September 30, 2025. The interest rate on the loan is fixed at 4.10%. Quarterly interest-only payments were made through October 1, 2021. During the remaining term of the loan, the Company is required to make quarterly interest and principal payments of approximately $646,472, which will be based on a nine-year straight-line amortization schedule. The remaining balance of approximately $9,916,667 will be due at maturity. To secure its obligations under this loan, the Company pledged all of its shares of common stock of the Bank to FHN.

Securities sold under agreements to repurchase represent overnight borrowings from customers. Securities owned by the Company which are used as collateral for these borrowings are primarily U.S. government agency securities.

Specific information about the Company’s borrowings and contractual obligations is set forth in the following table:

		June 30,	December 31,
		2023	2022
Amount oustanding at period-end:
Securities sold under repurchase agreements		$4,062,938	$5,175,303
Federal Home Loan Bank advances		14,000,000	20,000,000
Federal Home Loan Bank advances mature in:	2023	9,000,000	15,000,000
	2025	5,000,000	5,000,000
Federal Reserve Bank advances mature in:	2024	10,000,000	-
Long-term debt (net of issuance costs)		14,154,010	15,095,642
Weighted average rate paid at period-end:
Securites sold under repurchase agreements		1.25%	0.30%
Federal Home Loan Bank advances		3.78%	1.55%
Federal Reserve Bank advances		5.37%	0.00%
Long-term debt		4.10%	4.10%

The advances from the Reserve Bank and the FHLB and the long-term debt outstanding at June 30, 2023 will require the following principal payments:

Year ending December 31, 2023	9,944,445
Year ending December 31, 2024	11,888,889
Year ending December 31, 2025	16,333,333

Off-Balance Sheet Arrangements

In the normal course of business, the Bank makes commitments to extend credit and issues standby letters of credit. Outstanding loan commitments, unused lines of credit, and letters of credit as of June 30, 2023 and December 31, 2022 are as follows:

	June 30,	December 31,
	2023	2022

Loan commitments
Construction and land development	$4,993,750	$911,500
Commercial	5,778,000	398,046
Commercial real estate	2,380,000	9,264,000
Residential	5,756,616	3,402,371
	$18,908,366	$13,975,917

Unused lines of credit
Home-equity lines	$12,993,282	$12,086,758
Commercial lines	29,558,716	25,464,025
	$42,551,998	$37,550,783

Letters of credit	$1,249,946	$1,403,956

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

RESULTS OF OPERATIONS

Comparison of Operating Results for the Six Months Ended June 30, 2023 and 2022

General

Net income for the six months ended June 30, 2023 was $3,570,968, compared to $4,101,535 for the same period of 2022. The decrease of $530,567, or 12.9%, was primarily due to an $808,376 decrease in net interest income, a $151,784 decrease in noninterest income and a $74,898 increase in noninterest expense, offset by a $495,000 decrease in the credit loss provision.

Net Interest Income

Net interest income was $10,927,898 for the six months ended June 30, 2023, compared to $11,736,274 for the same period of 2022. The net yield on interest earning assets decreased to 3.09% for the six months ended June 30, 2023 from 3.48% for the same period last year.

Total interest income for the six months ended June 30, 2023 was $14,436,751, compared to $12,764,872 for the same period of 2022, an increase of $1,671,879, or 13.1%.

Total interest income on loans for the six months ended June 30, 2023 increased by $1,360,557 when compared to the same period of 2022 due to a $40.2 million higher average loan balance for the six months ended June 30, 2023 when compared to the same period of 2022 and a higher loan yield of 4.70% for the six months ended June 30, 2023 versus 4.53% for the same period of 2022. Investment income for the six months ended June 30, 2023 increased by $134,721, or 8.0%, when compared to the same period of 2022 due to an increase in the fully-taxable equivalent yield to 2.24% for the six months ended June 30, 2023, compared to 2.01% for the same period of 2022, offset by a $6.7 million lower average investment balance. The fully-taxable equivalent yield on total interest-earning assets increased 31 basis points to 4.09% for the six months ended June 30, 2023 from 3.78% for the same period of 2022. The average balance of total interest-earning assets increased by $26.5 million to $705.8 million for the six months ended June 30, 2023, compared to $679.3 million for the same period of 2022.

Total interest expense for the six months ended June 30, 2023 was $3,508,853, compared to $1,028,598 for the same period of 2022, an increase of $2,480,255, or 241.1%. The increase was due to a $20.5 million increase in the average balance of interest-bearing liabilities to $545.8 million for the six months ended June 30, 2023, compared to $525.3 million in the same period of 2022, and a higher overall cost of funds on interest bearing deposits and borrowings of 1.29% for the six months ended June 30, 2023, compared to 0.39% for the same period of 2022. Cost of funds for time deposits increased to 2.31% for the six months ended June 30, 2023 from 0.51% for the same period of 2022. FHLB, Reserve Bank and other borrowings cost of funds increased to 4.02% for the six months ended June 30, 2023 from 1.00% for the same period of 2022.

Average noninterest-earning assets decreased by $13.9 million to $18.9 million for the six months ended June 30, 2023, compared to $32.8 million in the same period of 2022. Average noninterest-bearing deposits decreased by $5.1 million to $122.8 million during the six months ended June 30, 2023, compared to $127.9 million in the same period of 2022. The average balance in stockholders’ equity decreased by $3.6 million for the six months ended June 30, 2023 when compared with the same period of 2022.

The following table sets forth information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities for the six-month periods ended June 30, 2023 and 2022. Average balances are also provided for noninterest-earning assets and noninterest-bearing liabilities.

	Six Months Ended			Six Months Ended
	June 30, 2023			June 30, 2022
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
Assets:
Loans	$528,367,564	$12,414,269	4.70%	$488,119,522	$11,053,712	4.53%
Securities, taxable	150,112,394	1,534,613	2.04%	156,034,198	1,389,115	1.78%
Securities, tax exempt	18,370,406	355,798	3.87%	19,120,619	374,745	3.92%
Federal funds sold and other interest-earning assets	8,935,974	118,902	2.66%	16,036,876	36,349	0.45%
Total interest-earning assets	705,786,338	14,423,582	4.09%	679,311,215	12,853,921	3.78%
Noninterest-earning assets	18,882,574			32,812,683
Total assets	$724,668,912			$712,123,898

Liabilities and Stockholders’ Equity:
NOW, savings, and money market	$311,774,863	527,666	0.34%	$326,390,930	213,748	0.13%
Certificates of deposit	193,840,056	2,243,150	2.31%	173,716,027	444,016	0.51%
Securities sold under repurchase agreements	4,543,985	11,839	0.52%	3,820,287	5,684	0.30%
Long-term debt	14,489,906	299,952	4.14%	16,418,169	340,112	4.14%
FRB advances and other borrowings	519,337	13,263	5.11%	-	-	0.00%
FHLB advances	20,679,558	412,983	3.99%	5,000,000	25,038	1.00%
Total interest-bearing liabilities	545,847,705	3,508,853	1.29%	525,345,413	1,028,598	0.39%

Noninterest-bearing deposits	122,819,264			127,882,743
Noninterest-bearing liabilities	6,200,054			5,514,639
Total liabilities	674,867,023			658,742,795
Stockholders' equity	49,801,889			53,381,103
Total liabilities and stockholders' equity	$724,668,912			$712,123,898

Net interest income		$10,914,729			$11,825,323

Interest rate spread			2.80%			3.39%

Net yield on interest-earning assets			3.09%			3.48%

Ratio of average interest-earning assets to Average interest-bearing liabilities			129.30%			129.31%

(1) - Interest on tax-exempt securities and other tax-exempt investments are reported on a fully taxable equivalent basis. The federal, state and combined tax rates used were 21.00%, 8.25% and 27.5175% respectively.

Noninterest Income

Noninterest income for the six months ended June 30, 2023 was $785,664, compared to $937,448 for the same period of 2022, a decrease of $151,784, or 16.2%. The decrease was primarily a result of a $158,123 decrease in the gain on the sale of SBA loans and a $128,745 decrease in mortgage banking income as a result of residential refinance activity declining due to rising interest rates, offset by an increase of $62,590 in Bank owned life insurance income and a $43,339 increase in the fair value adjustment on equity securities.

Noninterest Expense

Noninterest expense for the six months ended June 30, 2023 totaled $7,443,082, compared to $7,368,184 for the same period of 2022, an increase of $74,898, or 1.0%. The increase was due primarily to increases in salaries and benefits of $244,109, offset by a decrease in other expenses of $197,252. Salaries and benefits increased due to normal and usual annual salary increases that are effective January 1 as well as an increase in the overall headcount. The other expense decrease was due to a $272,421 decrease in professional fees as a result of recruitment fees paid to fill several positions in 2022, offset by a $90,856 increase in FDIC assessments due to an increase in the minimum assessment rate.

Income Tax Expense

Income tax expense for the six months ended June 30, 2023 was $1,194,512, compared to $1,204,003 for the same period of 2022. The effective tax rate was 25.1% for the six months ended June 30, 2023, compared to 22.7% for the same period of 2022. The increase in the effective tax rate is due to lower tax exempt revenue in 2023 versus 2022 as a result of the non-renewal of the captive insurance policy.

Comparison of Operating Results for the Three Months Ended June 30, 2023 and 2022

General

Net income for the three months ended June 30, 2023 was $1,670,117, compared to $2,050,733 for the same period of 2022. The decrease of $380,616, or 18.6%, was primarily due to a $501,355 decrease in net interest income, a $38,391 decrease in noninterest income and an $117,061 increase in noninterest expense, offset by a $225,000 decrease in the credit loss provision.

Net Interest Income

Net interest income was $5,270,830 for the three months ended June 30, 2023, compared to $5,772,185 for the same period of 2022. The net yield on interest earning assets decreased to 3.00% for the three months ended June 30, 2023 from 3.40% for the same period last year.

Total interest income for the three months ended June 30, 2023 was $7,384,222, compared to $6,275,147 for the same period of 2022, an increase of $1.1 million, or 17.7%.

Total interest income on loans for the three months ended June 30, 2023 increased by $998,371 when compared to the same period of 2022 due to a $39.8 million higher average loan balance for the three months ended June 30, 2023 when compared to the same period of 2022 and a higher loan yield of 4.80% for the three months ended June 30, 2023 versus 4.37% for the same period of 2022. Investment income for the three months ended June 30, 2023 increased by $26,617, or 3.0%, when compared to the same period of 2022 due to an increase in the fully-taxable equivalent yield to 2.27% for the three months ended June 30, 2023, compared to 2.08% for the same period of 2022, offset by a $10.8 million lower average investment balance. The fully-taxable equivalent yield on total interest-earning assets increased 50 basis points to 4.20% for the three months ended June 30, 2023 from 3.70% for the same period of 2022. The average balance of total interest-earning assets increased by $23.5 million to $707.4 million for the three months ended June 30, 2023, compared to $683.9 million for the same period of 2022.

Total interest expense for the three months ended June 30, 2023 was $2,113,392, compared to $502,962 for the same period of 2022, an increase of $1,610,430, or 320.2%. The increase was due to a $21.8 million increase in the average balance of interest-bearing liabilities to $548.5 million for the three months ended June 30, 2023, compared to $526.7 million in the same period of 2022, and a higher overall cost of funds on interest bearing deposits and borrowings of 1.54% for the three months ended June 30, 2023, compared to 0.38% for the same period of 2022. Cost of funds for time deposits increased to 2.76% for the three months ended June 30, 2023 from 0.49% for the same period of 2022. FHLB, Reserve Bank and other borrowings cost of funds increased to 4.22% for the six months ended June 30, 2023 from 1.01% for the same period of 2022.

Average noninterest-earning assets decreased by $11.0 million to $18.9 million for the three months ended June 30, 2023, compared to $29.8 million in the same period of 2022. Average noninterest-bearing deposits decreased by $10.6 million to $120.6 million during the three months ended June 30, 2023, compared to $131.1 million in the same period of 2022. The average balance in stockholders’ equity increased by $107,136 for the three months ended June 30, 2023 when compared with the same period of 2022.

The following table sets forth information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities for the three-month periods ended June 30, 2023 and 2022. Average balances are also provided for noninterest-earning assets and noninterest-bearing liabilities.

	Three Months Ended			Three Months Ended
	June 30, 2023			June 30, 2022
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
Assets:
Loans	$531,172,647	$6,368,721	4.80%	$491,362,854	$5,370,350	4.37%
Securities, taxable	148,752,039	771,193	2.07%	159,346,098	743,371	1.87%
Securities, tax exempt	18,355,423	177,020	3.86%	18,596,437	182,047	3.92%
Federal funds sold and other interest-earning assets	9,150,832	110,170	4.82%	14,580,803	23,232	0.64%
Total interest-earning assets	707,430,941	7,427,104	4.20%	683,886,192	6,319,000	3.70%
Noninterest-earning assets	18,780,691			29,803,177
Total assets	$726,211,632			$713,689,369

Liabilities and Stockholders’ Equity:
NOW, savings, and money market	$302,592,016	306,274	0.40%	$330,810,077	108,871	0.13%
Certificates of deposit	207,403,977	1,429,691	2.76%	171,426,446	210,333	0.49%
Securities sold under repurchase agreements	3,238,673	7,501	0.93%	3,251,791	2,433	0.30%
Long-term debt	14,271,363	148,389	4.16%	16,210,876	168,737	4.16%
FRB advances and other borrowings	989,011	13,000	5.26%	-	-	0.00%
FHLB advances	19,989,011	208,537	4.17%	5,000,000	12,588	1.01%
Total interest-bearing liabilities	548,484,051	2,113,392	1.54%	526,699,190	502,962	0.38%

Noninterest-bearing deposits	120,571,321			131,130,343
Noninterest-bearing liabilities	6,618,321			5,429,033
Total liabilities	675,673,693			663,258,566
Stockholders' equity	50,537,939			50,430,803
Total liabilities and stockholders' equity	$726,211,632			$713,689,369

Net interest income		$5,313,712			$5,816,038

Interest rate spread			2.66%			3.32%

Net yield on interest-earning assets			3.00%			3.40%

Ratio of average interest-earning assets to Average interest-bearing liabilities			128.98%			129.84%

(1) - Interest on tax-exempt securities and other tax-exempt investments are reported on a fully taxable equivalent basis. The federal, state and combined tax rates used were 21.00%, 8.25% and 27.5175% respectively.

Noninterest Income

Noninterest income for the three months ended June 30, 2023 was $403,250, compared to $441,641 for the same period of 2022, a decrease of $38,391, or 8.7%. The decrease resulted primarily from a $64,523 decrease in the gain on the sale of SBA loans and a $31,350 decrease in mortgage banking income as a result of residential refinance activity declining due to rising interest rates, offset by an increase of $32,475 in Bank owned life insurance income and a $10,755 increase in the fair value adjustment on equity securities.

Noninterest Expense

Noninterest expense for the three months ended June 30, 2023 totaled $3,685,647, compared to $3,568,586 for the same period of 2022, an increase of $117,061, or 3.3%. The increase was due primarily to increases in salaries and benefits of $25,795 and an increase in other expenses of $74,026. Salaries and benefits increased due to normal and usual annual salary increases that are effective January 1 as well as an increase in the overall headcount. The other expense increase was due to an $85,973 increase in the FDIC assessment due to an increase in the minimum assessment rate.

Income Tax Expense

Income tax expense for the three months ended June 30, 2023 was $543,316, compared to $594,507 for the same period of 2022. The effective tax rate was 24.5% for the three months ended June 30, 2023, compared to 22.5% for the same period of 2022. The increase in the effective tax rate is due to lower tax exempt revenue in 2023 versus 2022 as a result of the non-renewal of the captive insurance policy.

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

An evaluation of the effectiveness of these disclosure controls as of June 30, 2023 was carried out under the supervision and with the participation of management, including the PEO and the PFO. Based on that evaluation, management, including the PEO and the PFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the quarter ended June 30, 2023, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

The exhibits filed or furnished with this quarterly report are listed in the following Exhibit Index:

Exhibit	Description

31.1	Certifications of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certifications of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

32	Certification of the Principal Executive Officer and the Principal Financial Office pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T (filed herewith)

104	The cover page of Farmers and Merchants Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted in Inline XBRL, included within the Exhibit 101 attachments (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS AND MERCHANTS BANCSHARES, INC.

Date: August 14, 2023	By:	/s/ Gary A. Harris
Gary A. Harris Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Mark C. Krebs
Mark C. Krebs Treasurer and Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)