Form 10-Q
period 2023-09-30
Farmers & Merchants Bancshares, Inc.
filed 2023-11-14
CIK 1698022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2023

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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,092,368 as of November 13, 2023.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30,	December 31,*
	2023	2022
	(Unaudited)
Assets

Cash and due from banks	$23,474,989	$6,414,822
Federal funds sold and other interest-bearing deposits	1,536,689	848,715
Cash and cash equivalents	25,011,678	7,263,537
Certificates of deposit in other banks	100,000	100,000
Securities available for sale, at fair value	136,563,220	126,314,449
Securities held to maturity, at amortized cost less allowance for credit losses of $92,045 and $0	20,134,028	20,508,997
Equity security, at fair value	482,907	489,145
Restricted stock, at cost	863,500	1,332,500
Mortgage loans held for sale	-	428,355
Loans, less allowance for credit losses of $4,516,402 and $4,150,198	526,133,041	516,920,540
Premises and equipment, net	6,093,372	6,186,594
Accrued interest receivable	2,018,786	1,815,784
Deferred income taxes, net	9,901,701	8,392,658
Other real estate owned, net	1,242,365	1,242,365
Bank owned life insurance	14,846,937	14,585,342
Goodwill and other intangibles, net	7,036,506	7,042,752
Other assets	6,209,726	5,587,654
	$756,637,767	$718,210,672

Liabilities and Stockholders' Equity

Deposits
Noninterest-bearing	$113,326,966	$126,695,349
Interest-bearing	530,935,768	496,915,775
Total deposits	644,262,734	623,611,124
Securities sold under repurchase agreements	5,357,674	5,175,303
Federal Home Loan Bank of Atlanta advances	5,000,000	20,000,000
Federal Reserve Bank advances	33,000,000	-
Long-term debt, net of issuance costs	13,683,195	15,095,642
Accrued interest payable	1,491,099	349,910
Other liabilities	5,581,129	6,203,730
	708,375,831	670,435,709
Stockholders' equity
Common stock, par value $.01 per share, authorized 5,000,000 shares; issued and outstanding 3,092,368 shares in 2023 and 3,071,214 in 2022	30,924	30,712
Additional paid-in capital	29,979,718	29,549,914
Retained earnings	38,940,539	35,300,166
Accumulated other comprehensive loss	(20,689,245)	(17,105,829)
	48,261,936	47,774,963
	$756,637,767	$718,210,672

* Derived from audited consolidated financial statements

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

Interest income
Loans, including fees	$6,609,039	$5,606,913	$19,023,308	$16,660,625
Investment securities - taxable	996,586	783,606	2,528,793	2,170,154
Investment securities - tax exempt	137,254	140,185	416,626	430,495
Federal funds sold and other interest earning assets	258,818	55,361	469,721	89,663
Total interest income	8,001,697	6,586,065	22,438,448	19,350,937

Interest expense
Deposits	2,239,808	313,556	5,010,624	971,320
Securities sold under repurchase agreements	12,110	2,874	23,949	8,558
Federal Home Loan Bank advances	39,289	12,727	452,272	37,765
Federal Reserve Bank advances	378,500	-	391,763	-
Long-term debt	145,001	165,156	444,953	505,268
Total interest expense	2,814,708	494,313	6,323,561	1,522,911
Net interest income	5,186,989	6,091,752	16,114,887	17,828,026

(Recovery of) provision for credit losses	(75,000)	95,000	(570,000)	95,000

Net interest income after (recovery of) provision for credit losses	5,261,989	5,996,752	16,684,887	17,733,026

Noninterest income
Service charges on deposit accounts	195,566	201,251	586,999	574,444
Mortgage banking income	33,585	8,155	92,514	195,829
Bank owned life insurance income	89,748	70,479	261,595	179,735
Fair value adjustment on equity security	(13,769)	(17,611)	(15,343)	(62,524)
Gain on sale of SBA loans	-	-	-	158,123
Other fees and commissions	78,096	75,211	243,125	229,326
Total noninterest income	383,226	337,485	1,168,890	1,274,933

Noninterest expense
Salaries	1,916,804	1,987,991	5,643,742	5,656,643
Employee benefits	348,048	418,422	1,483,278	1,367,829
Occupancy	229,135	229,273	645,398	670,938
Furniture and equipment	246,896	203,075	739,547	642,283
Other	1,005,065	945,930	2,677,065	2,815,182
Total noninterest expense	3,745,948	3,784,691	11,189,030	11,152,875

Income before income taxes	1,899,267	2,549,546	6,664,747	7,855,084
Income taxes	467,128	575,236	1,661,640	1,779,239
Net income	$1,432,139	$1,974,310	$5,003,107	$6,075,845

Earnings per share - basic and diluted	$0.46	$0.65	$1.63	$2.00

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Net income	$1,432,139	$1,974,310	$5,003,107	$6,075,845

Other comprehensive loss, net of income taxes:

Securities available for sale
Net unrealized loss arising during the period	(4,197,837)	(5,960,588)	(4,943,835)	(22,423,388)

Total unrealized loss on investment securities available for sale	(4,197,837)	(5,960,588)	(4,943,835)	(22,423,388)

Income tax benefit	1,155,140	1,640,205	1,360,419	6,170,356

Total other comprehensive loss	(3,042,697)	(4,320,383)	(3,583,416)	(16,253,032)

Total comprehensive (loss) income	$(1,610,558)	$(2,346,073)	$1,419,691	$(10,177,187)

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Three and Nine months Ended September 30, 2023 and 2022

(Unaudited)

			Additional		Accumulated other	Total
	Common stock		paid-in	Retained	comprehensive	stockholders'
	Shares	Par value	capital	earnings	income (loss)	equity
Three months ended September 30, 2022
Balance, June 30, 2022	3,053,487	$30,535	$29,197,475	$32,288,555	$(13,327,585)	$48,188,980
Net income	-	-	-	1,974,310	-	1,974,310
Other comprehensive loss	-	-	-	-	(4,320,383)	(4,320,383)
Dividends reinvested	-	-	(135)	136	-	1

Balance, September 30, 2022	3,053,487	$30,535	$29,197,340	$34,263,001	$(17,647,968)	$45,842,908

Nine months ended September 30, 2022
Balance, December 31, 2021	3,037,137	$30,372	$28,857,422	$29,128,600	$(1,394,936)	$56,621,458
Net income	-	-	-	6,075,845	-	6,075,845
Other comprehensive loss	-	-	-	-	(16,253,032)	(16,253,032)
Cash dividends, $0.31 per share	-	-	-	(941,444)	-	(941,444)
Dividends reinvested	16,350	163	339,918	-	-	340,081

Balance, September 30, 2022	3,053,487	$30,535	$29,197,340	$34,263,001	$(17,647,968)	$45,842,908

Three months ended September 30, 2023
Balance, June 30, 2023	3,090,368	$30,904	$29,941,488	$37,508,400	$(17,646,548)	$49,834,244
Net income	-	-	-	1,432,139	-	1,432,139
Other comprehensive loss	-	-	-	-	(3,042,697)	(3,042,697)
Stock-based compensation	2,000	20	38,230	-	-	38,250

Balance, September 30, 2023	3,092,368	$30,924	$29,979,718	$38,940,539	$(20,689,245)	$48,261,936

Nine months ended September 30, 2023
Balance, December 31, 2022	3,071,214	$30,712	$29,549,914	$35,300,166	$(17,105,829)	$47,774,963
Net income	-	-	-	5,003,107	-	5,003,107
Other comprehensive loss	-	-	-	-	(3,583,416)	(3,583,416)
Stock-based compensation	2,000	20	38,230	-	-	38,250
Cash dividends, $0.31 per share	-	-	-	(1,013,499)	-	(1,013,499)
Reclassification due to the adoption of ASU 2016-13	-	-	-	(341,392)	-	(341,392)
Dividends reinvested	19,154	192	391,574	(7,843)	-	383,923

Balance, September 30, 2023	3,092,368	$30,924	$29,979,718	$38,940,539	$(20,689,245)	$48,261,936

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

Nine Months Ended September 30,	2023	2022

Reconciliation of net income to net cash provided by operating activities
Net income	$5,003,107	$6,075,845
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	382,691	354,814
(Recovery of) provision for credit losses	(570,000)	95,000
(Accretion) amortization of right of use asset	(3,920)	4,412
Equity security dividends reinvested	(9,105)	(5,156)
Unrealized loss on equity security	15,343	62,524
Gain on sale of SBA loans	-	(158,123)
Gain on sale of premises and equipment	(9,000)	-
Gain on fair value hedge	(28,133)	-
Stock based compensation	38,250	-
Amortization of debt issuance costs	4,219	4,218
Amortization of premiums and (accretion of discounts), net	(82,391)	(237,876)
Bank owned life insurance cash surrender value	(261,595)	(179,735)
Increase (decrease) in
Deferred loan fees and costs, net	(7,148)	(136,377)
Accrued interest payable	1,141,189	(35,644)
Other liabilities	(702,985)	228,072
Decrease (increase) in
Mortgage loans held for sale	428,355	(243,500)
Accrued interest receivable	(203,002)	8,681
Other assets	(52,244)	(433,594)
Net cash provided by operating activities	5,083,631	5,403,561

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

Nine Months Ended September 30,	2023	2022

Cash flows from investing activities
Proceeds from maturity and call of securities
Available for sale	9,033,423	15,121,772
Held to maturity	373,420	1,398,420
Purchase of securities
Available for sale	(24,888,256)	(17,278,216)
Purchases of certificates of deposit	-	250,000
Loans made to customers, net of principal collected	(8,927,917)	(24,044,676)
Proceeds from sale of loans	-	1,250,154
Redemption (purchase) of stock in FHLB of Atlanta	469,000	(19,600)
Purchase of bank owned life insurance	-	(2,800,000)
Proceeds from sale of premises and equipment	9,000	-
Purchases of premises, equipment and software	(256,735)	(384,873)
Net cash used in investing activities	(24,188,065)	(26,507,019)

Cash flows from financing activities
Net increase (decrease) in
Noninterest-bearing deposits	(13,368,383)	7,094,065
Interest-bearing deposits	34,084,829	5,588,443
Securities sold under repurchase agreements	182,371	8,616
Federal Home Loan Bank of Atlanta advances	-	-
Federal Reserve Bank advances	33,000,000	-
Federal Home Loan Bank of Atlanta advances	(15,000,000)	-
Long-term debt principal payments	(1,416,666)	(1,416,665)
Dividends paid, net of reinvestments	(629,576)	(601,363)
Net cash provided by financing activities	36,852,575	10,673,096

Net (decrease) increase in cash and cash equivalents	17,748,141	(10,430,362)

Cash and cash equivalents at beginning of period	7,263,537	26,462,106
Cash and cash equivalents at end of period	$25,011,678	$16,031,744

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$5,236,743	$1,675,435
Cash paid during the period for income taxes	1,850,848	2,531,122
Supplemental disclosure of non-cash transactions:
Net unrealized loss on securities available for sale	(5,614,156)	(22,423,388)

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods have been made. Such adjustments were normal and recurring in nature. The results of operations for the three- and nine-month periods ended September 30, 2023 do not necessarily reflect the results that may be expected for the fiscal year ending December 31, 2023 or any future interim period. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2022, which are included in Farmers and Merchants Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022 that was filed with the Securities and Exchange Commission (the “SEC”).

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

In March 2020, FASB issued Accounting Standards Update (“ASU”) 2020-04, “Reference Rate Reform (Topic 848)”: Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU Provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effect of) reference rate reform, on financial reporting. The risk of termination of the London Interbank Offered Rate (“LIBOR”), has caused regulators to undertake reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based that are less susceptible to manipulation. ASU 2020-04 is effective between March 12, 2020 and December 31, 2022. As of September 30, 2023, the Company has converted all of its LIBOR loans to an alternative reference rate.

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

2.	Basis of Presentation (continued)

In December 2022, FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848”. ASU 2022-06 extends the period of time preparers can utilize the reference rate reform relief guidance in Accounting Standards Codification (“ASC”) Topic 848. The objective of the guidance in ASC Topic 848 is to provide relief during the temporary transition period, so the FASB included a sunset provision within Topic 848 based on expectations of when the LIBOR would cease being published. In 2021, the UK Financial Conduct Authority delayed the intended cessation date of certain tenors of USD LIBOR to September 30, 2023. To ensure the relief in ASC Topic 848 covers the period of time during which a significant number of modifications may take place, the ASU defers the sunset date of ASC Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in ASC Topic 848. The ASU is effective for all entities upon issuance. As of September 30, 2023, the Company has converted all of its LIBOR loans to an alternative reference rate.

Recently Adopted Accounting Developments

During June 2016, FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”.  The ASU, as amended, requires an entity to measure expected credit losses for financial assets carried at amortized cost based on historical experience, current conditions, and reasonable and supportable forecasts. Among other things, the ASU also amended the impairment model for available for sale securities and addressed purchased financial assets with deterioration.   The Company adopted ASU 2016-13 as of January 1, 2023. The adjustment recorded at adoption to the overall allowance for credit losses, which consisted of adjustments to the allowance for credit losses on loans and held-to-maturity securities, as well as an adjustment to the Company’s reserve for unfunded loan commitments, was $704,410. The adjustment net of tax recorded to stockholders’ equity totaled $341,392.

The Company is utilizing a third-party model to tabulate its estimate of current expected credit losses (“CECL”), using an average charge off or loss rate methodology. In accordance with ASC Topic 326, the Company has segmented its loan portfolio based on similar risk characteristics which included call report categories as well watch list and collateral-dependent. The Company primarily utilizes historical loss rates for the CECL calculation based on Company-specific historical losses and supplemented with peer loss history where applicable.  For its reasonable and supportable forecasting of CECL, the Company analyzes a simple regression using forecasted economic metrics and historical peer loss data. To further adjust the allowance for credit losses for expected losses not already included within the quantitative component of the calculation, the Company may consider the following qualitative adjustment factors: economic conditions; concentrations of credit; interest rates; ability of staff; loan review; trends in loan quality; policy changes; and changes in nature and/or volume of loans. The Company’s CECL implementation process was overseen by the Chief Financial Officer and included an assessment of data availability and gap analysis, data collection, consideration and analysis of multiple loss estimation methodologies, an assessment of relevant qualitative factors and correlation analysis of multiple potential loss drivers and their impact on the Company’s historical loss experience.

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

2.	Basis of Presentation (continued)

In March 2022, FASB issued ASU 2022-02, “Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures.” ASU 2022-02 addresses areas identified by the FASB as part of its post-implementation review of the credit losses standard (ASU 2016-13) that introduced the CECL model. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. The amendments in this ASU were applied prospectively, except for the transition method related to the recognition and measurement of troubled debt restructurings an entity had the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. ASU 2022-02 was effective for the Company on January 1, 2023, and it did not have a material impact on the Company’s consolidated financial statements.

In March 2022, FASB issued ASU 2022-01, “Derivatives and Hedging (Topic 815), Fair Value Hedging - Portfolio Layer Method.” ASU 2022-01 clarifies the guidance in ASC Topic 815 on fair value hedge accounting of interest rate risk for portfolios of financial assets and is intended to better align hedge accounting with an organization’s risk management strategies. In 2017, FASB issued ASU 2017-12 to better align the economic results of risk management activities with hedge accounting. One of the major provisions of that standard was the addition of the last-of-layer hedging method. For a closed portfolio of fixed-rate prepayable financial assets or one or more beneficial interests secured by a portfolio of prepayable financial instruments, such as mortgages or mortgage-backed securities, the last-of-layer method allows an entity to hedge its exposure to fair value changes due to changes in interest rates for a portion of the portfolio that is not expected to be affected by prepayments, defaults, and other events affecting the timing and amount of cash flows. ASU 2022-01 renames that method the portfolio layer method. ASU 2022-01 was effective for the Company on January 1, 2023.

Summary of Significant Accounting Policies

There have been no changes to significant accounting policies since the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 was issued other than described below.

Allowance for Credit Losses. As further discussed below, we adopted ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” on January 1, 2023. ASC Topic 326 replaced the previous “incurred loss” model for measuring credit losses, which encompassed allowances for current known and inherent losses within the portfolio, with an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. The new CECL model requires the measurement of all expected credit losses for financial assets measured at amortized cost and certain off-balance sheet credit exposures based on historical experience, current conditions, and reasonable and supportable forecasts. In connection with the adoption of ASC Topic 326, we revised certain accounting policies and implemented certain accounting policy elections. Results for reporting periods beginning after January 1, 2023 will be presented under ASC Topic 326, while periods prior to January 1, 2023 will be reported in accordance with GAAP applicable for the time period. The revised accounting policies are described below.

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

Allowance For Credit Losses - Available-for-Sale Securities: For available-for-sale securities in an unrealized loss position, we first assess whether (i) we intend to sell the security or (ii) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either case is affirmative, any previously recognized allowances are charged-off and the security's amortized cost is written down to fair value through income. If neither case is affirmative, the security is evaluated to determine whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive (loss) income. Adjustments to the allowance are reported in our income statement as a component of credit loss expense. Management has made the accounting policy election to exclude accrued interest receivable on available-for-sale securities from the estimate of credit losses. Available-for-sale securities are charged-off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible by management or when either of the aforementioned criteria regarding intent or requirement to sell is met. Prior to the adoption of ASU 2016-13, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that were deemed to be other than temporary were reflected in earnings as realized losses. In estimating other-than-temporary impairment losses prior to January 1, 2023, management considered, among other things, (i) the length of time and the extent to which the fair value had been less than cost, (ii) the financial condition and near-term prospects of the issuer and (iii) the intent and our ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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

In calculating the allowance for credit losses, most loans are segmented into pools based upon similar characteristics and risk profiles. Common characteristics and risk profiles include the type/purpose of loan, underlying collateral, and historical/expected credit loss patterns. For modeling purposes, our loan pools include (i) commercial real estate - owner occupied, (ii) commercial real estate - non-owner occupied, (iii) construction/land development, (iv) residential – multifamily, (v) residential – single family (vi) residential – single family home equity, (vii) commercial and industrial (viii) consumer and other. We periodically reassess each pool to ensure that the loans within the pool continue to share similar characteristics and risk profiles and to determine whether further segmentation is necessary.

The average charge-off method calculates an estimate of losses based upon past experience, which is applied prospectively across the life of each loan. This method allows for analysis and calculation on a note-by-note basis due to the CECL model calculating future cash flows at the individual note level based upon note characteristics. A forward balance is calculated from each note’s prior period balance, less monthly principal paydown and prepayment amount.

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

Derivative Financial Instruments: At the inception of a derivative contract, the Company designates the derivative as one of three types based on the Company’s intentions and belief as to likely effectiveness as a hedge. These three types are (i) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), (ii) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), and (iii) an instrument with no hedging designation (“stand-alone derivative”). For a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in current earnings as fair values change. For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income (loss) and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. Changes in the fair value of derivatives not designated or that do not qualify for hedge accounting are reported currently in earnings, as non-interest income.

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

Stock-based Compensation: The Company recognizes in the income statement the grant date fair value of stock awards, restricted stock and restricted stock units. The fair value related to forfeitures of stock awards, restricted stock and restricted stock units are recorded to the income statement as they occur, reducing stock-based compensation expense in that period. The Company classifies stock-based compensation as either an equity award or a liability award. Equity classified awards are valued as of the grant date using either an observable market price or a valuation methodology. Liability classified awards are valued at fair value at each reporting date. For the periods presented, all of the Company's stock awards, restricted stock, and restricted stock units are classified as equity awards.

During the third quarter of 2023, the Company granted stock awards under the Farmers and Merchants Bancshares, Inc. 2023 Equity Compensation Plan (the “Plan).  Each share of common stock subject to such awards is valued at the fair market value of such share (as defined in the Plan”) as of the grant date.

The Company’s stock-based compensation is described more fully in Note 12.

Management believes that the accounting policies adopted by management are consistent with authoritative GAAP and are consistent with those followed by our peers.

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

3.	Investment Securities

Investments in debt securities are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair	Allowance for	Net Carrying
September 30, 2023	cost	gains	losses	value	Credit Losses	Amount

Available for sale

State and municipal	$500,000	$-	$28,965	$471,035	$-	$471,035
SBA pools	839,905	1,520	11,577	829,848	-	829,848
Corporate bonds	10,367,728	-	1,443,028	8,924,700	-	8,924,700
Mortgage-backed securities	153,977,642	-	27,640,005	126,337,637	-	126,337,637
	$165,685,275	$1,520	$29,123,575	$136,563,220	$-	$136,563,220

Held to maturity

State and municipal	$20,226,073	$-	$2,248,646	$17,977,427	$92,045	$20,134,028

	Amortized	Unrealized	Unrealized	Fair
December 31, 2022	cost	gains	losses	value

Available for sale

State and municipal	$570,122	$-	$17,841	$552,281
SBA pools	1,033,606	1,425	15,234	1,019,797
Corporate bonds	10,414,146	-	1,024,250	9,389,896
Mortgage-backed securities	137,896,519	-	22,544,044	115,352,475
	$149,914,393	$1,425	$23,601,369	$126,314,449

Held to maturity

State and municipal	$20,508,997	$4,176	$1,633,378	$18,879,795

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

The following table summarizes Moody's and/or Standard & Poor's bond ratings (Company’s primary credit quality indicator) for our portfolio of held-to-maturity securities issued by states and political subdivisions as of September 30, 2023 at amortized cost:

September 30, 2023
AAA	2,782,091
AA	10,413,097
A	3,804,166
BAA	249,202
Not rated	2,977,517
Total	20,226,073

Historical loss rates associated with securities having similar grades as those in our portfolio have generally not been significant. Furthermore, as of September 30, 2023, there were no past due principal or interest payments associated with these securities and none are on nonaccrual.

The following table details activity in the allowance for credit losses on held-to-maturity securities for the three and nine months ended September 30, 2023:

	Three Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2023

Beginning balance	$50,445	$-
Impact of adopting ASC 326	-	51,990
Credit loss expense	41,600	40,055
Ending balance	$92,045	$92,045

Available for sale securities accrued interest receivable totaled $354,729 and $310,324 and held to maturity securities accrued interest receivable totaled $103,064 and $122,874 as of September 30, 2023 and December 31, 2022, respectively.  Both are grouped in accrued interest receivable on the balance sheet.

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

3.	Investment Securities (continued)

Contractual maturities, shown below, will differ from actual maturities because borrowers and issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
September 30, 2023	cost	value	cost	value

Within one year	$1,509,228	$1,453,715	$-	$-
Over one to five years	8,541,532	7,237,103	893,845	863,621
Over five to ten years	816,968	704,917	5,839,636	5,327,247
Over ten years	-	-	13,492,592	11,786,559
	10,867,728	9,395,735	20,226,073	17,977,427
Mortgage-backed securities and
SBA pools, due in monthly installments	154,817,547	127,167,485	-	-
	$165,685,275	$136,563,220	$20,226,073	$17,977,427

Securities with a carrying value of $49,830,882 and $24,258,980 as of September 30, 2023 and December 31, 2022, respectively, were pledged as collateral for government deposits, securities sold under repurchase agreements, and the Federal Reserve’s Bank Term Funding Program.

During the nine-month periods ended September 30, 2023 and 2022, there were no sales of securities.

The following table sets forth the Company’s gross unrealized losses on a continuous basis for investments in available for sale (“AFS”) debt securities, by category and length of time, at September 30, 2023. At December 31, 2022 held to maturity debt securities are included in addition to AFS.

September 30, 2023	Less than 12 months		12 months or more		Total
Description of investments	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

State and municipal	$239,978	$10,023	$231,057	$18,942	$471,035	$28,965
SBA pools	-	-	700,027	11,577	700,027	11,577
Corporate bonds	336,100	63,900	8,588,600	1,379,128	8,924,700	1,443,028
Mortgage-backed securities	23,495,317	1,155,954	102,842,320	26,484,051	126,337,637	27,640,005
Total	$24,071,395	$1,229,877	$112,362,004	$27,893,698	$136,433,399	$29,123,575

December 31, 2022	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
Description of investments	Fair value	losses	Fair value	losses	Fair value	losses

State and municipal	$13,668,676	$1,057,412	$1,537,715	$593,807	$15,206,391	$1,651,219
SBA pools	-	-	857,259	15,234	857,259	15,234
Corporate bonds	4,184,875	356,746	4,805,021	667,504	8,989,896	1,024,250
Mortgage-backed securities	25,284,430	2,293,151	90,068,045	20,250,893	115,352,475	22,544,044
Total	$43,137,981	$3,707,309	$97,268,040	$21,527,438	$140,406,021	$25,234,747

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

4.	Loans and allowance for credit losses

Major categories of loans are as follows:

	September 30,	December 31,
	2023	2022
Real estate:
Commercial	$367,260,065	$351,794,702
Construction and land development	21,137,478	23,978,373
Residential	112,068,945	114,683,149
Commercial	30,612,786	31,066,497
Consumer	171,426	156,422
	531,250,700	521,679,143
Less: Allowance for credit losses	4,516,402	4,150,198
Deferred origination fees net of costs	601,257	608,405
	$526,133,041	$516,920,540

The following tables present the amortized cost basis of loans on nonaccrual status and loans past 90 days or more still accruing as of September 30, 2023 and December 31, 2022:

	Nonaccrual		Loans Past
	With No		Due 90 Days
	Allowance		or More and
	for Credit Loss	Nonaccrual	Still Accruing
September 30, 2023
Real estate:
Commercial	$-	$502,961	$-
Construction and land development	-	-	-
Residential	-	-	-
Commercial	-	152,449	-
Consumer	-	-	-
	$-	$655,410	$-

December 31, 2022
Real estate:
Commercial	$-	$502,961	$-
Construction and land development	-	-	-
Residential	-	-	-
Commercial	-	152,449	-
Consumer	-	-	-
	$-	$655,410	$-

The Company did not recognize any interest income on nonaccrual loans during the nine months ended September 30, 2023 or during the year ended December 31. 2022.

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

4.	Loans and allowance for credit losses (continued)

At September 30, 2023, the Company had one nonaccrual commercial real estate loan totaling $502,961 and one nonaccrual commercial loan totaling $152,449. The commercial loan was secured by business assets and was personally guaranteed. Gross interest income of $34,110 would have been recorded for the nine months ended September 30, 2023 if these nonaccrual loans had been current and performing in accordance with their original terms. The Company allocated $402,449 of its allowance for credit losses to these nonaccrual loans.

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

An age analysis of past due loans, segregated by type of loan, is as follows:

			90 Days
	30 - 59 Days	60 - 89 Days	or More	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans
September 30, 2023
Real estate:
Commercial	$-	$2,014,587	$502,961	$2,517,548	$364,742,517	$367,260,065
Construction and land development	-	-	-	-	21,137,478	21,137,478
Residential	1,363,125	-	-	1,363,125	110,705,820	112,068,945
Commercial	-	-	152,449	152,449	30,460,337	30,612,786
Consumer	-	-	-	-	171,426	171,426
Total	$1,363,125	$2,014,587	$655,410	$4,033,122	$527,217,578	$531,250,700

December 31, 2022
Real estate:
Commercial	$-	$-	$502,961	$502,961	$351,291,741	$351,794,702
Construction and land development	-	-	-	-	23,978,373	23,978,373
Residential	311,409	-	-	311,409	114,371,740	114,683,149
Commercial	-	-	152,449	152,449	30,914,048	31,066,497
Consumer	-	-	-	-	156,422	156,422
Total	$311,409	$-	$655,410	$966,819	$520,712,324	$521,679,143

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of September 30, 2023:

Real estate:
Commercial	$502,961
Construction and land development	-
Residential	277,083
Commercial	152,449
Consumer	-
$932,493

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

There were no modifications to borrowers experiencing financial distress during the nine months ended September 30, 2023.

Accrued interest receivable on loans totaled $1,508,780 and $1,373,078 at September 30, 2023 and December 31, 2022, respectively, and is included accrued interest receivable on the balance sheet.

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

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

4.	Loans and allowance for credit losses (continued)

Loans by credit grade, segregated by loan type, and year originated as of September 30, 2023 are as follows:

	Term Loans Amortized Cost Basis by Origination

							Revolving
	2023	2022	2021	2020	2019	Prior	Loans	Total
Commercial Real Estate

Pass	$25,578,156	$73,506,121	$55,639,050	$20,700,351	$27,783,136	$151,986,106	$2,592,579	$357,785,499
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	9,474,566	-	9,474,566
Doubtful	-	-	-	-	-	-	-	-
Total	$25,578,156	$73,506,121	$55,639,050	$20,700,351	$27,783,136	$161,460,672	$2,592,579	$367,260,065

Construction and Land Development

Pass	$3,529,997	$6,547,341	$4,666,960	$1,023,473	$310,473	$4,563,609	$495,625	$21,137,478
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$3,529,997	$6,547,341	$4,666,960	$1,023,473	$310,473	$4,563,609	$495,625	$21,137,478

Residential Real Estate

Pass	$8,193,778	$19,215,459	$10,164,483	$7,928,227	$16,384,047	$41,565,486	$6,916,677	$110,368,157
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	1,700,788	-	1,700,788
Doubtful	-	-	-	-	-	-	-	-
Total	$8,193,778	$19,215,459	$10,164,483	$7,928,227	$16,384,047	$43,266,274	$6,916,677	$112,068,945

Commercial

Pass	$6,673,664	$8,391,841	$3,666,005	$1,406,393	$1,033,154	$1,053,104	$8,236,176	$30,460,337
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	152,449	-	-	152,449
Doubtful	-	-	-	-	-	-	-	-
Total	$6,673,664	$8,391,841	$3,666,005	$1,406,393	$1,185,603	$1,053,104	$8,236,176	$30,612,786

Consumer

Pass	$61,054	$40,655	$5,252	$5,169	$9,850	$2	$23,000	$144,982
Special Mention	-	-	-	-	-	-	-	-
Substandard	11,680	-	1,789	-	-	-	-	13,469
Doubtful	-	-	-	-	-	-	12,975	12,975
Total	$72,734	$40,655	$7,041	$5,169	$9,850	$2	$35,975	$171,426

Aggregate total

Pass	$44,036,649	$107,701,417	$74,141,750	$31,063,613	$45,520,660	$199,168,307	$18,264,057	$519,896,453
Special Mention	-	-	-	-	-	-	-	-
Substandard	11,680	-	1,789	-	152,449	11,175,354	-	11,341,272
Doubtful	-	-	-	-	-	-	12,975	12,975
Total	$44,048,329	$107,701,417	$74,143,539	$31,063,613	$45,673,109	$210,343,661	$18,277,032	$531,250,700

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

4.	Loans and allowance for credit losses (continued)

December 31, 2022	Excellent	Above average	Average	Acceptable	Pass watch	Special mention	Substandard	Doubtful	Total

Real estate:
Commercial	$-	$-	$65,908,980	$201,854,424	$70,826,837	$3,558,954	$9,645,507	$-	$351,794,702
Construction and land development	-	-	3,845,351	12,087,402	8,045,620	-	-	-	23,978,373
Residential	15,613	573,108	35,774,807	63,833,864	10,815,681	1,397,282	2,272,794	-	114,683,149
Commercial	178,916	-	4,347,337	16,039,145	9,773,961	574,689	152,449	-	31,066,497
Consumer	722	15,715	93,684	4,439	6,481	-	-	35,381	156,422
	$195,251	$588,823	$109,970,159	$293,819,274	$99,468,580	$5,530,925	$12,070,750	$35,381	$521,679,143

The following table details activity in the allowance for credit losses and loan balances by portfolio as of and for the nine-month periods ended September 30, 2023 and 2022 and for the year ended December 31, 2022. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

							Allowance for credit losses ending balance evaluated for impairment:		Outstanding loan balances evaluated:
September 30, 2023	Beginning balance	Impact of ASC 326 Adoption	Provision for (recovery of) credit losses	Charge offs	Recoveries	Ending balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$2,818,582	$(350,838)	$132,908	$-	$-	$2,600,652	$250,000	$2,350,652	$502,961	$366,757,104
Construction and land development	164,596	280,179	(193,495)	-	11,925	263,205	-	263,205	-	21,137,478
Residential	793,919	538,435	(658,628)	-	381,048	1,054,774	-	1,054,774	277,083	111,791,862
Commercial	337,303	135,200	4,122	-	-	476,625	152,449	324,176	152,449	30,460,337
Consumer	4,706	(4,537)	1,739	-	-	1,908	-	1,908	-	171,426
Unallocated	31,092	(31,092)	119,238	-	-	119,238	-	119,238	-	-
	$4,150,198	$567,347	$(594,116)	$-	$392,973	$4,516,402	$402,449	$4,113,953	$932,493	$530,318,207

						Allowance for loan losses ending balance evaluated for impairment:			Outstanding loan balances evaluated for impairment:
						Purchase Credit			Purchase Credit
September 30, 2022	Beginning balance	Provision for (recovery of) loan losses	Charge offs	Recoveries	Ending balance	Individually	Impaired	Collectively	Individually	Impaired	Collectively

Real estate:
Commercial	$2,482,930	$126,385	$(7,772)	$-	$2,601,543	$129,461	$-	$2,472,082	$7,210,361	$-	$335,409,719
Construction and land development	214,547	(69,938)	-	12,150	156,759	-	-	156,759	-	-	24,416,365
Residential	603,558	67,729	-	-	671,287	-	-	671,287	34,954	375,844	113,024,489
Commercial	255,413	35,949	(2,468)	-	288,894	152,449	-	136,445	152,449	242,382	28,490,571
Consumer	4,370	(383)	-	-	3,987	-	-	3,987	-	-	368,607
Unallocated	89,450	(64,742)	-	-	24,708	-	-	24,708	-	-	-
	$3,650,268	$95,000	$(10,240)	$12,150	$3,747,178	$281,910	$-	$3,465,268	$7,397,764	$618,226	$501,709,751

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

4.	Loans and allowance for credit losses (continued)

						Allowance for loan losses ending			Outstanding loan balances
		Provision for				balance evaluated for impairment:			evaluated for impairment:
	Beginning	(recovery of)	Charge		Ending	Purchase Credit			Purchase Credit
December 31, 2022	balance	loan losses	offs	Recoveries	balance	Individually	Impaired	Collectively	Individually	Impaired	Collectively

Real estate:
Commercial	$2,482,930	$343,424	$(7,772)	$-	$2,818,582	$129,461	$-	$2,689,121	$7,019,415	$-	$344,775,287
Construction and land development	214,547	(66,151)	-	16,200	164,596	-	-	164,596	-	369,622	23,608,751
Residential	603,558	171,391	-	18,970	793,919	-	-	793,919	256,350	209,583	114,217,216
Commercial	255,413	84,358	(2,468)	-	337,303	152,449	-	184,854	152,449	-	30,914,048
Consumer	4,370	336	-	-	4,706	-	-	4,706	-	-	156,422
Unallocated	89,450	(58,358)	-	-	31,092	-	-	31,092	-	-	-
	$3,650,268	$475,000	$(10,240)	$35,170	$4,150,198	$281,910	$-	$3,868,288	$7,428,214	$579,205	$513,671,724

The following table provides activity for the accretable credit discount of purchased loans:

2023

Balance at December 31, 2022	$930,973
Accretion	307,635
Balance at September 30, 2023	$623,338

At September 30, 2023, the remaining yield premium on purchased loans was $588,377. At September 30, 2023, the principal balance of purchased loans was $78,459,282 and the carrying value was $78,424,321.

The following table details activity in the allowance for credit losses on unfunded loan commitments:

2023

Balance at December 31, 2022	$-
Impact of adopting ASC 326	85,073
Credit loss recovery	(15,939)
Balance at September 30, 2023	$69,134

The following table provides a summary of all of the components of the allowance for credit losses:

	Three Months Ended September 30, 2023				Nine Months Ended September 30, 2023
	Held to maturity securities	Loans	Unfunded loan commitments	Total	Held to maturity securities	Loans	Unfunded loan commitments	Total

Beginning balance	$50,445	$4,646,836	$49,300	$4,746,581	$-	$4,150,198	$-	$4,150,198
Impact of adopting ASC 326	-	-	-	-	51,990	567,347	85,073	704,410
Provision (recovery) of credit losses	41,600	(136,434)	19,834	(75,000)	40,055	(594,116)	(15,939)	(570,000)
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	6,000	-	6,000	-	392,973	-	392,973
Ending balance	$92,045	$4,516,402	$69,134	$4,677,581	$92,045	$4,516,402	$69,134	$4,677,581

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

5.	Goodwill and Other Intangibles

The Company’s acquisition of Carroll Bancorp, Inc. in October of 2020 resulted in the recording of goodwill and core deposit intangible (“CDI”). The following table presents the changes in both assets:

	Goodwill	CDI	Total

Balance at December 31, 2022	$6,978,208	$64,544	$7,042,752
Amortization	-	(6,246)	(6,246)
Balance at September 30, 2023	$6,978,208	$58,298	$7,036,506

The CDI is being amortized over 10 years on a straight-line basis. Annual amortization will be $8,328 per year through year nine and $6,246 in year 10. Because the acquisition constituted a tax-free reorganization, goodwill and CDI are not deductible for income tax purposes.

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

The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and was phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reached 2.5% on January 1, 2019). The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and does not have current applicability to the Bank. As of September 30, 2023, the Bank met all capital adequacy requirements under the Basel III Capital Rules on a fully phased‑in basis.

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

The following table presents actual and required capital ratios as of September 30, 2023 and December 31, 2022 for the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of September 30, 2023 and December 31, 2022 based on the phase-in provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. Capital ratios of the Company are substantially the same as the Bank’s.

			Minimum		To Be Well
(Dollars in thousands)	Actual		Capital Adequacy		Capitalized
September 30, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$79,714	12.86%	$65,080	10.50%	$61,981	10.00%
Tier 1 capital (to risk-weighted assets)	75,037	12.11%	52,684	8.50%	49,585	8.00%
Common equity tier 1 (to risk- weighted assets)	75,037	12.11%	43,387	7.00%	40,288	6.50%
Tier 1 leverage (to average assets)	75,037	9.91%	30,295	4.00%	37,869	5.00%

			Minimum		To Be Well
(Dollars in thousands)	Actual		Capital Adequacy		Capitalized
December 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$75,826	12.96%	$61,410	10.50%	$58,486	10.00%
Tier 1 capital (to risk-weighted assets)	71,676	12.26%	49,713	8.50%	46,789	8.00%
Common equity tier 1 (to risk- weighted assets)	71,676	12.26%	40,940	7.00%	38,016	6.50%
Tier 1 leverage (to average assets)	71,676	9.83%	29,167	4.00%	36,459	5.00%

To be categorized as well capitalized, the Bank must maintain ratios as set forth in the table. As of September 30, 2023, the most recent notification from the Federal Deposit Insurance Company (the “FDIC”) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There have been no conditions or events since that notification that management believes have changed the Bank’s category.

The FDIC, through formal or informal agreement, has the authority to require an institution to maintain higher capital ratios than those provided by statute, to be categorized as well capitalized under the regulatory framework for prompt corrective action.

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

7.	Derivative Financial Instruments

The Company utilizes interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and other terms of the individual interest rate swap agreements.

Fair Value Hedges: Interest rate swaps with notional amounts totaling $34.8 million as of September 30, 2023 were designated as fair value last of layer hedges of certain government agency mortgage backed securities. There were no interest rate swaps prior to 2023. The hedges were determined to be effective during all periods presented. The Company expects the hedges to remain effective during the remaining terms of the swaps.

The following table presents the amounts recorded on the balance sheet related to cumulative basis adjustments for fair value hedges as of September 30, 2023:

Line Item in the Balance Sheet in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets September 30, 2023	Cumulative Amount of Fair Value Hedging Adjustment September 30, 2023

Securities available for sale	$46,052,766	$559,259

The Company presents derivative positions gross on the balance sheet. The following table reflects the derivatives recorded on the balance sheet as of September 30, 2023:

September 30, 2023
Fair
Value

Included in other assets:
Derivatives designated as hedges:
Interest rate swaps related to securities available for sale	$714,649

Total included in other assets	$714,649

Included in other liabilities:
Derivatives designated as hedges:
Interest rate swaps related to securities available for sale	$127,257

Total included in other liabilities	$127,257

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

7.	Derivative Financial Instruments (continued)

The effect of fair value hedge accounting on the statement of income for the three and nine months ended September 30, 2023 are as follows:

Location and Amount of Gain or Loss Recognized in Income on
Fair Value Hedging Relationships

Total amounts of income and expense line items presented in the statements of income in which the effects of the fair value hedge is recorded are as follows:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
	Interest	Interest
	Income	Income

The effects of fair value hedging:
Gain on fair value hedging relationships:
Hedged items	$60,846	$28,133
Interest rate contracts designated as hedging instruments	66,921	141,375
Net gain on fair value hedging relationships included in interest income from fedral funds sold and other interest earning assets	$127,767	$169,508

8.	Fair Value

In accordance with ASC Topic 820, “Fair Value Measurements and Disclosure”, the Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

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

●	Fair value hedges: The market value based on independent third party valuation sources that uses observable and traded prices of interest rate swaps from leading banks and brokers.

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

8.	Fair Value (continued)

The following table summarizes financial assets measured at fair value on a recurring and nonrecurring basis as of September 30, 2023 and December 31, 2022, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Carrying Value:
September 30, 2023	Level 1	Level 2	Level 3	Total

Recurring:
Available for sale securities
State and municipal	$-	$471,035	$-	$471,035
SBA pools	-	829,848	-	829,848
Corporate bonds	-	8,924,700	-	8,924,700
Mortgage-backed securities	-	126,337,637	-	126,337,637
	$-	$136,563,220	$-	$136,563,220

Fair value hedge	$-	$587,392	$-	$587,392

Equity security at fair value
Mutual fund	$482,907	$-	$-	$482,907

Nonrecurring:
Other real estate owned, net	$-	$-	$1,242,365	$1,242,365
Collateral-dependent loans, net	$-	$-	$530,044	$530,044

	Carrying Value:
	Level 1	Level 2	Level 3	Total
December 31, 2022

Recurring:
Available for sale securities
State and municipal	$-	$552,281	$-	$552,281
SBA pools	-	1,019,797	-	1,019,797
Corporate Bonds	-	8,989,896	400,000	9,389,896
Mortgage-backed securities	-	115,352,475	-	115,352,475
	$-	$125,914,449	$400,000	$126,314,449

Equity security at fair value
Mutual fund	$489,145	$-	$-	$489,145

Nonrecurring:
Other real estate owned, net	$-	$-	$1,242,365	$1,242,365
Impaired loans, net	-	-	373,500	373,500

The following table provides information describing the unobservable inputs used in level 3 fair value measurements at September 30, 2023 and December 31, 2022:

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

8.	Fair Value (continued)

September 30, 2023:
Assets	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)

Collateral-dependent loans	$530,044	Third party appraisals and in-house real estate valuations of fair value	Marketability/selling costs and current market conditions	0%	to	20%	(10%)

Other real estate owned	$1,242,365	Third party appraisals and in-house real estate valuations of fair value	Marketability/selling	0%	to	10%	(5%)

December 31, 2022:
Assets	Fair Value	Valuation Techniques	Unobservable Input	Average

Collateral-dependent loans	$373,500	Third party appraisals and in-house real estate valuations of fair value	Marketability/selling costs and current market conditions	0%	to	20%	(10%)

Other real estate owned	$1,242,365	Third party appraisals and in-house real estate valuations of fair value	Marketability/selling costs and current market conditions	0%	to	10%	(5%)

Reconciliation of Level 3 Inputs
Corporate
Bonds

December 31, 2022 fair value	$400,000
Transfer to level 2	(400,000)
September 30, 2023 fair value	$-

The transfer to level 2 occurred because a third party market value was available for this bond at September 30, 2023.

The estimated fair value of financial instruments that are reported at amortized cost less allowance for credit losses in the Company’s consolidated balance sheets, segregated by the level of the valuation inputs were as follows:

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

8.	Fair Value (continued)

	September 30, 2023		December 31, 2022
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets
Level 1 inputs
Cash and cash equivalents	$25,011,678	$25,011,678	$7,263,537	$7,263,537
Level 2 inputs
Certificates of deposit in other banks	100,000	100,000	100,000	100,000
Accrued interest receivable	2,018,786	2,018,786	1,815,784	1,815,784
Securities available for sale	136,563,220	136,563,220	126,314,449	126,314,449
Securities held to maturity	17,205,828	15,049,227	17,537,377	15,908,175
Equity security	482,907	482,907	489,145	489,145
Mortgage loans held for sale	-	-	428,355	434,271
Restricted stock, at cost	863,500	863,500	1,332,500	1,332,500
Bank owned life insurance	14,846,937	14,846,937	14,585,342	14,585,342
Fair value hedge	714,649	714,649	-	-
Level 3 inputs
Securities held to maturity	2,928,200	2,928,200	2,971,620	2,971,620
Loans, net	526,133,041	512,295,742	516,920,540	503,144,771

Financial liabilities
Level 1 inputs
Noninterest-bearing deposits	$113,326,966	$113,326,966	$126,695,349	$126,695,349
Securities sold under repurchase agreements	5,357,674	5,357,674	5,175,303	5,175,303
Level 2 inputs
Interest-bearing deposits	530,935,768	528,340,768	496,915,775	492,769,775
Federal Home Loan Bank advances	5,000,000	4,770,000	20,000,000	19,622,000
Federal Reserve Bank advances	33,000,000	32,944,196	-	-
Long-term debt, net	13,683,195	12,659,692	15,095,642	14,241,237
Accrued interest payable	1,491,099	1,491,099	349,910	349,910
Fair value hedge	127,257	127,257	-	-

9.	Earnings per Share

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

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

9.         Earnings per Share (continued)

The following table shows the weighted average number of shares used in computing earnings per share and the effect of weighted average number of shares of dilutive potential common stock. Dilutive potential common stock has no effect on income available to common shareholders.  There were no anti-dilutive shares outstanding at September 30, 2023 or September 30, 2022.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Net income	$1,432,139	$1,974,310	$5,003,107	$6,075,845
Weighted average shares outstanding	3,090,542	3,053,487	3,078,429	3,043,006
Earnings per share - basic and diluted	$0.46	$0.65	$1.63	$2.00

10.         Retirement Plans

The Company has a profit sharing plan qualifying under Section 401(k) of the Internal Revenue Code. All employees age 21 or older with six months of service are eligible for participation in the plan. The Company matches employee contributions up to 4% of total compensation and may make additional discretionary contributions. Employee and employer contributions are 100% vested when made. The Company’s contributions to this plan were $53,700 and $53,057 for the three-month periods ended September 30, 2023 and 2022, respectively, and $197,150 and $192,223 for the nine-month periods ended September 30, 2023 and 2022, respectively.

The Company has entered into agreements with 12 employees to provide certain life insurance benefits payable in connection with policies of life insurance on those employees that are owned by the Company. Each of the agreements provides for the amount of death insurance benefits to be paid to beneficiaries of the insured. For this plan, the Company expensed $1,834 and $1,702 for the three-month periods ended September 30, 2023 and 2022, respectively, and $5,503 and $5,107 for the nine-month periods ended September 30, 2023 and 2022, respectively.

The Company adopted supplemental executive retirement plans for four of its executives. The plans provide cash compensation to the executive officers under certain circumstances, including a separation of service. The benefits vest over the period from adoption to a specified age for each executive. One of the executives who was fully vested retired on December 31, 2022 and began receiving payments in 2023. The Company recorded expenses related to these plans, including interest, of $46,250 for the three-month period ended September 30, 2022, and $107,200 and $136,250 for the nine-month periods ended September 30, 2023 and 2022, respectively. The Company recorded a credit, due to a change in the discount rate, related to these plans, including interest, of $44,800 for the three-month period ended September 30, 2023.

Retirement plan expenses are included in employee benefits on the consolidated statements of income.

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

11.         Borrowed Funds

Borrowed funds consist of securities sold under repurchase agreements, which represent overnight or term borrowings from customers, advances from the Federal Home Loan Bank of Atlanta (“FHLB”), advances from the Federal Reserve Bank of Richmond (“FRB”), term borrowings from a commercial bank, and overnight borrowings from commercial banks.

Additional information is as follows:

		September 30,	December 31,
		2023	2022
Amount oustanding at period-end:
Securities sold under repurchase agreements		$5,357,674	$5,175,303
Federal Home Loan Bank advances		5,000,000	20,000,000
Federal Home Loan Bank advances mature in:	2023	-	15,000,000
	2025	5,000,000	5,000,000
Federal Reserve Bank advances mature in:	2024	33,000,000	-
Long-term debt (net of issuance costs)		13,683,195	15,095,642
Weighted average rate paid at period-end:
Securites sold under repurchase agreements		1.25%	0.30%
Federal Home Loan Bank advances		1.01%	1.55%
Federal Reserve Bank advances		5.43%	0.00%
Long-term debt		4.10%	4.10%

The Bank is approved to borrow 75% of eligible pledged single-family residential loans and 50% of eligible pledged commercial loans as well as investment securities, or approximately $66.0 million under a secured line of credit with the FHLB. The Bank also has two facilities with the Reserve Bank. Under the first facility, which has been in place for over 10 years and is collateralized by loans, the Bank can borrow approximately $25.6 million. The second facility is the Bank Term Funding Program (“BTFP”) that the Reserve Bank created in 2023. The BTFP facility allows securities to be pledged at par, provides fixed rates for up to one-year terms, and allows prepayments in whole or in part at any time. Finally, the Bank has $23,500,000 ($14,500,000 unsecured and $9,000,000 secured) of overnight federal funds lines of credit available from commercial banks.

FHLB advances of $5,000,000 and $20,000,000 were outstanding as of September 30, 2023 and December 31, 2022, respectively. BTFP advances of $33,000,000 and $0 were outstanding as of September 30, 2023 and December 31, 2022, respectively. The Company borrowed $17,000,000 to facilitate the acquisition of Carroll Bancorp, Inc. in 2020. There were no borrowings from the Reserve Bank other than the BTFP advances noted above or our commercial bank lenders at September 30, 2023 and December 31, 2022.

12.         Stock-Based Compensation

On August 22, 2023, the Board of Directors approved the Farmers and Merchants Bancshares, Inc. 2023 Equity Compensation Plan (the “Equity Plan”). Under the Equity Plan, up to 30,000 shares can be awarded to directors, officers and employees in the form of shares of stock, restricted shares of stock, and restricted stock units. During the three months ended September 30, 2023, 2,000 fully vested shares were awarded to one officer.

The compensation cost charged to income in respect of awards granted under the Plan was $38,250 for the three- and nine-month periods ended September 30, 2023.

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

Management does not believe that any material changes in our critical accounting policies have occurred since December 31, 2022 other than the adoption of Accounting Standards Codification 326 as described in Note 2 of the Notes to the Consolidated Financial Statements presented elsewhere in this report.

Financial Condition

Total assets increased by $38,427,095, or 5.4%, to $756,637,767 at September 30, 2023 from $718,210,672 at December 31, 2022. The increase in total assets was due primarily to an increase of $9,212,501 in loans, an increase of $17,748,141 in cash and cash equivalents and an increase of $9,873,802 in debt securities.

Total liabilities increased $37,940,122, or 5.7%, to $708,375,831 at September 30, 2023 from $670,435,709 at December 31, 2022. The increase was due primarily to a $20,651,610 increase in deposits and a $33,000,000 increase in advances from the Federal Reserve Bank of Richmond (the “Reserve Bank”), offset by a $15,000,000 decrease in advances from the Federal Home Loan Bank (“FHLB”) and a $1,412,447 decrease in long-term debt.

Stockholders’ equity increased by $486,973 to $48,261,936 at September 30, 2023 from $47,774,963 at December 31, 2022. The increase was due to net income of $5,003,107 and an increase of $38,250 for stock-based compensation paid to an executive officer, offset by dividends paid, net of reinvestments, of $629,576, an increase of $3,583,416 in accumulated other comprehensive loss and a $341,392 adjustment for the adoption of the Financial Accounting Standards Board’s Accounting Standard Update 2016-13.

Loans

Major categories of loans at September 30, 2023 and December 31, 2022 were as follows:

	September 30,		December 31,
	2023		2022

Real estate:
Commercial	$367,260,065	69%	$351,794,702	67%
Construction/Land development	21,137,478	4%	23,978,373	5%
Residential	112,068,945	21%	114,683,149	22%
Commercial	30,612,786	6%	31,066,497	6%
Consumer	171,426	0%	156,422	0%
	531,250,700	100%	521,679,143	100%
Less: Allowance for credit losses on loans	4,516,402		4,150,198
Deferred origination fees net of costs	601,257		608,405
	$526,133,041		$516,920,540

Loans increased by $9,212,501, or 1.8%, to $526,133,041 at September 30, 2023 from $516,920,540 at December 31, 2022. The increase was due primarily to an increase of $15,465,363 in commercial real estate loans, offset by decreases of $2,614,204 in residential loans, 2,840,895 in construction/land development loans and $453,711 in commercial loans. The allowance for credit losses on loans increased by $366,204 to $4,516,402 at September 30, 2023 from $4,150,198 at December 31, 2022.

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

Recoveries of credit losses of $75,000 and $570,000 were recorded for the three- and nine-month periods ended September 30, 2023, respectively. A provision for credit losses of $95,000 was recorded for each of the three- and nine-month periods ended September 30, 2022.

During the nine-month periods ended September 30, 2023 and 2022, the Company had recoveries from loans written off in prior periods totaling $392,973 and $12,150, respectively, and charge-offs of $0 and $10,240, respectively.

Watch list loans include loans classified as Special Mention, Substandard, and Doubtful. As of September 30, 2023, the Company had $10,407,132 of loans on a watch list, other than collateral-dependent loans, for which the borrowers have the potential for experiencing financial difficulties. As of December 31, 2022, the Company had $9,926,932 of such loans. Watch List loans are subject to ongoing management attention and their classifications are reviewed regularly.

Management believes that the $4.5 million reserve at September 30, 2023 and the $570,000 recovery for the nine-month period ended September 30, 2023 are appropriate to adequately cover the expected losses in the loan portfolio. The recovery of credit losses was due primarily to a recovery of $381,000 from loans charged off over 10 years ago which also resulted in lower historical losses and a decrease in the required reserve for loans. The reserve was increased by $0.4 million from December 31, 2022 due primarily to the current expected credit loss (“CECL”) adjustment effective January 1, 2023. The Company’s loan portfolio grew by $9.2 million during the first nine months of 2023. The allowance for credit losses on loans was 0.85% of the loan portfolio at September 30, 2023 compared to 0.80% at December 31, 2022.

Investment Securities

Investments in debt securities decreased by $9,873,802, or 6.7%, to $156,697,248 at September 30, 2023 from $146,823,446 at December 31, 2022. At September 30, 2023 and December 31, 2022, the Company had classified 87% and 86% of the investment portfolio as available for sale, respectively. The balance of the portfolio was classified as held to maturity.

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

Other Real Estate Owned

Other real estate owned (“OREO”) at September 30, 2023 and December 31, 2022 included two properties with an aggregate carrying value of $1,242,365. The first property is an apartment building in Baltimore, Maryland with a carrying value of $1,242,365 that was acquired in the Merger. The property is under a sales contract with a projected closing in the fourth quarter of 2023. The other property is land in Cecil County, Maryland with a carrying value of $0 that was acquired through foreclosure in 2007. The latter property consists of 10.43 acres and is currently under contract for a gross sales price of $295,000 with closing expected in the fourth quarter of 2023. Due to the length of time the property has been held, Maryland banking law required a write-down of the value to $0 in 2019.

Deposits

Total deposits increased by $20,651,610, or 3.3%, to $644,262,734 at September 30, 2023 from $623,611,124 at December 31, 2022. The increase in deposits was due to a $72,235,846 increase in time deposits, offset by a $13,368,383 decrease in noninterest-bearing accounts, a $36,422,272 decrease in savings and money market accounts and a $1,793,581 decrease in interest bearing checking accounts.

The following table shows the average balances and average costs of deposits for the nine-month periods ended September 30, 2023 and 2022:

	September 30, 2023		September 30, 2022
	Average		Average
	Balance	Cost	Balance	Cost

Noninterest bearing demand deposits	$121,234,643	0.00%	$128,933,942	0.00%
Interest bearing demand deposits	131,411,988	0.45%	132,951,644	0.15%
Savings and money market deposits	174,321,420	0.36%	197,244,419	0.12%
Time deposits	204,486,844	2.67%	171,266,359	0.50%
	$631,454,895	1.06%	$630,396,364	0.21%

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

The Bank is approved to borrow 75% of eligible pledged single-family residential loans and 50% of eligible pledged commercial loans as well as investment securities, or approximately $66.0 million under a secured line of credit with the FHLB. The Bank also has two facilities with the Reserve Bank. Under the first facility, which has been in place for over 10 years and is collateralized by loans, the Bank can borrow approximately $25.6 million. The second facility is the Bank Term Funding Program (“BTFP”) that the Reserve Bank created in 2023. The BTFP facility allows securities to be pledged at par, provides fixed rates for up to one-year terms, and allows prepayments in whole or in part at any time. Finally, the Bank has $23,500,000 ($14,500,000 unsecured and $9,000,000 secured) of overnight federal funds lines of credit available from commercial banks.

FHLB advances of $5,000,000 and $20,000,000 were outstanding as of September 30, 2023 and December 31, 2022, respectively. BTFP advances of $33,000,000 and $0 were outstanding as of September 30, 2023 and December 31, 2022, respectively. The Company borrowed $17,000,000 to facilitate the Merger in 2020 as more fully described below. There were no borrowings from the Reserve Bank other than the BTFP advances noted above or our commercial bank lenders at September 30, 2023 and December 31, 2022. Management believes that we have adequate liquidity sources to meet all anticipated liquidity needs over the next 12 months. Management knows of no trend or event which is likely to have a material impact on our ability to maintain liquidity at satisfactory levels. Uninsured deposits were approximately $155,833,000 or 24% of total deposits at September 30, 2023.

Borrowings and Other Contractual Obligations

The Company’s contractual obligations consist primarily of borrowings and operating leases for various facilities.

On September 30, 2020, the Company borrowed $17,000,000 from First Horizon Bank (“FHN”) for the purpose of funding a portion of the consideration that was payable to the stockholders of Carroll in the Merger. Net of issuance costs, the amount of the net long-term debt was $13,683,195 and $15,095,642 as of September 30, 2023 and December 31, 2022, respectively. The loan matures on September 30, 2025. The interest rate on the loan is fixed at 4.10%. Quarterly interest-only payments were made through October 1, 2021. During the remaining term of the loan, the Company is required to make quarterly interest and principal payments of approximately $615,000, which will be based on a nine-year straight-line amortization schedule. The remaining balance of approximately $9,916,667 will be due at maturity. To secure its obligations under this loan, the Company pledged all of its shares of common stock of the Bank to FHN.

Securities sold under agreements to repurchase represent overnight borrowings from customers. Securities owned by the Company which are used as collateral for these borrowings are primarily U.S. government agency securities.

Specific information about the Company’s borrowings and contractual obligations is set forth in the following table:

		September 30,	December 31,
		2023	2022
Amount oustanding at period-end:
Securities sold under repurchase agreements		$5,357,674	$5,175,303
Federal Home Loan Bank advances		5,000,000	20,000,000
Federal Home Loan Bank advances mature in:	2023	-	15,000,000
	2025	5,000,000	5,000,000
Federal Reserve Bank advances mature in:	2024	33,000,000	-
Long-term debt (net of issuance costs)		13,683,195	15,095,642
Weighted average rate paid at period-end:
Securites sold under repurchase agreements		1.25%	0.30%
Federal Home Loan Bank advances		1.01%	1.55%
Federal Reserve Bank advances		5.43%	0.00%
Long-term debt		4.10%	4.10%

The advances from the Reserve Bank and the FHLB and the long-term debt outstanding at September 30, 2023 will require the following principal payments:

Year ending December 31, 2023	$472,222
Year ending December 31, 2024	34,888,889
Year ending December 31, 2025	16,333,334

Off-Balance Sheet Arrangements

In the normal course of business, the Bank makes commitments to extend credit and issues standby letters of credit. Outstanding loan commitments, unused lines of credit, and letters of credit as of September 30, 2023 and December 31, 2022 are as follows:

	September 30,	December 31,
	2023	2022

Loan commitments
Construction and land development	$5,200,337	$911,500
Commercial	6,251,001	398,046
Commercial real estate	8,700,000	9,264,000
Residential	2,652,500	3,402,371
	$22,803,838	$13,975,917

Unused lines of credit
Home-equity lines	$11,529,212	$12,086,758
Commercial lines	32,006,235	25,464,025
	$43,535,447	$37,550,783

Letters of credit	$1,208,609	$1,403,956

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

RESULTS OF OPERATIONS

Comparison of Operating Results for the Nine Months Ended September 30, 2023 and 2022

General

Net income for the nine months ended September 30, 2023 was $5,003,107, compared to $6,075,845 for the same period of 2022. The decrease of $1,072,738, or 17.7%, was due primarily to a $1,713,139 decrease in net interest income, a $106,043 decrease in noninterest income and a $36,155 increase in noninterest expense, offset by a $665,000 decrease in the provision for credit losses.

Net Interest Income

Net interest income was $16,114,887 for the nine months ended September 30, 2023, compared to $17,828,026 for the same period of 2022. The net yield on interest earning assets decreased to 3.04% for the nine months ended September 30, 2023 from 3.51% for the same period last year. Higher interest expense on deposits and borrowings was the driving factor in the lower net interest income. The Federal Reserve rate increases caused the cost of deposits and borrowings to increase significantly.

Total interest income for the nine months ended September 30, 2023 was $22,438,448, compared to $19,350,937 for the same period of 2022, an increase of $3,087,511, or 16.0%.

Total interest income on loans for the nine months ended September 30, 2023 increased by $2,362,683 when compared to the same period of 2022 due to a $36.9 million higher average loan balance for the nine months ended September 30, 2023 when compared to the same period of 2022 and a higher loan yield of 4.79% for the nine months ended September 30, 2023 versus 4.51% for the same period of 2022. Investment income for the nine months ended September 30, 2023 increased by $344,770, or 13.2%, when compared to the same period of 2022 due to an increase in the fully-taxable equivalent yield to 2.36% for the nine months ended September 30, 2023, compared to 2.07% for the same period of 2022, offset by a $2.5 million lower average investment balance. The fully-taxable equivalent yield on total interest-earning assets increased 41 basis points to 4.22% for the nine months ended September 30, 2023 from 3.81% for the same period of 2022. The average balance of total interest-earning assets increased by $30.6 million to $713.2 million for the nine months ended September 30, 2023, compared to $682.6 million for the same period of 2022.

Total interest expense for the nine months ended September 30, 2023 was $6,323,561, compared to $1,522,911 for the same period of 2022, an increase of $4,800,650, or 315.2%. The increase was due to a $28.2 million increase in the average balance of interest-bearing liabilities to $554.6 million for the nine months ended September 30, 2023, compared to $526.4 million in the same period of 2022, and a higher overall cost of funds on interest bearing deposits and borrowings of 1.52% for the nine months ended September 30, 2023, compared to 0.39% for the same period of 2022. Cost of funds for time deposits increased to 2.67% for the nine months ended September 30, 2023 from 0.50% for the same period of 2022. FHLB, Reserve Bank and other borrowings cost of funds increased to 4.39% for the nine months ended September 30, 2023 from 1.01% for the same period of 2022.

Average noninterest-earning assets decreased by $12.2 million to $18.2 million for the nine months ended September 30, 2023, compared to $30.5 million in the same period of 2022. Average noninterest-bearing deposits decreased by $7.7 million to $121.2 million during the nine months ended September 30, 2023, compared to $128.9 million in the same period of 2022. The average balance in stockholders’ equity decreased by $2.6 million for the nine months ended September 30, 2023 when compared with the same period of 2022.

The following table sets forth information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities for the nine-month periods ended September 30, 2023 and 2022. Average balances are also provided for noninterest-earning assets and noninterest-bearing liabilities.

	Nine Months Ended			Nine Months Ended
	September 30, 2023			Septembr 30, 2022
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
Assets:
Loans	$529,127,695	$19,023,308	4.79%	$492,180,338	$16,660,625	4.51%
Securities, taxable	154,673,211	2,532,396	2.18%	156,586,314	2,173,853	1.85%
Securities, tax exempt	18,278,667	528,212	3.85%	18,890,763	556,009	3.92%
Federal funds sold and other interest-earning assets	11,145,233	488,811	5.85%	14,934,097	95,357	0.85%
Total interest-earning assets	713,224,806	22,572,727	4.22%	682,591,512	19,485,844	3.81%
Noninterest-earning assets	18,221,115			30,461,709
Total assets	$731,445,921			$713,053,221

Liabilities and Stockholders’ Equity:
NOW, savings, and money market	$305,733,408	916,917	0.40%	$330,196,063	332,810	0.13%
Certificates of deposit	204,486,844	4,093,707	2.67%	171,266,359	638,510	0.50%
Securities sold under repurchase agreements	4,307,417	23,949	0.74%	3,813,719	8,558	0.30%
Long-term debt	14,440,578	444,953	4.11%	16,162,515	505,268	4.17%
FRB advances and other borrowings	9,622,710	391,763	5.43%	-	-
FHLB advances	16,018,315	452,272	3.76%	5,000,000	37,765	1.01%
Total interest-bearing liabilities	554,609,272	6,323,561	1.52%	526,438,656	1,522,911	0.39%

Noninterest-bearing deposits	121,234,643			128,933,242
Noninterest-bearing liabilities	6,008,674			5,525,793
Total liabilities	681,852,589			660,897,691
Stockholders' equity	49,593,332			52,155,530
Total liabilities and stockholders' equity	$731,445,921			$713,053,221

Net interest income		$16,249,166			$17,962,933

Interest rate spread			2.70%			3.42%

Net yield on interest-earning assets			3.04%			3.51%

Ratio of average interest-earning assets to Average interest-bearing liabilities			128.60%			129.66%

(1) - Interest on tax-exempt securities and other tax-exempt investments are reported on a fully taxable equivalent basis.  The federal, state and combined tax rates used were 21.00%, 8.25% and 27.5175% respectively.

Noninterest Income

Noninterest income for the nine months ended September 30, 2023 was $1,168,890, compared to $1,274,933 for the same period of 2022, a decrease of $106,043, or 8.3%. The decrease was primarily a result of a $158,123 decrease in the gain on the sale of SBA loans and a $103,315 decrease in mortgage banking income as a result of residential refinance activity declining due to rising interest rates, offset by an increase of $81,860 in bank owned life insurance income and a $47,181 increase in the fair value adjustment on equity securities.

Noninterest Expense

Noninterest expense for the nine months ended September 30, 2023 totaled $11,189,030, compared to $11,152,875 for the same period of 2022, an increase of $36,155, or 0.3%. The increase was due primarily to increases in salaries and benefits of $102,548, offset by a decrease in other expenses of $138,117. Salaries and benefits increased due to normal and usual annual salary increases that are effective January 1 as well as an increase in the overall headcount. The other expense decrease was due to a $198,609 decrease in professional fees as a result of recruitment fees paid to fill several positions in 2022, offset by a $117,214 increase in FDIC assessments due to an increase in the minimum assessment rate.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2023 was $1,661,640, compared to $1,779,239 for the same period of 2022. The effective tax rate was 24.9% for the nine months ended September 30, 2023, compared to 22.7% for the same period of 2022. The increase in the effective tax rate is due to lower tax exempt revenue in 2023 versus 2022 as a result of the non-renewal of the captive insurance policy.

Comparison of Operating Results for the Three Months Ended September 30, 2023 and 2022

General

Net income for the three months ended September 30, 2023 was $1,432,139, compared to $1,974,310 for the same period of 2022. The decrease of $542,171, or 27.5%, was primarily due to a $904,763 decrease in net interest income, offset by a $45,741 increase in noninterest income, a $38,743 decrease in noninterest expense and a $170,000 decrease in the provision for credit losses.

Net Interest Income

Net interest income was $5,186,989 for the three months ended September 30, 2023, compared to $6,091,752 for the same period of 2022. The net yield on interest earning assets decreased to 2.88% for the three months ended September 30, 2023 from 3.60% for the same period last year. Higher interest expense on deposits and borrowings was the driving factor in the lower net interest income. The Federal Reserve rate increases caused the cost of deposits and borrowings to increase significantly.

Total interest income for the three months ended September 30, 2023 was $8,001,697, compared to $6,586,065 for the same period of 2022, an increase of $1.4 million, or 21.5%.

Total interest income on loans for the three months ended September 30, 2023 increased by $1,002,126 when compared to the same period of 2022 due to a $30.5 million higher average loan balance for the three months ended September 30, 2023 when compared to the same period of 2022 and a higher loan yield of 4.98% for the three months ended September 30, 2023 versus 4.48% for the same period of 2022. Investment income for the three months ended September 30, 2023 increased by $204,496, or 21.2%, when compared to the same period of 2022 due to an increase in the fully-taxable equivalent yield to 2.57% for the three months ended September 30, 2023, compared to 2.19% for the same period of 2022, and a $5.9 million higher average investment balance. The fully-taxable equivalent yield on total interest-earning assets increased 53 basis points to 4.42% for the three months ended September 30, 2023 from 3.89% for the same period of 2022. The average balance of total interest-earning assets increased by $45.4 million to $727.9 million for the three months ended September 30, 2023, compared to $682.5 million for the same period of 2022.

Total interest expense for the three months ended September 30, 2023 was $2,814,708, compared to $494,313 for the same period of 2022, an increase of $2,320,395, or 469.4%. The increase was due to a $43.1 million increase in the average balance of interest-bearing liabilities to $571.7 million for the three months ended September 30, 2023, compared to $528.6 million in the same period of 2022, and a higher overall cost of funds on interest bearing deposits and borrowings of 1.97% for the three months ended September 30, 2023, compared to 0.37% for the same period of 2022. Cost of funds for time deposits increased to 3.28% for the three months ended September 30, 2023 from 0.47% for the same period of 2022. FHLB, Reserve Bank and other borrowings cost of funds increased to 4.86% for the three months ended September 30, 2023 from 1.02% for the same period of 2022.

Average noninterest-earning assets decreased by $14.6 million to $17.8 million for the three months ended September 30, 2023, compared to $32.4 million in the same period of 2022. Average noninterest-bearing deposits decreased by $12.9 million to $118.0 million during the three months ended September 30, 2023, compared to $130.9 million in the same period of 2022. The average balance in stockholders’ equity decreased by $207,637 for the three months ended September 30, 2023 when compared with the same period of 2022.

The following table sets forth information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities for the three-month periods ended September 30, 2023 and 2022. Average balances are also provided for noninterest-earning assets and noninterest-bearing liabilities.

	Three Months Ended			Three Months Ended
	September 30, 2023			September 30, 2022
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
Assets:
Loans	$530,623,169	$6,609,039	4.98%	$500,169,548	$5,606,913	4.48%
Securities, taxable	163,646,118	997,784	2.44%	157,672,542	784,738	1.99%
Securities, tax exempt	18,355,423	172,714	3.76%	18,438,547	181,264	3.93%
Federal funds sold and other interest-earning assets	15,323,743	270,109	7.05%	6,246,364	59,008	3.78%
Total interest-earning assets	727,948,453	8,049,646	4.42%	682,527,001	6,631,923	3.89%
Noninterest-earning assets	17,813,892			32,366,316
Total assets	$745,762,345			$714,893,317

Liabilities and Stockholders’ Equity:
NOW, savings, and money market	$294,227,739	389,251	0.53%	$337,682,240	119,062	0.14%
Certificates of deposit	225,433,241	1,850,557	3.28%	166,446,902	194,494	0.47%
Securities sold under repurchase agreements	3,841,994	12,110	1.26%	3,800,797	2,874	0.30%
Long-term debt	13,800,547	145,001	4.20%	15,683,811	165,156	4.21%
FRB advances and other borrowings	27,532,609	378,500	5.50%	-	-	-
FHLB advances	6,847,826	39,289	2.29%	5,000,000	12,727	1.02%
Total interest-bearing liabilities	571,683,956	2,814,708	1.97%	528,613,750	494,313	0.37%

Noninterest-bearing deposits	117,985,523			130,880,729
Noninterest-bearing liabilities	6,466,054			5,564,389
Total liabilities	696,135,533			665,058,868
Stockholders' equity	49,626,812			49,834,449
Total liabilities and stockholders' equity	$745,762,345			$714,893,317

Net interest income		$5,234,938			$6,137,610

Interest rate spread			2.45%			3.52%

Net yield on interest-earning assets			2.88%			3.60%

Ratio of average interest-earning assets to Average interest-bearing liabilities			127.33%			129.12%

(1) - Interest on tax-exempt securities and other tax-exempt investments are reported on a fully taxable equivalent basis.  The federal, state and combined tax rates used were 21.00%, 8.25% and 27.5175% respectively.

Noninterest Income

Noninterest income for the three months ended September 30, 2023 was $383,226, compared to $337,485 for the same period of 2022, an increase of $45,741, or 13.6%. The increase resulted primarily from a $25,430 increase in mortgage banking income, an increase of $19,270 in bank owned life insurance income and a $3,842 increase in the fair value adjustment on equity securities.

Noninterest Expense

Noninterest expense for the three months ended September 30, 2023 totaled $3,745,948, compared to $3,784,691 for the same period of 2022, a decrease of $38,743, or 1.0%. The decrease was due primarily to decreases in salaries and benefits of $141,561, offset by an increase in other expenses of $59,135. Salaries and benefits decreased due to a decrease in the overall headcount. The other expense increase was due to a $26,361 increase in the FDIC assessment due to an increase in the minimum assessment rate.

Income Tax Expense

Income tax expense for the three months ended September 30, 2023 was $467,128, compared to $575,236 for the same period of 2022. The effective tax rate was 24.6% for the three months ended September 30, 2023, compared to 22.6% for the same period of 2022. The increase in the effective tax rate is due to lower tax exempt revenue in 2023 versus 2022 as a result of the non-renewal of the captive insurance policy.

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

An evaluation of the effectiveness of these disclosure controls as of September 30, 2023 was carried out under the supervision and with the participation of management, including the PEO and the PFO. Based on that evaluation, management, including the PEO and the PFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the quarter ended September 30, 2023, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1.         Legal Proceedings

None.

Item 1A.          Risk Factors

The risks and uncertainties to which our financial condition and operations are subject are discussed in detail in Item 1A of Part I of the Form 10-K. Management does not believe that any material changes in our risk factors have occurred since they were last disclosed.

Item 2.         Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3.         Defaults upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

Not Applicable.

Item 5.         Other Information

None.

Item 6.         Exhibits

The exhibits filed or furnished with this quarterly report are listed in the following Exhibit Index:

Exhibit	Description

10.1	Farmers and Merchants Bancshares, Inc. 2023 Equity Compensation Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, File No. 333-274152)

31.1	Certifications of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certifications of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

32	Certification of the Principal Executive Officer and the Principal Financial Office pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T (filed herewith)

104

The cover page of Farmers and Merchants Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in Inline XBRL, included within the Exhibit 101 attachments (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS AND MERCHANTS BANCSHARES, INC.

Date: November 14, 2023	/s/ Gary A. Harris
Gary A. Harris
Chief Executive Officer (Principal Executive Officer)

Date November 14, 2023	/s/ Mark C. Krebs
Mark C. Krebs Treasurer and Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)