Form 10-K
period 2023-12-31
Farmers & Merchants Bancshares, Inc.
filed 2024-03-11
CIK 1698022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $61,031,807.

The number of shares of the registrant’s common stock outstanding as of February 28, 2024: 3,116,966

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

At December 31, 2023, our consolidated assets totaled approximately $800 million and stockholders’ equity was approximately $52.2 million.

Banking Activities

The Bank has been doing business in Maryland since 1919 and is engaged in both the commercial and consumer banking business. At December 31, 2023, the Bank had approximately 19,475 deposit accounts, representing $681 million in deposits. At December 31, 2023, the Bank had $523 million in loans, representing 65% of its total assets of $800 million.

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

Investment Activities

The Bank maintains a portfolio of investment securities to provide liquidity and income. The current portfolio of $183 million represented approximately 24% of the total assets at December 31, 2023 and is invested primarily in mortgage-backed securities and municipal bonds.

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

Insurance Activities

As noted above, the Insurance Subsidiary is one protected cell of a protected cell captive insurance company. Since its formation and until November 7, 2022, the Insurance Subsidiary has reinsured certain risks of the Bank as well as other groups of related entities that are not affiliated with the Bank for which it receives premiums. The insurance policies that are the subject of this reinsurance obligation are issued each year. Once the claim deadline passes for a particular policy year, the premium earned by the Insurance Subsidiary may be retained as earnings (subject to any regulatory capital and surplus requirements imposed by applicable law). As the sole owner of the Insurance Subsidiary, the Company may choose to terminate the Insurance Subsidiary’s participation in this reinsurance arrangement with respect to a future year at any time. The Company chose to not renew the most recent policy when it expired on November 6, 2022. The Insurance Subsidiary is still active, however, as it is in the process of paying claims for events that occurred prior to November 7, 2022.

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

The Bank is also subject to a variety of other laws and regulations with respect to the operation of its business, including, but not limited to, the Truth in Lending Act, the Truth in Savings Act, the Equal Credit Opportunity Act, the Electronic Funds Transfer Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Fair Debt Collection Practices Act, the Fair Credit Reporting Act (the “FCRA”), Expedited Funds Availability (Regulation CC), Reserve Requirements (Regulation D), Privacy of Consumer Information (Regulation P), Margin Stock Loans (Regulation U), the Right To Financial Privacy Act, the Flood Disaster Protection Act, the Homeowners Protection Act, the Servicemembers Civil Relief Act, the Real Estate Settlement Procedures Act, the Telephone Consumer Protection Act, the CAN-SPAM Act, the Children’s Online Privacy Protection Act, and the John Warner National Defense Authorization Act.

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

As of December 31, 2023, we were in compliance with the applicable requirements of the Basel III rules.

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

On April 6, 2020, in a joint statement, the FDIC, Federal Reserve and the Office of Comptroller of the Currency issued two interim final rules regarding temporary changes to the CBLR framework to implement provisions of the CARES Act. Under the interim final rules, the community bank leverage ratio was reduced to 8% beginning in the second quarter and for the remainder of calendar year 2020, 8.5% for calendar year 2021, and 9% thereafter. In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio of greater than 8%, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations and will not be required to report or calculate risk-based capital. The Company has not opted-in to the CBLR framework.

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

As of December 31, 2023, the Bank was “well capitalized” based on the aforementioned ratios.

Liquidity Requirements

We require cash to fund loans, satisfy our obligations under the Bank’s letters of credit, meet the deposit withdrawal demands of the Bank’s customers, and satisfy our other monetary obligations. To the extent that deposits are not adequate to fund these requirements, we can rely on the funding sources identified in Item 2 of this Annual Report under the heading, “Liquidity Management”. As of December 31, 2023, the Bank had $23.4 million available through unsecured and secured lines of credit with correspondent banks, $25.4 million available through a secured line of credit with the Fed Discount Window and approximately $70.0 million available through the Federal Home Loan Bank (“FHLB”). Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our ability to meet our future liquidity requirements.

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

The Bank expensed $339,016 and $180,196 in FDIC insurance premiums, including FICO assessments, in 2023 and 2022, respectively. The increase from 2022 to 2023 was due primarily to the increase in the FDIC’s minimum assessment and an increase in the Bank’s regulatory liquidity ratio.

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

Moreover, our tax planning assumes that the Insurance Company will have made an effective election under Section 831(b) of the IRC for each taxable year in which it receives a premium so that it will be taxed only on its investment income (and not also on its premium income) generated in that year. A Section 831(b) election for a taxable year is available only if (i) the insurance company’s net written premiums (or, if greater, direct written premiums) for the year do not exceed $2.65 million and (ii) either (a) no more than 20% of the written premiums (net or direct, as applicable) for the year is attributable to any single insured or (b) the insurance company satisfies certain ownership diversification requirements specified in Section 831(b)(2)(B)(i)(II) of the IRC.

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

Employees

As of December 31, 2023, we employed 94 individuals, of whom 90 were full-time employees.

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

The Company’s primary business activity for the foreseeable future will be to act as the holding company of the Bank. Therefore, the Company’s future profitability will depend on the success and growth of the Bank and any other subsidiary that it operates.

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

Most of the Bank’s loans are made to borrowers located in Maryland, and many of these loans, including construction and land development loans, are secured by real estate. At December 31, 2023, approximately 4%, or $20 million, of our total loans were real estate acquisition, construction and development loans that were secured by real estate. Accordingly, a decline in local economic conditions would likely have an adverse impact on our financial condition and results of operations, and the impact on us would likely be greater than the impact felt by larger financial institutions whose loan portfolios are geographically diverse. We cannot guarantee that any risk management practices we implement to address our geographic and loan concentrations will be effective to prevent losses relating to our loan portfolio.

The Bank’s concentrations of commercial real estate loans could subject it to increased regulatory scrutiny and directives, which could force us to preserve or raise capital and/or limit future commercial lending activities.

The federal banking regulators believe that institutions with particularly high concentrations of commercial real estate (“CRE”) loans in their lending portfolios face a heightened risk of financial difficulties in the event of adverse changes in the economy and CRE markets. Accordingly, through published guidance, these regulators have directed institutions whose concentrations exceed certain percentages of capital to implement heightened risk management practices appropriate to their concentration risk. The guidance provides that banking regulators may require such institutions to reduce their concentrations and/or maintain higher capital ratios than institutions with lower concentrations in CRE. At December 31, 2023, our CRE concentrations were above the heightened risk management thresholds set forth in this guidance. No assurance can be given that the Company’s enhanced risk management practices and monitoring controls will be effective.

The Bank may experience loan losses in excess of its allowance, which would reduce our earnings.

The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loans being made, the creditworthiness of the borrowers over the term of the loans and, in the case of collateralized loans, the value and marketability of the collateral for the loans. Management of the Bank maintains an allowance for loan losses based upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectability of the loan portfolio and provides an allowance for credit losses based upon a percentage of the outstanding balances and for specific loans when their ultimate collectability is considered questionable. If management’s assumptions and judgments prove to be incorrect and the allowance for credit losses is inadequate to absorb future losses, or if the bank regulatory authorities require us to increase the allowance for credit losses as a part of its examination process, our earnings and capital could be significantly and adversely affected. Although management continually monitors our loan portfolio and makes determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to our non-performing or performing loans. Material additions to the allowance for credit losses could result in a material decrease in our net income and capital, and could have a material adverse effect on our financial condition.

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

The market value of our investments could decline.

As of December 31, 2023, investment securities in our investment portfolio having a cost basis of $186.9 million and a market value of $164.1 million were classified as available-for-sale pursuant to FASB Accounting Standards Codification (“ASC”) Topic 320, Investments – Debt and Equity Securities, relating to accounting for investments. Topic 320 requires that unrealized gains and losses in the estimated value of the available-for-sale portfolio be “marked to market” and reflected as a separate item in stockholders’ equity (net of tax) as accumulated other comprehensive gain or loss. There can be no assurance that future market performance of our investment portfolio will enable us to realize income from sales of securities. Stockholders’ equity will continue to reflect the unrealized gains and losses (net of tax) of these investments. Moreover, there can be no assurance that the market value of our investment portfolio will not decline, causing a corresponding decline in stockholders’ equity.

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

Impairment of deferred tax assets could require charges to earnings, which could result in a negative impact on our results of operations.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Assessing the need for, or the sufficiency of, a valuation allowance requires management to evaluate all available evidence, both negative and positive, including the recent trend of quarterly earnings. Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carryback and carry forward periods is available under the tax law, including the use of tax planning strategies. When negative evidence (e.g., cumulative losses in recent years, history of operating loss or tax credit carry forwards expiring unused) exists, more positive evidence than negative evidence will be necessary. At December 31, 2023, our net deferred tax assets were valued at $8.3 million.

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

We formed the Insurance Subsidiary as a captive insurance company in late 2016 to insure or reinsure certain risks faced by the Bank as part of our enterprise-wide, multi-year insurance strategy to better position our risk programs and provide us with increased flexibility in the management of our insurance programs as well as contribute to efficiencies relating to our insurance programs over time. As indicated by our decision to not renew our most recent policy, we may deviate from or change our insurance strategy from time to time, such as by choosing to not purchase insurance coverage through the Insurance Subsidiary for a particular year. If we do purchase insurance coverage through the Insurance Subsidiary, we may experience unanticipated events that could reduce or eliminate the benefits, both operational and financial, that we hope to realize through this entity, including, without limitation, significant insurance claims and/or changes in tax laws. In particular, we may not realize the tax benefits of owning a captive insurance company, which are discussed in the section of Item 1 of this annual report entitled “Supervision and Regulation” under the heading “Laws Related to the Insurance Subsidiary”. Although we believe that we have structured the Insurance Subsidiary’s operations to achieve these benefits, no assurance can be given that our efforts were or will be successful. If we are unable to achieve these benefits, then we will likely suspend the operations of the Insurance Subsidiary.

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

In April 2018, we were notified by the IRS that our 2016 U.S. consolidated federal tax return was selected for audit. In April 2020, we were notified by the IRS that our 2017 and 2018 U.S. consolidated federal tax returns had also been selected for audit. As part of its audits, the IRS reviewed the deductions related to, and the income generated by, the Insurance Subsidiary. Following the completion of its audits, the IRS determined that it disagreed with our tax treatment of the Insurance Subsidiary in 2016, 2017 and 2018, and we have appealed such determination. Management cannot predict whether our appeal and defense of our tax positions will be successful. If our appeal is not successful, then we could be required to pay taxes, interest, and penalties totaling approximately $1.9 million as of December 31, 2023 for the tax years under audit and our taxable earnings and/or the effective tax rate on our future earnings could increase substantially, any of which could have a material adverse effect on our business, financial condition and results of operations. See Note 12 to the consolidated financial statements presented elsewhere in this report for further information about this risk.

In August 2023, the IRS notified us that our 2019 and 2020 U.S. consolidated federal tax returns had been selected for audit. In January 2023, the IRS notified us that our 2021 U.S. consolidated federal tax return had also been selected for audit. Management cannot predict whether any of the tax positions taken in our 2019, 2020 or 2021 returns will be challenged by the IRS or, if challenged, whether we will be successful in defending those tax positions. If we are not successful in defending a challenge, then we may be required to amend the applicable tax return and pay additional taxes, interest, fines and/or penalties of approximately $1.5 million.

Compliance with ever-evolving federal and state laws relating to the handling of information about individuals involves significant expenditure and resources, and any failure by us or our vendors to comply may result in significant liability, negative publicity, and/or an erosion of trust, which could materially adversely affect our business, results of operations, and financial condition.

We are subject to a number of U.S. federal, state, local and foreign laws and regulations relating to consumer privacy and data protection. Under privacy protection provisions of the GLBA and its implementing regulations and guidance, we are limited in our ability to disclose certain non-public information about consumers to nonaffiliated third parties. The GLBA regulates, among other things, the use of certain information about individuals (“non-public personal information”) in the context of the provision of financial services, including by banks and other financial institutions. The GLBA includes both a “Privacy Rule,” which imposes obligations on financial institutions relating to the use or disclosure of non-public personal information, and a “Safeguards Rule,” which imposes obligations on financial institutions and, indirectly, their service providers to implement and maintain physical, administrative and technological measures to protect the security of non-public personal financial information. Any failure to comply with the GLBA could result in substantial financial penalties and significant reputational harm. Multiple states have recently enacted, or are expected to enact, stringent privacy laws, not all of which exempt financial institutions categorically. Many other states are currently reviewing or proposing the need for greater regulation of the collection, sharing, use and other processing of information related to individuals for marketing purposes or otherwise, and there remains increased interest at the federal level as well. Further, to comply with the varying state laws around data breaches, we must maintain adequate security measures, which require significant investments in resources and ongoing attention.

Additionally, laws, regulations, and standards covering marketing, advertising, and other activities conducted by telephone, email, mobile devices, and the internet are or may become applicable to our business, such as the Telephone Consumer Protection Act, the CAN-SPAM Act, and similar state consumer protection and communication privacy laws. We occasionally make telephone calls and/or send SMS text messages to customers. The actual or perceived improper calling of customer phones and/or sending of text messages may subject us to potential risks, including liabilities or claims relating to consumer protection laws such as the Telephone Consumer Protection Act. Numerous class-action suits under federal and state laws have been filed in recent years against companies who conduct telemarketing and/or SMS texting programs, with many resulting in multi-million-dollar settlements to the plaintiffs. Any future such litigation against us could be costly and time-consuming to defend. In particular, the Telephone Consumer Protection Act imposes significant restrictions on the ability to make telephone calls or send text messages to mobile telephone numbers without the prior consent of the person being contacted. Federal or state regulatory authorities or private litigants may claim that the notices and disclosures we provide, form of consents we obtain or our outreach practices are not adequate or violate applicable law. This may in the future result in civil claims against us. Claims that we have violated the Telephone Consumer Protection Act could be costly to litigate, whether or not they have merit, and could expose us to substantial statutory damages or costly settlements.

We also send marketing messages via email and are subject to the CAN-SPAM Act. The CAN-SPAM Act imposes certain obligations regarding the content of emails and providing opt-outs (with the corresponding requirement to honor such opt-outs promptly). While we strive to ensure that all of our marketing communications comply with the requirements set forth in the CAN-SPAM Act, any violations could result in the FTC seeking civil penalties against us.

Moreover, we are considered a “user” of consumer reports provided by consumer reporting agencies under the FCRA, as amended by the Fair and Accurate Credit Transactions Act. FCRA regulates and protects consumer information collected by consumer reporting agencies and imposes specific obligations on “users” of consumer reports. Such obligations may include restricting the sharing of information contained in a consumer report, notifying consumers when such reports are used to make an adverse decision, and, in the context of completing employee background checks, providing a notice containing certain disclosures to the consumer and obtaining their consent.

Consumers may decide not to use banks to complete their financial transactions.

Technology and other changes are allowing parties to complete financial transactions through alternative methods that historically have involved banks. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds or general-purpose reloadable prepaid cards. Consumers can also complete transactions, such as paying bills and/or transferring funds directly without the assistance of banks. Although the digital asset marketplace has in recent months experienced substantial instability, transactions utilizing digital assets, including cryptocurrencies, stablecoins and other similar assets, have increased substantially over the course of the last several years. Certain characteristics of digital asset transactions, such as the speed with which such transactions can be conducted, the ability to transact without the involvement of regulated intermediaries, the ability to engage in transactions across multiple jurisdictions, and the anonymous nature of the transactions, are appealing to certain consumers notwithstanding the various risks posed by such transactions as illustrated by the current and ongoing market volatility. Accordingly, digital asset service providers, which at present are not subject to the extensive regulation of banking organizations and other financial institutions, have become active competitors for our customers’ banking business. The process of eliminating banks as intermediaries, known as “disintermediation”, could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. Further, an initiative by the CFPB, as prompted by the current Presidential Administration, to promote “open and decentralized banking” through the proposal of a Personal Financial Data Rights rule designed to facilitate the transfer of customer information at the direction of the customer to other financial institutions could lead to greater competition for products and services among banks and nonbanks alike if a final rule is adopted. The timing of and prospects for any such action are uncertain at this time. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

This Item 1B is not applicable because the Company is a “smaller reporting company”.

ITEM 1C.	CYBERSECURITY

The Company’s cybersecurity risk program was developed and is maintained to identify, analyze, and remediate the associated risks that cyber threats pose to our organization, particularly in light of our continually increasing reliance on technology in delivering electronic banking solutions and supporting our computer network. The program is overseen and executed by a team of experienced, certified cybersecurity professionals.

The objective of our program is to avoid or minimize the impact of external threats and efforts to disrupt and/or gain unauthorized access to our computer systems and the secure customer data information stored on these systems. Our computer environment is aligned with the National Institute of Standards and Technology Cybersecurity (the “NIST”) framework, banking regulations, and other applicable security industry standards and protocols. We use industry expert vendors to provide 24/7/365 threat intelligence and network security monitoring and to provide periodic risk assessment audits, in addition to the periodic information technology audit examinations conducted by the FDIC and Maryland Commissioner. Our President and our Information Technology Security/Compliance Officer provide periodic reports, recommendations and information about industry best practices to the Board of Directors, the Board’s Audit Committee, and the Bank’s Information Technology Strategic Planning Committee.

Our Information Technology Security/Compliance Officer is primarily responsible for the ongoing review and management of our cybersecurity risk program and provides quarterly reports and other information throughout the year to our President, our Board of Directors, the Board’s Audit Committee and its Executive Committee, and the Bank’s Information Technology Strategic Planning Committee for the purpose of providing them with an understanding of our ongoing monitoring activities and preparedness with respect to our cybersecurity risks so that they can engage in an informed review of our program and direct the implementation of our ongoing monitoring activities and preparedness with respect to our cybersecurity risks so that they can engage in an informed review of our program and direct the implementation of appropriate changes as and when needed.

IT Security/Compliance – Annual Cybersecurity Risk Assessment (Board Review/Approval)

Our Information Technology Security/Compliance Officer completed a comprehensive self-assessment of the Federal Financial Institutions Examination Council Cybersecurity Assessment Tool (“CAT”). The CAT is developed by the Financial Service Sector Coordinating Council and is aligned to the NIST Cybersecurity framework in the identification of organizational risks and determination of cybersecurity preparedness. These assessments take into account our organizational characteristics and actual and perceived external threats and evaluate, among other things, how those threats could impact and be impacted by our technologies and connection types, our delivery channels, our online and mobile banking products and other electronic banking services, our risk management oversight and controls, our dependence on outside vendors and how we manage those relationships, and our cybersecurity incident management process. The Company’s third-party information technology network security consultant reviews the completed CAT reports, along with our annual information technology risk assessment audit reviews.

Cybersecurity Defense Approach

We deploy and maintain a layered cybersecurity defense approach to securely protect our network computer systems, software applications, and stored data/information resources. As a first layer of defense, we employ a multi-faceted firewall and replication of primary and backup servers in our computer network. The Company receives daily and weekly reports and cybersecurity activity alerts, which are reviewed by our network administration management team. Our President and our Information Technology Security/Compliance Officer present quarterly Customer Data & Information Systems Security Program report updates to our boards of directors and their joint Executive Committee.

Third-Party Vendor Management

In accordance with the FDIC’s information technology (“IT”) compliance requirement for an annual vendor risk management program, the Bank developed a vendor management policy and performs an annual risk assessment review. This comprehensive review of mission-critical bank industry and network security vendors includes annual review of vendor compliance reports performed by accounting and audit firms, reviews of annual financial reports for vendors, and risk assessment reviews encompassing vendor performance, information technology compliance, operations, quality of service and support, contractual compliance, and business resumption contingency plans. These annual vendor management risk assessments are evaluated by the bank’s designated Information Technology Security/Compliance Officer for review and authorization by the bank’s President and senior information technology management, with final presentation, review, and approval by the Board of Directors. Complementing the Bank’s vendor risk assessment review and program, are additional risk assessment evaluations including the FDIC Risk Assessment, inclusive of network systems risk assessment, customer information systems risk assessment, and electronic banking vendor management risk assessment. Additionally, the Bank maintains a disaster recovery policy and conducts annual disaster recovery testing with respect to its mission-critical software vendor applications, as well as performs an annual business impact analysis that evaluates each mission-critical vendor in a prioritized hierarchy of hardware and software restoration relative to specified recovery time objectives and recovery time objectives in accordance with the FDIC’s information technology compliance requirements.

Incident Response Program

In accordance with the FDIC’s requirement for development of an annual IT incident response policy, the Bank maintains an incident response and computer forensics policy. This policy is reviewed on an annual basis and updated as necessary by the Bank’s President and its Information Technology Security/Compliance Officer and then presented for review and approval by the Bank’s Board of Directors. The policy is also reviewed as part of an annual network security risk assessment audit conducted by the Bank’s IT security consultant and by the FDIC and the Maryland Commissioner when they conduct their IT examinations. The Bank has established incident alert levels, response and recovery timeframes, and computer forensics procedures for cybersecurity attack events, data breaches of sensitive information, systems failures and alerts, and corresponding customer and key contact notification including regulatory, vendors, local authorities, and bank directors/employees. The Bank annually contracts with a third-party industry expert vendor to provide computer forensics guidance and escalated support in the event of a cybersecurity incident when such vendor’s expertise and resources are needed.

Security Awareness and Training

The Bank maintains a program led by our Information Technology Security/Compliance Officer that is intended to comply with the FDIC’s requirement for annual network security training of all employees. This training program includes a comprehensive network security overview, including phishing and ransomware awareness training, a summary review of the Bank’s disaster recovery and pandemic plans, and an annual renewal and authorization of an employee network acceptable use policy. In addition, the Bank’s IT management and network administrators attend periodic training programs and certifications, review regulatory compliance and industry IT security briefs, and participate in vendor application quality assurance reviews. Finally, we provide our customers with information about cybersecurity awareness and electronic banking security practices, phishing and malware awareness, and fraudulent scams targeting customers on our dedicated website.

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

The Bank’s book value investment in land and buildings at December 31, 2023 totaled $5.6 million or 1% of total assets. Other than for banking purposes, the Bank does not invest in real estate. For future expansion purposes, the Bank owns two properties adjacent to its main office at 15216 and 15218 Hanover Pike, Upperco, Maryland 21155. The properties presently consist of two lots, each with a single family residence. One property is rented on a month-to-month lease. The other property has not been rented since 2011. The total rental income for both properties for 2023 was $10,200.

There are no encumbrances on any of these properties. Management believes that all of its properties are adequately insured. In 2023 and 2022, the properties owned by the Bank in Baltimore County, Maryland were subject to state and county real estate taxes at a combined rate of 1.21%, and the property owned by the Bank in Carroll County, Maryland was subject to state, county and municipal real estate taxes at combined rate of 1.69%. The Bank expensed $82,595 and $85,379, respectively, in real estate taxes on these properties in 2023 and 2022.

The Bank operates under leases at the following properties:

Location	Square Feet	Current Annual Rent	Lease Expiration
Greenmount In-Store Branch 2205 Hanover Pike Hampstead, MD 21074	709	$59,813	1/31/2028

Hampstead Branch 735 Hanover Pike Hampstead, MD 21074 (Land lease)	22,000	$59,241	9/30/2024 with option to renew for five consecutive five-year terms

Corporate Offices 4510 Lower Beckleysville Road Suite H Hampstead, MD 20174	4,171	$49,372	6/17/2025, with option to renew for three consecutive five-year terms

Carroll Lutheran Village Branch 300 St. Luke Circle Westminster, MD 21158	1,024	$24,806	5/15/2028, with option to renew for one five-year terms

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

Market Price Analysis and Dividends

As of February 28, 2024, the shares of the Company’s common stock were held by approximately 467 stockholders of record. Although many trades occur through privately-negotiated transactions, the shares of the Company’s common stock are traded in the over-the-counter market by certain broker-dealers and price quotations are available through the OTC Markets Group’s OTC Pink Market (the “Pink Market”) under the symbol “FMFG”. Price quotations reported through the Pink Market reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

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

Issuer Purchases of Equity Securities

Neither the Company nor any “affiliated purchaser” of the Company purchased any shares of the Company’s common stock during the quarter ended December 31, 2023.

ITEM 6.	[RESERVED]

Farmers and Merchants Bancshares, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto for the years ended December 31, 2023 and 2022, which are presented elsewhere in this annual report.

The Company was incorporated on August 8, 2016 for the purpose of becoming the bank holding company of the Bank in a share exchange transaction that was intended to constitute a tax-free exchange for federal income tax purposes. This reorganization was consummated on November 1, 2016, at which time the Bank became a wholly-owned subsidiary of the Company and all of the Bank’s stockholders became stockholders of the Company by virtue of the conversion of their shares of common stock of the Bank into an equal number of shares of common stock of the Company.

On October 1, 2020, Farmers and Merchants Bancshares, Inc. acquired Carroll Bancorp, Inc. (“Carroll”) and Farmers and Merchants Bank acquired Carroll’s wholly-owned subsidiary, Carroll Community Bank, in a series of merger transactions (collectively, the “Merger”). As a result of the Merger, Carroll was merged with an into Farmers and Merchants Bancshares, Inc., with Farmers and Merchants Bancshares, Inc. as the surviving corporation, and Carroll Community Bank merged with an into Farmers and Merchants Bank, with Farmers and Merchants Bank as the surviving bank. The Merger was intended to constitute a tax-free reorganization for federal income tax purposes.

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

The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements presented elsewhere in the annual report. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for credit losses as the accounting area that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

The allowance for credit losses on loans represents management’s estimate of expected credit losses in the loan portfolio. Determining the amount of the allowance for credit losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on collateral dependent loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the balance sheet. Note 1 to the consolidated financial statements describes the methodology used to determine the allowance for credit losses.

Farmers and Merchants Bancshares, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management applies various valuation methodologies to assets and liabilities that often involve a significant degree of judgment, particularly when liquid markets do not exist for the particular items being valued. Quoted market prices are referred to when estimating fair values for certain assets, such as most investment securities. However, for those items for which an observable liquid market does not exist, management utilizes significant estimates and assumptions to value such items. Examples of these items include loans, deposits, borrowings, goodwill, core deposit and other intangible assets, other assets and liabilities obtained or assumed in business combinations. These valuations require the use of various assumptions, including, among others, discount rates, rates of return on assets, repayment rates, cash flows, default rates, and liquidation values. The use of different assumptions could produce significantly different results, which could have material positive or negative effects on our results of operations, financial condition or disclosures of fair value information. In addition to valuation, we must assess whether there are any declines in value below the carrying value of assets that should be considered credit losses or otherwise require an adjustment in carrying value and recognition of a loss in the consolidated statements of income. Examples include investment securities, goodwill and core deposit intangible, among others.

FINANCIAL CONDITION

Total assets were $799,940,826 at December 31, 2023, an increase of $81,730,154, or 11.4%, over the $718,210,672 recorded at December 31, 2022. The increase was due primarily to an increase of $37,426,800 in cash and cash equivalents, an increase of $37,424,849 in securities available for sale and held to maturity and an increase of $6,387,504 in loans.

Total liabilities were $747,762,535 at December 31, 2023, an increase of $77,326,826, or 11.5%, over the $670,435,709 recorded at December 31, 2022. The increase was due primarily to an increase of $57,351,727 in deposits, an increase of $33,000,000 in Federal Reserve Bank (“FRB”) advances, an increase of $1,585,190 in securities sold under repurchase agreements and an increase of $1,132,863 in accrued interest payable, offset by a decrease of $15,000,000 in Federal Home Loan Bank of Atlanta (“FHLB”) advances and a decrease of $1,883,264 in long term debt.

Stockholders’ equity was $52,178,291 at December 31, 2023 compared to $47,774,963 at December 31, 2022, an increase of $4,403,328, or 9.2%. The increase was due primarily to net income for 2023 of $6,418,337, offset by dividends paid, net of reinvestments, of $1,235,988 and a decrease in after-tax unrealized loss on available for sale securities of $578,315.

Farmers and Merchants Bancshares, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Loans

Major categories of loans at December 31, 2023 and 2022 are as follows:

	2023		2022

Real estate:
Commercial	$361,942,511	69%	$351,794,702	67%
Construction/Land development	20,446,150	4%	23,978,373	5%
Residential	112,789,631	21%	114,683,149	22%
Commercial	32,823,072	6%	31,066,497	6%
Consumer	165,136	0%	156,422	0%
	528,166,500	100%	521,679,143	100%
Less: Allowance for credit losses	4,285,247		4,150,198
Deferred origination fees net of costs	573,209		608,405
	$523,308,044		$516,920,540

The Company had no foreign loans for any of the years presented.

Loans increased by $6,387,504, or 1.2%, to $523,308,044 at December 31, 2023 from $516,920,540 at December 31, 2022. The increase was due primarily to an increase of $10,147,808 in commercial real estate loans and an increase of $1,756,575 in commercial loans, offset by a decrease in construction/land development loans of $3,532,223 and a decrease in residential real estate loans of $1,893,517. Due primarily to rising interest rates, total loan production decreased by $65 million in 2023 when compared to 2022 and loan payoffs decreased by $24 million as rising rates made it more difficult for borrowers to refinance. In addition, line of credit usage was flat year over year. For construction/land development loans the decrease was due primarily to several loans moving to permanent status after the construction completion. The allowance for credit losses increased by $135,049 to $4,285,247 at December 31, 2023 compared to $4,150,198 at December 31, 2022.

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

Farmers and Merchants Bancshares, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The maturities and interest rate sensitivity of the loan portfolio at December 31, 2023 were as follows:

	Maturing within one year	Maturing after one but within five years	Maturing after five but within fifteen years	Maturing after fifteen years	Total
Real estate:
Commercial	$34,306,839	$198,774,170	$91,508,386	$37,353,116	$361,942,511
Construction/Land development	6,557,617	11,387,669	562,225	1,938,639	20,446,150
Residential	13,848,111	57,565,626	21,701,657	19,674,237	112,789,631
Commercial	15,158,385	9,995,569	7,624,429	44,689	32,823,072
Consumer	17,404	142,837	4,895	-	165,136
	$69,888,356	$277,865,871	$121,401,592	$59,010,681	$528,166,500
Rate terms:
Fixed-interest rate loans	$41,975,675	$257,446,892	$62,325,338	$9,777,568	$371,525,473
Adjustable-interest rate loans	27,912,681	20,418,979	59,076,254	49,233,113	156,641,027
	$69,888,356	$277,865,871	$121,401,592	$59,010,681	$528,166,500

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

Year-end non-accrual loans, segregated by class of loans, were as follows:

	2023	2022

Non-accrual loans
Commercial real estate	$502,961	$502,961
Residential real estate	-	-
Commercial	152,449	152,449
Total non-accrual loans	$655,410	$655,410

At December 31, 2023, the Company had one non-accrual commercial real estate loan totaling $502,961 and one non-accrual commercial loan totaling $152,449. The commercial loan was secured by business assets and a personal guaranty. Gross interest income of $45,856 would have been recorded in 2023 if these non- accrual loans had been current and performing in accordance with the original terms. The Company allocated $450,000 of its allowance for credit losses to these non-accrual loans.

At December 31, 2022, the Company had one non-accrual commercial real estate loan totaling $502,961 and one non-accrual commercial loan totaling $152,449. The commercial loan was secured by business assets and a personal guaranty. Gross interest income of $45,856 would have been recorded in 2022 if these non-accrual loans had been current and performing in accordance with the original terms. The Company allocated $281,910 of its allowance for credit losses to these non-accrual loans.

At December 31, 2023 and 2022, the Company had no loans that were delinquent 90 days or greater other than the non-accrual loans listed above.

Farmers and Merchants Bancshares, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of December 31, 2023:

Real estate:
Commercial	$2,515,103
Construction and land development	-
Residential	275,622
Commercial	152,449
Consumer	-
$2,943,174

Impaired loans at December 31, 2022 are set forth in the following table:

2022

Impaired loans no valuation allowance	$6,772,804
Impaired loans with a valuation allowance	655,410
Total impaired loans	$7,428,214
Valuation allowance related to impaired loans	$281,910

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

Year-end loans graded special mention, substandard and doubtful are set forth in the following table:

	2023	2022

Special mention	$-	$5,530,925
Substandard	11,267,782	12,070,750
Doubtful	16,138	35,381
Total	$11,283,920	$17,637,056

The allowance for credit losses is a reserve established through a provision for credit losses and is charged to expense. The allowance for credit losses represents an amount which, in management’s judgment, will be adequate to absorb expected losses on existing loans and other extensions of credit that may become uncollectible. The Company’s allowance for credit loss methodology is calculated in accordance with Financial Accounting Standards Board Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies.” The amount of the allowance represents management’s best estimate of current expected credit losses on loans considering available information, from internal and external sources, relevant to assessing collectability over the loans’ contractual terms, adjusted for expected prepayments when appropriate.

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

Although management believes, based on currently available information, that the Company’s allowance for credit losses is sufficient to cover losses expected in its loan portfolio at this time, no assurances can be given that the Company’s level of allowance for credit losses will be sufficient to cover future credit losses incurred by the Company or that future adjustments to the allowance for credit losses will not be necessary if economic or other conditions differ substantially from the economic and other conditions at the time management determined the current level of the allowance for credit losses.

The following tables detail activity in the allowance for credit losses by portfolio for the years ended December 31, 2023 and 2022. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

							Allowance for credit losses ending		Outstanding loan balances
			Provision for				balance evaluated for impairment:		evaluated:
	Beginning	Impact of ASC	(recovery of)	Charge		Ending
December 31, 2023	balance	326 Adoption	credit losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$2,818,582	$(448,483)	$79,889	$-	$-	$2,449,988	$297,551	$2,152,437	$2,515,103	$359,427,408
Construction and land development	164,596	277,317	(200,665)	-	11,925	253,173	-	253,173	-	20,446,150
Residential	793,919	508,579	(676,608)	-	387,048	1,012,938	-	1,012,938	275,622	112,514,009
Commercial	337,303	133,838	22,361	-	-	493,502	152,449	341,053	152,449	32,670,623
Consumer	4,706	(4,526)	1,900	-	-	2,080	-	2,080	-	165,136
Unallocated	31,092	(31,092)	73,566	-	-	73,566	-	73,566	-	-
	$4,150,198	$435,633	$(699,557)	$-	$398,973	$4,285,247	$450,000	$3,835,247	$2,943,174	$525,223,326

Farmers and Merchants Bancshares, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

							Allowance for loan losses ending			Outstanding loan balances
		Provision				Loan	balance evaluated for impairment:			evaluated for impairment:
	Beginning	for loan	Charge		Ending	Segment	Purchase Credit			Purchase Credit
December 31, 2022	balance	losses	offs	Recoveries	balance	Percentage	Individually	Impaired	Collectively	Individually	Impaired	Collectively

Real estate:
Commercial	$2,482,930	$343,424	$(7,772)	$-	$2,818,582	67%	$129,461	$-	$2,689,121	$7,019,415	$-	$344,775,287
Construction and land development	214,547	(66,151)	-	16,200	164,596	5%	-	-	164,596	-	369,622	23,608,751
Residential	603,558	173,859	(2,468)	18,970	793,919	22%	-	-	793,919	256,350	209,583	114,217,216
Commercial	255,413	81,890	-	-	337,303	6%	152,449	-	184,854	152,449	-	30,914,048
Consumer	4,370	336	-	-	4,706	0%	-	-	4,706	-	-	156,422
Unallocated	89,450	(58,358)	-	-	31,092	0%	-	-	31,092	-	-	-
	$3,650,268	$475,000	$(10,240)	$35,170	$4,150,198	100%	$281,910	$-	$3,868,288	$7,428,214	$579,205	$513,671,724

	2023	2022

Allowance for credit losses to total loans outstanding	0.81%	0.80%

Ratio of net charge-offs to average loans outstanding during the period	0.00%	0.00%

Nonaccrual loans to total loans outstanding at period end	0.12%	0.13%

 Net recovery during the period to average loans outstanding:

2023

Real estate:
Commercial	0.00%
Construction and land development	0.05%
Residential	0.34%
Commercial	0.00%
Consumer	0.00%

Total	0.08%

Farmers and Merchants Bancshares, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company received net recoveries of loans previously charged-off of $398,973 and $24,930 during 2023 and 2022, respectively. The impact on the income statement was a $570,000 recovery of credit losses in 2023 compared to a $475,000 provision for loan losses in 2022.

Management believes that the $4.3 million reserve at December 31, 2023, when coupled with the $570,000 recovery of credit losses for the year ended December 31, 2023, is appropriate to adequately cover the expected losses inherent in the loan portfolio. The reserve increased by $135,049, or 3.3%, from December 31, 2022. The Company’s loan portfolio grew by $6 million during the 2023.

Other Real Estate Owned

Other real estate owned (“OREO”) at December 31, 2023 included one property with a carrying value of $1,242,365. The property is an apartment building in Baltimore, Maryland that was acquired in the Merger. The property is being marketed for sale.

	2023	2022

Other Real Estate Owned	$1,242,365	$1,242,365

During 2023, the Company sold property located in Cecil County, Maryland with a carrying value of $0 for a gain of $249,217. Due to the length of time that the property had been held, Maryland banking law required a write-down of the value to $0 in 2019.

Investment Securities

Investment securities increased by $37,424,849, or 25.5%, to $184,248,295 at December 31, 2023 from $146,823,446 at December 31, 2022. The increase was due primarily to security purchases of $49,742,119, offset by principal paydowns and calls of $13,341,714. At December 31, 2023 and 2022, the Company had classified 89% and 86%, respectively, of the investment portfolio as available for sale. The remaining balance of the portfolio was classified as held to maturity.

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

The following table sets forth the carrying value of investment securities at December 31:

	2023	2022
Available for sale
State and municipal	$484,808	$552,281
SBA pools	766,710	1,019,797
Corporate bonds	8,570,429	9,389,896
Mortgage-backed securities	154,262,726	115,352,475
	$164,084,673	$126,314,449

Held to maturity
State and municipal	$20,163,622	$20,508,997

The following table sets forth the scheduled maturities of investment securities at December 31, 2023:

	Available for Sale			Held to Maturity
	Amortized Cost	Fair Value	Yield (1)	Amortized Cost	Fair Value	Yield (1)

Within 1 year	$1,259,692	$1,220,382	2.70%	$230,000	$230,064	3.25%
Over 1 to 5 years	1,779,830	1,708,398	2.24%	666,321	652,278	2.97%
Over 5 to 10 years	7,314,466	6,126,457	3.25%	5,864,476	5,654,095	2.94%
Over 10 years	-	-	-	13,402,825	12,491,156	2.99%
	10,353,988	9,055,237	3.01%	20,163,622	19,027,593	2.98%
SBA Pools	776,686	766,710	6.47%	-	-	-
Mortgage-backed securities	175,742,562	154,262,726	2.97%	-	-	-
	$186,873,236	$164,084,673	3.00%	$20,163,622	$19,027,593	2.98%

(1)   – the yields indicated are based upon the amortized cost and have not been tax effected for tax exempt securities.

SBA pools and mortgage-backed securities are due in monthly installments.

Deposits

Total deposits were $680,962,851 at December 31, 2023 compared to $623,611,124 at December 31, 2022, an increase of $57,351,727, or 9.2%. The increase was due to an $111,695,140 increase in certificates of deposit and a $2,016,597 increase in interest bearing checking accounts, offset by a $17,293,071 decrease in savings accounts, a $27,656,296 decrease in money market accounts and an $11,410,643 decrease in noninterest-bearing accounts.

Farmers and Merchants Bancshares, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table shows the average balances and average costs of deposits for the years ended December 31:

	2023		2022
	Average Balance	Cost	Average Balance	Cost

Noninterest bearing demand deposits	$119,653,595	0.00%	$129,642,652	0.00%
Interest bearing demand deposits	132,407,353	0.50%	134,141,125	0.17%
Savings and money market deposits	171,253,490	0.43%	199,407,223	0.13%
Certificates of deposit	218,724,746	3.01%	168,618,943	0.53%
	$642,039,184	1.24%	$631,809,943	0.22%

As of December 31, 2023, certificates of deposit greater than $250,000 mature as follows:

Period	Balance
3 months or less	$39,197,000
Over 3 months to 6 months	10,719,593
Over 6 months to 12 months	9,683,539
Over 12 months	3,800,130
Total	$63,400,262

Uninsured deposits totaled $150,955,541 at December 31, 2023.

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

At December 31, 2023, the Company’s off-balance sheet financial instruments were as follows:

Loan commitments	$35,925,212
Unused lines of credit	$58,006,480
Letters of credit	$1,339,391

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

Specific information about the Company’s borrowings and contractual obligations is set forth in the following table:

		At December 31,
		2023	2022
Amount outstanding at year-end:
Securities sold under repurchase agreements		$6,760,493	$5,175,303
Federal Home Loan Bank advances		5,000,000	20,000,000
Federal Home Loan Bank advances mature in:
	2023	$-	$15,000,000
	2025	$5,000,000	$5,000,000
Federal Reserve Bank advances mature in:	2024	$33,000,000	$-
Long-term debt (net of issuance costs) matures in	2025	$13,212,378	$15,095,642

Weighted average rate paid at December 31:
Securities sold under repurchase agreements		1.25%	0.30%
Federal Home Loan Bank advances		1.00%	3.68%
Federal Reserve Bank advances		4.83%	-
Long-term debt		4.10%	4.10%

Farmers and Merchants Bancshares, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The terms of the Company’s operating leases, including the future minimum payments under those leases, are disclosed in Note 11 to the consolidated financial statements.

RESULTS OF OPERATIONS

Overview

The Company reported net income of $6,418,337 for the year ended December 31, 2023 compared to $8,090,127 for the year ended December 31, 2022. The decrease of $1,671,790 from 2022 was due to a decrease in net interest income of $2,707,482 and a decrease in noninterest income of $702,438, offset by a decrease in the provision for credit losses of $1,045,000, a decrease in noninterest expense of $225,354 and a decrease in income taxes of $467,776.

Net Interest Income

The primary source of income for the Company is net interest income, which is the difference between interest income on interest-earning assets, such as investment securities and loans, and interest expense incurred on interest-bearing sources of funds, such as deposits and borrowings.

For the year ended December 31, 2023, the Company recorded net interest income of $21,416,013 compared to $24,123,495 for 2022, a decrease of $2,707,482. The decrease was attributable to a decrease in the net yield on interest-earning assets of 57 basis points to 2.97% in 2023 from 3.54% in 2022. Higher interest expense on deposits and borrowings due to the Federal Reserve rate increases was the driving factor in the lower net interest income.

Total interest income for the year ended December 31, 2023 increased by $5,053,485 to $31,323,138 from $26,269,653 for 2022. The increase was due primarily to an increase in average interest earning assets of $41,199,331 to $727,959,751 in 2023 from $686,760,420 in 2022 and by an increase of 48 basis points in the tax equivalent yield on interest earning assets to 4.33% in 2023 from 3.85% in 2022.

Interest income from loans was $25,730,722 in 2023 compared to $22,565,034 in 2022, an increase of $3,165,688. This increase was attributable to a $30,482,783 increase in the average balance of loans to $528,910,091 in 2023 from $498,427,308 in 2022 and a 33 basis point increase in the average yield on loans to 4.86% in 2023 from 4.53% in 2022.

For the year ended December 31, 2023, the Company recorded interest income on securities of $4,853,602 compared to $3,551,955 for the same period in 2022. The $1,301,647 increase in 2023 was attributable to a $7,382,822 increase in the average balance of securities to $182,159,701 in 2023 from $174,776,879 in 2022 and a 62 basis point increase in the average tax equivalent yield on securities to 2.75% in 2023 from 2.13% in 2022.

Farmers and Merchants Bancshares, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest income on federal funds sold and other interest-earning assets (FHLB stock and certificates of deposit) increased by $586,150 to $738,814 in 2023 compared to $152,664 in 2022. The increase was due to a 346 basis point increase in the average tax equivalent yield to 4.66% in 2023 from 1.20% in 2022 and a $3,333,726 increase in the average balance of federal funds sold and other interest-earning assets to $16,889,959 in 2023 from $13,556,233 in 2022.

Total interest expense increased by $7,760,967 to $9,907,125 in 2023 compared to $2,146,158 in 2022. The increase was due to a 133 basis point increase in the cost of interest-bearing liabilities to 1.74% in 2023 from 0.41% in 2022 and an increase of $42,216,277 in the average balance of interest-bearing liabilities to $570,426,442 in 2023 from $528,210,165 in 2022. The Federal Reserve rate increases were the primary cause of the significant increase in the cost of funds.

Interest paid on NOW, savings, and money market deposit accounts increased by $922,032 to $1,398,245 in 2023 compared to $476,213 in 2022. The increase was due to a 32 basis point increase in the cost of funds to 0.46% in 2023 from 0.14% in 2022 offset by a $29,887,505 decrease in the average balance of these deposits to $303,660,843 in 2023 from $333,548,348 in 2022.

Interest paid on time deposits increased by $5,673,371 to $6,572,849 in 2023 compared to $899,478 in 2022. The increase was due to an increase of 248 basis points in the average rate paid to 3.01% in 2023 from 0.53% in 2022 and an increase of $50,105,803 in the average balance to $218,724,746 in 2023 from $168,618,943 in 2022.

Interest paid on securities sold under repurchase agreements increased by $29,105 to $41,873 in 2023 compared to $12,768 in 2022. The increase was attributable to an increase of 60 basis points in the average rate paid to 0.90% in 2023 from 0.30% in 2022 and a $399,570 increase in the average balance of securities sold under repurchase agreements to $4,655,006 in 2023 from $4,255,436 in 2022.

Interest paid on long-term debt was $584,953 in 2023 compared to $664,620 in 2022. This debt relates to the $17 million term loan obtained on September 30, 2020 to finance a portion of the cash paid to the former stockholders of Carroll in the Merger. The average balance, net of issuance costs, decreased $1,656,386 to $14,259,819 in 2023 from $15,916,205 in 2022 due to scheduled principal payments.

The FRB’s Bank Term Funding Program (“BTFP”) was initiated in March 2023. The Company utilized the BTFP with an average balance of $15,515,069 during 2023 at a cost of 5.31%. We recorded an associated interest expense of $823,319 in 2023.

Interest paid on FHLB advances increased $392,807 to $485,886 in 2023 from $93,079 in 2022. The increase was attributable to an increase of 198 basis points in the average rate paid to 3.57% in 2023 from 1.59% in 2022 and a $7,739,726 increase in the average balance of FHLB advances and other borrowings to $13,610,959 in 2023 from $5,871,233 in 2022.

The following table sets forth certain information relating to the Company’s average interest-earning assets and interest-bearing liabilities for the periods indicated. The yields and rates are calculated by dividing interest income or expense by the average daily balance of assets or liabilities, respectively. Non-accruing loans are included in the average balance.

Farmers and Merchants Bancshares, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	2023			2022
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
Assets:
Loans	$528,910,091	$25,730,722	4.86%	$498,427,308	$22,565,034	4.53%
Securities, taxable	163,933,787	4,304,728	2.63%	156,008,736	2,986,225	1.91%
Securities, tax exempt	18,225,914	700,330	3.84%	18,768,143	736,696	3.93%
Federal funds sold and other interest-earning assets	16,889,959	786,812	4.66%	13,556,233	162,410	1.20%
Total interest-earning assets	727,959,751	31,522,592	4.33%	686,760,420	26,450,365	3.85%
Noninterest-earning assets	17,518,861			27,355,077
Total assets	$745,478,612			$714,115,497

Liabilities and Stockholders’ Equity:
NOW, savings, and money market	$303,660,843	1,398,245	0.46%	$333,548,348	476,213	0.14%
Certificates of deposit	218,724,746	6,572,849	3.01%	168,618,943	899,478	0.53%
Securities sold under repurchase agreements	4,655,006	41,873	0.90%	4,255,436	12,768	0.30%
Long-term debt	14,259,819	584,953	4.10%	15,916,205	664,620	4.18%
FRB advances and other borrowings	15,515,069	823,319	5.31%	-	-
FHLB advances	13,610,959	485,886	3.57%	5,871,233	93,079	1.59%
Total interest-bearing liabilities	570,426,442	9,907,125	1.74%	528,210,165	2,146,158	0.41%

Noninterest-bearing deposits	119,653,596			129,642,652
Noninterest-bearing liabilities	6,335,148			5,804,686
Total liabilities	696,415,186			663,657,503
Stockholders' equity	49,063,426			50,457,994
Total liabilities and stockholders' equity	$745,478,612			$714,115,497

Net interest income		$21,615,467			$24,304,207

Interest rate spread			2.59%			3.44%

Net yield on interest-earning assets			2.97%			3.54%

Ratio of average interest-earning assets to
Average interest-bearing liabilities			128.60%			130.02%

(1) - Interest on tax-exempt securities and other tax-exempt investments are reported on a fully taxable equivalent basis.  The federal, stateand combined tax rates used were 21.00%, 8.25% and 27.5175% respectively.

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

RATE/VOLUME ANALYSIS

	Year ended December 31, 2023 compared to 2022			Year ended December 31, 2022 compared to 2021
	Change due to variance in			Change due to variance in
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans	$1,426,401	$1,739,286	$3,165,687	$(758,854)	$(167,726)	$(926,580)
Securities, taxable	158,476	1,160,027	1,318,503	1,009,107	460,631	1,469,738
Securities, tax exempt	(21,024)	(15,341)	(36,365)	(57,625)	6,503	(51,122)
Federal funds sold and other interest-earning assets	48,991	575,411	624,402	(55,105)	148,417	93,312
Total interest-earning assets	1,612,844	3,459,383	5,072,227	137,523	447,825	585,348
Interest expense:
NOW, savings, and money market	(46,346)	968,378	922,032	47,585	(56,915)	(9,330)
Certificates of deposit	341,921	5,331,450	5,673,371	(140,897)	(471,955)	(612,852)
Securities sold under repurchase agreements	1,306	27,799	29,105	(21,159)	(10,701)	(31,860)
Long-term debt	(68,123)	(11,544)	(79,667)	(44,274)	(3,412)	(47,686)
FRB advances and other borrowings	823,319	-	823,319	-	-	-
FHLB advances	201,484	191,323	392,807	9,972	32,615	42,587
Total interest-bearing liabilities	1,253,561	6,507,406	7,760,967	(148,773)	(510,368)	(659,141)

Change in net interest income	$359,283	$(3,048,023)	$(2,688,740)	$286,296	$958,193	$1,244,489

Farmers and Merchants Bancshares, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest Income

Noninterest income was $1,591,500 in 2023 compared to $2,293,938 in 2022, a decrease of $702,438. The decrease was due primarily to a decrease of $669,077 on insurance proceeds from the storm damage to the Bank’s Upperco, Maryland location, a $138,731 decrease in the gain on sale of SBA loans, and a $117,046 decrease in mortgage banking revenue as a result of the significant increase in interest rates in 2023 that reduced residential loan activity, offset by an increase of $116,233 in bank owned life insurance income.

Noninterest Expense

Total noninterest expense decreased by $225,354 to $15,141,926 in 2023 from $15,367,280 in 2022. The decrease was due primarily to a decrease in salaries of $320,421 as a result of lower bonuses paid in 2023 of $495,875, offset by higher salary costs of $175,454 due to normal salary increases, a decrease of $257,243 in other real estate owned costs as a result of the gain on the sale of other real estate owned of $249,217, a decrease in professional fees of $114,263 as a result of lower headhunting costs of $129,902, offset by an increase of $202,782 in employee benefit costs as a result of higher insurance expenses, an increase of $158,820 in FDIC premiums and an increase of $91,875 in furniture and equipment expense as a result of higher software maintenance and maintenance contract costs.

Other noninterest expenses include the following:

	2023	2022

Directors fees	$249,845	$212,436
Correspondent bank services	222,634	195,223
Telephone	218,204	202,854
Internet banking fees	201,164	177,164
Stationery, printing and supplies	160,420	176,467
Liability insurance	147,128	137,885
Insurance claims (1)	(110,000)	205,000
Other	857,007	550,754
	$1,946,402	$1,857,783

(1) - Insurance claims decreased by $315,000 from 2022 to 2023 as a result of the Company not renewing its captive insurance policy effective November 7, 2022. No new claims were added after that date while older claims were either paid, rejected, or withdrawn.

Farmers and Merchants Bancshares, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Income Taxes

Income taxes decreased by $467,776 to $2,017,250 in 2023 from $2,485,026 in 2022.

The Company’s effective tax rate increased to 23.9% in 2023, from 23.5% in 2022. The increase was due to a lower percentage of tax-exempt revenue. Note 14 to the consolidated financial statements provides additional information about the Company’s taxes, including a reconciliation of the Company’s effective tax rate to the Federal statutory rate of 21%.

Quarterly Results of Operations

	Three Months Ended
	Unaudited
2023	December 31	September 30	June 30	March 31

Interest income	$8,884,690	$8,001,697	$7,384,222	$7,052,529
Interest expense	3,583,564	2,814,708	2,113,392	1,395,461
Net interest income	5,301,126	5,186,989	5,270,830	5,657,068
Provision for loan losses	-	(75,000)	(225,000)	(270,000)
Net income	1,415,230	1,432,139	1,670,117	1,900,851
Earnings per share - basic and diluted	$0.46	$0.46	$0.54	$0.62

2022	December 31	September 30	June 30	March 31

Interest income	$6,918,716	$6,586,065	$6,275,147	$6,489,725
Interest expense	623,247	494,313	502,962	525,636
Net interest income	6,295,469	6,091,752	5,772,185	5,964,089
Provision for loan losses	380,000	95,000	-	-
Net income	2,014,282	1,974,310	2,050,733	2,050,802
Earnings per share - basic and diluted	$0.66	$0.65	$0.67	$0.68

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

Based upon the simulation analysis performed at December 31, 2023 and 2022, management estimated the following changes in NII, assuming the indicated rate changes:

Change in Rate	2023	2022

400 basis point increase	$(3,323,000)	$(2,282,000)
300 basis point increase	(2,119,000)	(1,610,000)
200 basis point increase	(1,192,000)	(958,000)
100 basis point increase	(474,000)	(424,000)
100 basis point decrease	640,000	417,000
200 basis point decrease	373,000	375,000
300 basis point decrease	(237,000)	216,000

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

The Bank is approved to borrow 75% of eligible pledged single-family residential loans and 50% of eligible pledged commercial loans as well as investment securities, or approximately $67.0 million under a secured line of credit with the FHLB. The Bank also has two facilities with the Reserve Bank. Under the first facility, which has been in place for over 10 years and is collateralized by loans, the Bank can borrow approximately $23.4 million. The second facility is the Bank Term Funding Program (“BTFP”) that the Reserve Bank created in 2023. The BTFP facility allows securities to be pledged at par, provides fixed rates for up to one-year terms, and allows prepayments in whole or in part at any time. Finally, the Bank has $23,500,000 ($14,500,000 unsecured and $9,000,000 secured) of overnight federal funds lines of credit available from commercial banks.

FHLB advances of $5,000,000 and $20,000,000 were outstanding as of December 31, 2023 and 2022, respectively. BTFP advances of $33,000,000 and $0 were outstanding as of December 31, 2023 and 2022, respectively. The Company borrowed $17,000,000 to facilitate the Merger in 2020. There were no borrowings from the Reserve Bank other than the BTFP advances noted above or our commercial bank lenders at December 31, 2023 and 2022. Management believes that we have adequate liquidity sources to meet all anticipated liquidity needs over the next 12 months. Management knows of no trend or event which is likely to have a material impact on our ability to maintain liquidity at satisfactory levels. Uninsured deposits were approximately $150,956,000,000 or 22% of total deposits at December 31, 2023.

Farmers and Merchants Bancshares, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cash provided by operating activities decreased by $992,216 to $6,163,746 in 2023 from $7,155,962 in 2022. Cash used in investing activities decreased by $7,260,261 to $42,618,829 in 2023 from $35,358,568 in 2022 due primarily to a $38,658,421 decrease in the net cash outflow from the debt securities portfolio, offset by a $30,127,002 increase in the net cash outflow from the loan portfolio. Cash provided by financing activities increased by $64,877,846 to $73,881,883 in 2023 from $9,004,037 in 2022 due primarily to a $60,064,193 increase in the net cash inflow from deposits and a $33,000,000 increase in the net cash inflow from Federal Reserve Bank advances and a $1,823,912 increase in the net cash outflow from securities sold under repurchase agreements, offset by a $30,000,000 decrease in the net cash outflow from Federal Home Loan Bank of Atlanta advances.

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

On April 6, 2020, in a joint statement, the FDIC, Federal Reserve and the Office of Comptroller of the Currency, issued two interim final rules regarding temporary changes to the CBLR framework to implement provisions of the CARES Act. Under the interim final rules, the community bank leverage ratio was reduced to 8% beginning in the second quarter and for the remainder of calendar year 2020, 8.5% for calendar year 2021, and 9% thereafter. In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio of greater than 8%, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations and will not be required to report or calculate risk-based capital. The Company has not opted-in to the CBLR framework.

Additional information regarding the capital requirements that apply to us can be found in Note 13 of the consolidated financial statements and notes thereto included in the Annual Report.

The following table presents actual and required capital ratios as of December 31, 2023 and 2022, for the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2023 and 2022, based on the phase-in provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

Farmers and Merchants Bancshares, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

			Minimum		To Be Well
(Dollars in thousands)	Actual		Capital Adequacy		Capitalized
December 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$79,988	13.45%	$62,437	10.50%	$59,464	10.00%
Tier 1 capital (to risk-weighted assets)	75,440	12.69%	50,544	8.50%	47,571	8.00%
Common equity tier 1 (to risk- weighted assets)	75,440	12.69%	41,625	7.00%	38,651	6.50%
Tier 1 leverage (to average assets)	75,440	9.42%	32,051	4.00%	40,063	5.00%

December 31, 2022

Total capital (to risk-weighted assets)	$75,826	12.96%	$61,410	10.50%	$58,486	10.00%
Tier 1 capital (to risk-weighted assets)	71,676	12.26%	49,713	8.50%	46,789	8.00%
Common equity tier 1 (to risk- weighted assets)	71,676	12.26%	40,940	7.00%	38,016	6.50%
Tier 1 leverage (to average assets)	71,676	9.83%	29,167	4.00%	36,459	5.00%

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Farmers and Merchants Bancshares, Inc.

Hampstead, Maryland

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Farmers and Merchants Bancshares, Inc. and its Subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income (loss), changes in stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Adoption of New Accounting Standard

As discussed in Notes 1 and 5 to the financial statements, the Company has changed its method of accounting for the allowance for credit losses in 2023 due to the adoption of ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, including all related amendments.

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

Allowance for Credit Losses – Loans Collectively Evaluated for Losses

As described in Note 1 – Summary of Significant Accounting Policies and Note 5 – Loans and Allowance for Credit Losses to the consolidated financial statements, the Company changed its method of accounting for credit losses on January 1, 2023, due to the adoption of Accounting Standards Update 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, as amended. The allowance for credit losses on loans (ACLL) is a valuation allowance that represents management’s best estimate of expected credit losses on loans measured at amortized cost considering available information, from internal and external sources, relevant to assessing collectability over the loans’ contractual terms. Loans which share common risk characteristics are pooled and collectively evaluated by the Company using historical data, as well as assessments of current conditions and reasonable and supportable forecasts of future conditions. The Company’s ACLL related to collectively evaluated loans made up $3.9 million of the total recorded ACLL of $4.3 million as of December 31, 2023. The collectively evaluated ACLL consists of quantitative and qualitative components.

The quantitative component consists of loss estimates derived from an average charge off or loss rate methodology using primarily internal observations of historical loan losses adjusted for estimated prepayment and forecasts of future conditions over a reasonable and supportable period. These estimates consider large amounts of data in tabulating loss and prepayment rates and require complex calculations as well as management judgment in the selection of appropriate inputs.

In addition to the quantitative component, the collectively evaluated ACLL also includes a qualitative component which aggregates management’s assessment of available information relevant to assessing collectability that is not captured in the quantitative loss estimation process. Factors considered by management in developing its qualitative estimates include: economic conditions, concentrations of credit, interest rates, ability of staff, loan review, trends in loan quality, policy changes and changes in the nature and/or volume of loans.

Management exercised significant judgment when estimating the ACLL on collectively evaluated loans. We identified the estimation of the collectively evaluated ACLL as a critical audit matter as auditing the collectively evaluated ACLL involved especially complex and subjective auditor judgment in evaluating management’s assessment of the inherently subjective estimates.

The primary audit procedures we performed to address this critical audit matter included:

●	Substantively testing management’s process for measuring the collectively evaluated ACLL, including:
o

Evaluating conceptual soundness, assumptions, and key data inputs of the Company’s loss rate methodology, including the identification of loan segments, the calculation of loss rate inputs, and the calculation of prepayment rate inputs for each segment.

o	Evaluating the methodology and testing the reasonableness of incorporating reasonable and supportable forecasts in the collectively evaluated ACLL estimate.
o	Evaluating the completeness and accuracy of data inputs used as a basis for the qualitative factors.
o	Evaluating the qualitative factors for directional consistency in comparison to prior periods and for reasonableness in comparison to underlying supporting data.
o	Testing the mathematical accuracy of the ACLL for collectively evaluated loans including both the quantitative and qualitative components of the calculation.

/s/ YOUNT, HYDE & BARBOUR, P.C.

We have served as the Company's auditor since 2021.

Richmond, Virginia

March 11, 2024

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31,	2023	2022

Assets

Cash and due from banks	$44,404,473	$6,414,822
Federal funds sold and other interest-bearing deposits	285,864	848,715
Cash and cash equivalents	44,690,337	7,263,537
Certificates of deposit in other banks	100,000	100,000
Securities available for sale, at fair value	164,084,673	126,314,449
Securities held to maturity, at amortized cost less allowance for credit losses of $35,627 and $0	20,163,622	20,508,997
Equity security, at fair value	507,130	489,145
Restricted stock, at cost	863,500	1,332,500
Mortgage loans held for sale	-	428,355
Loans, less allowance for credit losses of $4,285,247 and $4,150,198	523,308,044	516,920,540
Premises and equipment, net	6,583,452	6,186,594
Accrued interest receivable	2,180,734	1,815,784
Deferred income taxes, net	8,312,482	8,392,658
Other real estate owned, net	1,242,365	1,242,365
Bank owned life insurance	14,930,754	14,585,342
Goodwill and other intangibles, net	7,034,424	7,042,752
Other assets	5,939,309	5,587,654
	$799,940,826	$718,210,672

Liabilities and Stockholders' Equity

Deposits
Noninterest-bearing	$115,284,706	$126,695,349
Interest-bearing	565,678,145	496,915,775
Total deposits	680,962,851	623,611,124
Securities sold under repurchase agreements	6,760,493	5,175,303
Federal Home Loan Bank of Atlanta advances	5,000,000	20,000,000
Federal Reserve Bank advances	33,000,000	-
Long-term debt, net of issuance costs	13,212,378	15,095,642
Accrued interest payable	1,482,773	349,910
Other liabilities	7,344,040	6,203,730
	747,762,535	670,435,709
Stockholders' equity
Common stock, par value $.01 per share, authorized 5,000,000 shares; issued and outstanding 3,116,966 shares in 2023 and 3,071,214 shares in 2022	31,170	30,712
Additional paid-in capital	30,398,080	29,549,914
Retained earnings	39,433,185	35,300,166
Accumulated other comprehensive loss	(17,684,144)	(17,105,829)
	52,178,291	47,774,963
	$799,940,826	$718,210,672

The accompanying notes are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

Years Ended December 31,	2023	2022

Interest income
Loans, including fees	$25,730,722	$22,565,034
Investment securities - taxable	4,299,206	2,981,300
Investment securities - tax exempt	554,396	570,655
Federal funds sold and other interest earning assets	738,814	152,664
Total interest income	31,323,138	26,269,653

Interest expense
Deposits	7,971,094	1,375,691
Securities sold under repurchase agreements	41,873	12,768
Federal Home Loan Bank advances	485,886	93,079
Federal Reserve Bank advances	823,319	-
Long-term debt	584,953	664,620
Total interest expense	9,907,125	2,146,158
Net interest income	21,416,013	24,123,495

(Recovery of) provision for credit losses	(570,000)	475,000

Net interest income after (recovery of) provision for credit losses	21,986,013	23,648,495

Noninterest income
Service charges on deposit accounts	792,941	777,901
Mortgage banking income	96,997	214,043
Bank owned life insurance income	345,412	229,179
Fair value adjustment of equity security	5,445	(62,094)
Gain on sale of SBA loans	19,392	158,123
Gain on insurance proceeds, net	4,406	673,483
Other fees and commissions	326,907	303,303
Total noninterest income	1,591,500	2,293,938

Noninterest expense
Salaries	7,544,773	7,865,194
Employee benefits	2,000,932	1,798,150
Occupancy	874,775	890,926
Furniture and equipment	983,126	891,250
Professional services	642,365	894,715
Automated teller machine and debit card expenses	509,120	473,917
Federal Deposit Insurance Corporation premiums	339,016	180,196
Postage, delivery, and armored carrier	266,647	235,412
Advertising	270,308	258,032
Other real estate owned, net	(235,538)	21,705
Other	1,946,402	1,857,783
Total noninterest expense	15,141,926	15,367,280

Income before income taxes	8,435,587	10,575,153
Income taxes	2,017,250	2,485,026
Net income	$6,418,337	$8,090,127

Earnings per common share - basic	$2.08	$2.66
Earnings per common share - diluted	$2.08	$2.66

 The accompanying notes are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

Years Ended December 31,	2023	2022

Net income	$6,418,337	$8,090,127

Other comprehensive loss, net of income taxes:

Total unrealized gain (loss) on investment securities available for sale	811,381	(21,675,430)
Income tax (expense) benefit	(223,273)	5,964,537
Net unrealized gain (loss) on investment securities available for sale	588,108	(15,710,893)

Total unrealized loss on derivatives	(1,563,527)	-
Income tax benefit	397,104	-

Net unrealized loss on derivatives	(1,166,423)	-

Total other comprehensive loss	(578,315)	(15,710,893)
Total comprehensive income (loss)	$5,840,022	$(7,620,766)

The accompanying notes are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

			Additional		Accumulated other	Total
	Common stock		paid-in	Retained	comprehensive	stockholders'
	Shares	Par value	capital	earnings	income (loss)	equity

Balance, December 31, 2021	3,037,137	$30,372	$28,857,422	$29,128,600	$(1,394,936)	$56,621,458

Net income	-	-	-	8,090,127	-	8,090,127
Other comprehensive loss	-	-	-	-	(15,710,893)	(15,710,893)
Cash dividends, $0.63 per share	-	-	-	(1,918,561)	-	(1,918,561)
Dividends reinvested	34,077	340	692,492	-	-	692,832

Balance, December 31, 2022	3,071,214	30,712	29,549,914	35,300,166	(17,105,829)	47,774,963

Net income	-	-	-	6,418,337	-	6,418,337
Other comprehensive loss	-	-	-	-	(578,315)	(578,315)
Stock-based compensation	2,000	20	42,768	-	-	42,788
Cash dividends, $0.66 per share	-	-	-	(2,033,981)	-	(2,033,981)
Reclassification due to the adoption of ASU 2016-13	-	-	-	(243,494)	-	(243,494)
Dividends reinvested	43,752	438	805,398	(7,843)	-	797,993
Balance, December 31, 2023	3,116,966	$31,170	$30,398,080	$39,433,185	$(17,684,144)	$52,178,291

The accompanying notes are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31,	2023	2022

Reconciliation of net income to net cash provided by operating activities
Net income	$6,418,337	$8,090,127
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	510,087	482,489
(Recovery of) provision for credit losses	(570,000)	475,000
(Accretion) amortization of right of use asset	(6,566)	4,355
Equity security dividends reinvested	(12,540)	(7,634)
Unrealized (gain) loss on equity security	(5,445)	62,094
Gain on sale of SBA loans	(19,392)	(158,123)
Deferred tax expense (benefit)	392,170	(250,672)
Gain on sale of other real estate owned	(235,538)	-
Gain on sale of premises and equipment	(9,000)	-
Gain on insurance proceeds	(4,406)	(673,483)
Gain on fair value hedge	(45,721)	-
Stock based compensation	42,788	-
Amortization of debt issuance costs	5,625	5,625
Amortization of premiums and (accretion of discounts), net	(332,172)	(224,663)
Bank owned life insurance cash surrender value	(345,412)	(229,179)
Increase (decrease) in
Deferred loan fees and costs, net	(35,196)	(111,160)
Accrued interest payable	1,132,863	54,000
Other liabilities	(494,845)	396,538
Decrease (increase) in
Mortgage loans held for sale	428,355	(301,855)
Accrued interest receivable	(364,950)	(206,721)
Other assets	(544,632)	(250,776)
Net cash provided by operating activities	5,904,410	7,155,962

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31,	2023	2022

Cash flows from investing activities
Proceeds from maturity and call of securities
Available for sale	12,910,294	19,994,811
Held to maturity	431,420	1,456,420
Purchase of securities
Available for sale	(49,742,119)	(19,193,215)
Redemption of certificates of deposit	-	250,000
Loans made to customers, net of principal collected	(5,813,615)	(35,960,009)
Proceeds from sale of loans	-	1,250,154
Redemption (purchase) of stock in FHLB of Atlanta	469,000	(657,100)
Purchase of bank owned life insurance	-	(2,800,000)
Proceeds from sale of other real estate owned	235,538	-
Proceeds from sale of premises and equipment	9,000	-
Proceeds from insurance	4,406	711,214
Purchases of premises, equipment and software	(863,417)	(410,843)
Net cash used in investing activities	(42,359,493)	(35,358,568)

Cash flows from financing activities
Net increase (decrease) in
Noninterest-bearing deposits	(11,410,643)	2,519,734
Interest-bearing deposits	68,832,213	(5,162,357)
Securities sold under repurchase agreements	1,585,190	(238,722)
Federal Home Loan Bank of Atlanta advances	(15,000,000)	15,000,000
Federal Reserve Bank advances	33,000,000	-
Long-term debt principal payments	(1,888,889)	(1,888,889)
Dividends paid, net of reinvestments	(1,235,988)	(1,225,729)
Net cash provided by financing activities	73,881,883	9,004,037

Net increase (decrease) in cash and cash equivalents	37,426,800	(19,198,569)

Cash and cash equivalents at beginning of period	7,263,537	26,462,106
Cash and cash equivalents at end of period	$44,690,337	$7,263,537

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$8,830,152	$2,239,129
Cash paid during the period for income taxes	2,390,848	3,365,318
Supplemental disclosure of non-cash transactions:
Net unrealized gain (loss) on securities available for sale	811,381	(21,675,430)

Farmers and Merchants Bancshares, Inc.

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

Business

The Bank provides banking services to individuals and businesses located in Baltimore County, Maryland, Carroll County, Maryland and surrounding areas of northern Maryland. The Insurance Subsidiary is a captive insurance entity that provides insurance coverage for the Bank. The Bank chose to not renew coverage effective on November 7, 2022, but may do so in the future, The Insurance Subsidiary is still responsible for claims for events that occurred prior to November 7, 2022. Reliable Community Financial Services, Inc. is licensed to provide a wide range of investment and insurance products to its customers but is inactive.

On October 1, 2020, Farmers and Merchants Bancshares, Inc. acquired Carroll Bancorp, Inc. (“Carroll”) and the Bank acquired Carroll’s wholly-owned subsidiary, Carroll Community Bank, in a series of merger transactions (collectively, the “Merger”). As a result of the Merger, Carroll was merged with and into Farmers and Merchants Bancshares, Inc., with Farmers and Merchants Bancshares, Inc. as the surviving corporation, and Carroll Community Bank merged with and into the Bank, with the Bank as the surviving bank. The Merger was intended to constitute a tax-free reorganization for federal income tax purposes.

Reclassifications

Certain reclassifications have been made to the 2022 financial statements to conform to the current year presentation. These reclassifications had no effect on net income or stockholders’ equity.

Cash and cash equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, money market funds, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

Comprehensive (loss) income

Comprehensive (loss) income includes net income and the unrealized gains or losses on investment securities available for sale and derivative financial instruments, net of income taxes.

Farmers and Merchants Bancshares, Inc.

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies (continued)

Investment securities

As debt securities are purchased, management determines if the securities should be classified as held to maturity or available for sale. Securities that management has the intent and ability to hold to maturity are recorded at amortized cost, which is cost adjusted for amortization of premiums and accretion of discounts. Discounts are accreted through maturity. Premiums are amortized through the earliest call date. Securities held to meet liquidity needs or that may be sold before maturity are classified as available for sale and carriedat fair value with unrealized gains and losses included in stockholders’ equity on an after-tax basis. Gains and losses on disposal are determined using the specific-identification method. The Company amortizes premiums and accretes discounts using the interest method. Declines in the fair value of individual available-for-sale securities below their amortized cost due to credit-related factors are recognized as an allowance for credit losses. Credit-related factors affecting the determination of whether impairment has occurred include a downgrading of the security below investment grade by a rating agency or due to potential default, a significant deterioration in the financial condition of the issuer, increase in entity-specific credit spreads. Additionally, on any available-for-sale securities with unrealized losses, the Company evaluates its intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

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

Loans and allowance for credit losses

Loans are stated at the current amount of unpaid principal, adjusted for deferred origination costs, deferred origination fees, premiums and discounts on acquired loans, and the allowance for credit losses. Interest on loans is accrued based on the principal amounts outstanding. Origination fees and costs, along with premiums and accretable discounts, are amortized to income over the terms of loans.

Past due status is based on the contractual terms of the loan. Management may make an exception to reporting a loan as past due, if the past due status is solely due to the loan being past maturity, the Company intends to extend the loan, and the borrower is making principal and interest payments in accordance with the terms of the matured note. The accrual of interest is discontinued when any portion of the principal or interest is 90 days past due and collateral is insufficient to discharge the debt in full. If collection of principal is evaluated as doubtful, all payments are applied to principal. Loans are individually evaluated when, based on current information, management considers it unlikely that the collection of principal and interest payments will be made according to contractual terms when due. Generally, loans are not reviewed for impairment until the accrual of interest has been discontinued, the loans are included on the watch list, or the loans are experiencing financial difficulties.

Farmers and Merchants Bancshares, Inc.

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies (continued)

As further discussed below, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” on January 1, 2023. FASB Accounting Standards Codification (“ASC”) Topic 326 replaced the previous “incurred loss” model for measuring credit losses, which encompassed allowances for current known and inherent losses within the portfolio, with an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. The new CECL model requires the measurement of all expected credit losses for financial assets measured at amortized cost and certain off-balance sheet credit exposures based on historical experience, current conditions, and reasonable and supportable forecasts. In connection with the adoption of ASC Topic 326, we revised certain accounting policies and implemented certain accounting policy elections. Results for reporting periods beginning after January 1, 2023 will be presented under ASC Topic 326, while periods prior to January 1, 2023 will be reported in accordance with generally accepted accounting practices in the United States (“GAAP”) applicable for the time period. The revised accounting policies are described below.

Allowance for Credit Losses - Held-to-Maturity Securities: The allowance for credit losses on held-to-maturity securities is a contra-asset valuation account, calculated in accordance with ASC Topic 326, which is deducted from the amortized cost basis of held-to-maturity securities to present management’s best estimate of the net amount expected to be collected. Held-to-maturity securities are charged-off against the allowance when deemed uncollectible by management. Adjustments to the allowance are reported in our income statement as a component of credit loss expense. Management measures expected credit losses on held-to-maturity securities on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Management has made the accounting policy election to exclude accrued interest receivable on held-to-maturity securities from the estimate of credit losses. Further information regarding our policies and methodology used to estimate the allowance for credit losses on held-to-maturity securities is presented in Note 3 – Investment Securities.

Allowance For Credit Losses - Available-for-Sale Securities: For available-for-sale securities in an unrealized loss position, we first assess whether (i) we intend to sell the security or (ii) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either case is affirmative, any previously recognized allowances are charged-off and the security’s amortized cost is written down to fair value through income. If neither case is affirmative, the security is evaluated to determine whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive (loss) income. Adjustments to the allowance are reported in our income statement as a component of credit loss expense. Management has made the accounting policy election to exclude accrued interest receivable on available-for-sale securities from the estimate of credit losses. Available-for-sale securities are charged-off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible by management or when either of the aforementioned criteria regarding intent or requirement to sell is met. Prior to the adoption of ASU 2016-13, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that were deemed to be other than temporary were reflected in earnings as realized losses. In estimating other-than-temporary impairment losses prior to January 1, 2023, management considered, among other things, (i) the length of time and the extent to which the fair value had been less than cost, (ii) the financial condition and near-term prospects of the issuer and (iii) the intent and our ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Farmers and Merchants Bancshares, Inc.

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies (continued)

Allowance for Credit Losses - Loans: The allowance for credit losses on loans is a contra-asset valuation account, calculated in accordance with ASC Topic 326, which is deducted from the amortized cost basis of loans to present management’s best estimate of the net amount expected to be collected. Loans are charged-off against the allowance when deemed uncollectible by management. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Adjustments to the allowance are reported in our income statement as a component of credit loss expense. Management has made the accounting policy election to exclude accrued interest receivable on loans from the estimate of credit losses.

The amount of the allowance represents management’s best estimate of current expected credit losses on loans considering available information, from internal and external sources, relevant to assessing collectability over the loans’ contractual terms, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals and modifications unless (i) management has a reasonable expectation that a loan to an individual borrower that is experiencing financial difficulty will be modified or (ii) such extension or renewal options are not unconditionally cancellable by us and, in such cases, the borrower is likely to meet applicable conditions and likely to request extension or renewal. Relevant available information includes historical credit loss experience, current conditions and reasonable and supportable forecasts. While historical credit loss experience provides the basis for the estimation of expected credit losses, adjustments to historical loss information may be made for differences in current portfolio-specific risk characteristics, environmental conditions or other relevant factors. The allowance for credit losses is measured on a collective basis for portfolios of loans when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Expected credit losses for collateral dependent loans, including loans where the borrower is experiencing financial difficulty but foreclosure is not probable, are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

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

Farmers and Merchants Bancshares, Inc.

Notes to Consolidated Financial Statements

1.         Summary of Significant Accounting Policies (continued)

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

The measurement of expected credit losses is impacted by loan/borrower attributes and certain macroeconomic variables. Significant loan/borrower attributes utilized in our modeling processes include, among other things, (i) origination date, (ii) maturity date, (iii) payment type, (iv) collateral type and amount, (v) current risk grade, (vi) current unpaid balance, (vii) payment status/delinquency history and (viii) expected recoveries of previously charged-off amounts.

Management qualitatively adjusts model results for risk factors that are not considered within our modeling processes but are nonetheless relevant in assessing the expected credit losses within our loan pools. These qualitative factor (“Q-Factor”) and other qualitative adjustments may increase or decrease management’s estimate of expected credit losses by a calculated percentage or amount based upon the estimated level of risk. The various risks that may be considered in making Q-Factor and other qualitative adjustments include, among other things, the impact of (i) any concentrations of credit, (ii) local and national economic and business conditions, (iii) changes in the nature and volume of the underlying loans, (iv) changes in the experience, ability, and depth of our lending management and staff, (v) changes in volume and severity of past due loans, the volume of non-accrual loans, and the volume and severity of adversely classified loans, (vi) our credit review function, (vii) changes in lending policies and procedures and, (viii) other factors such as rising interest rates. Management also adjusts model results using a forecast of unemployment and Gross Domestic Product (“GDP”) comparted to the actual unemployment and GDP during the historical loan loss period used in the model. This adjustment is referred to the forward look adjustment. It reverts back to historical losses after three months.

In some cases, management may determine that an individual loan exhibits unique risk characteristics which differentiate the loan from other loans within our loan pools. In such cases, the loans are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Specific allocations of the allowance for credit losses are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other things. A loan is considered to be collateral dependent when, based upon management’s assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs if satisfaction of the loan depends on the sale of the collateral.

Allowance for Credit Losses - Off-Balance-Sheet Credit Exposures: The allowance for credit losses on off-balance-sheet credit exposures is a liability account, calculated in accordance with ASC Topic 326, representing expected credit losses over the contractual period for which we are exposed to credit risk resulting from a contractual obligation to extend credit. No allowance is recognized if we have the unconditional right to cancel the obligation. The measurement of expected credit losses is impacted by loan/borrower attributes and certain macroeconomic variables. Significant loan/borrower attributes utilized in our modeling processes include, among other things, (i) commitment utilization rate, and (ii) collateral type and amount. The allowance is reported as a component of other liabilities in our consolidated balance sheets. Adjustments to the allowance are reported in our income statement as a component of credit loss expense.

Farmers and Merchants Bancshares, Inc.

Notes to Consolidated Financial Statements

1.         Summary of Significant Accounting Policies (continued)

	December 31, 2022	January 1, 2023
	Pre-ASC 326 Adoption	Impact of ASC 326 Adoption	As Reported Under ASC 326
Assets:
Loans, gross	$521,679,143	$233,411	$521,912,554

Allowance for credit losses:

Loans:
Real estate:
Commercial	2,818,582	(448,483)	2,370,099
Construction and land development	164,596	277,317	441,913
Residential	793,919	508,579	1,302,498
Commercial	337,303	133,838	471,141
Consumer	4,706	(4,526)	180
Unallocated	31,092	(31,092)	-
Allowance for credit losses on loans	4,150,198	435,633	4,585,831

Loans, net	517,528,945	(202,222)	517,326,723

Allowance for credit losses on debt securities held to maturity	-	51,990	51,990

Net deferred tax asset	-	92,441	92,441

Liabilities:
Allowance for credit losses on off balance sheet credit exposures	-	81,723	81,723

Total equity	$49,834,244	$(243,494)	$49,590,750

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

Farmers and Merchants Bancshares, Inc.

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies (continued)

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

The Company’s derivative financial instruments are described more fully in Note 14.

Stock-based Compensation: The Company recognizes in the income statement the grant date fair value of stock awards, restricted stock and restricted stock units. The fair value related to forfeitures of stock awards, restricted stock and restricted stock units are recorded to the income statement as they occur, reducing stock-based compensation expense in that period. The Company classifies stock-based compensation as either an equity award or a liability award. Equity classified awards are valued as of the grant date using either an observable market price or a valuation methodology. Liability classified awards are valued at fair value at each reporting date. For the periods presented, all of the Company’s stock awards, restricted stock, and restricted stock units are classified as equity awards.

During the third quarter of 2023, the Company granted stock awards under the Farmers and Merchants Bancshares, Inc. 2023 Equity Compensation Plan (the “Plan). Each share of common stock subject to such awards is valued at the fair market value of such share (as defined in the Plan”) as of the grant date. Outstanding restricted stock units vest in one-third increments on the anniversary date of the grant. Compensation expense is recognized on a straight-line basis over the requisite vesting period for the entire award.

The Company’s stock-based compensation is described more fully in Note 16.

Mortgage loans held for sale and mortgage banking income

Mortgage loans held for sale are carried at the lower of aggregate cost or fair value based on the current fair value of each outstanding loan. Sales of loans are recorded when the proceeds are received, with any gain or loss recorded in mortgage banking income.

Farmers and Merchants Bancshares, Inc.

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies (continued)

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

Other real estate owned

Real estate acquired through foreclosure or by deed in lieu of foreclosure is recorded at fair value less estimated costs to sell on the date acquired establishing a new cost basis. Losses incurred at the time of acquisition of the property are charged to the allowance for credit losses. Subsequent reductions in the estimated value of the property are included with any gains or losses on sale in noninterest expense.

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

Service Charges on Deposit Accounts: The Company earns fees from its deposit customers for overdraft, monthly service fees, and other deposit account related fees. Overdraft fees are recognized when the overdraft occurs. The Company’s performance obligation for monthly service fees is generally satisfied over the period in which the service is provided. Other deposit account related fees are largely transactional based, and therefore, the Company’s performance obligation is satisfied, and related revenue recognized, at a point in time.

Interchange Income: The Company earns interchange fees from debit cardholder transactions conducted through various payment networks. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services. The Company’s analysis of its relationship with its interchange debit card provider is agent based.

Farmers and Merchants Bancshares, Inc.

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies (continued)

As a result, income from debit cardholder transactions is presented net against expenses paid to the interchange debit card provider in service charges on deposit accounts on the consolidated statements of income.

Other Service Charges and Fees: The Company earns fees from its customers for transaction-based services. Services include, safe deposit box, debit/ATM card income, cashier’s check, stop payment and wire transfer fees. In each case, these fees and service charges are recognized in income at the time or within the same period that the services are rendered.

Operating leases

The Company accounts for lease obligations in accordance with ASU 2016-02, “Leases (Topic 842).” Among other things, in the amendments in ASU 2016-02, lessees are required to recognize the following for all leases (with the exception of qualifying short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The Company has determined it has no financing or sales type leases as of the balance sheet date.

Advertising costs

Advertising costs are expensed in the period incurred and totaled $270,308 and $258,032 for the years ended December 31, 2023 and 2022, respectively.

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

Earnings per share

Earnings per share is determined by dividing net income by the weighted average number of shares of common stock outstanding, giving retroactive effect to any stock dividends. The following table shows the weighted average number of shares used in computing earnings per share and the effect of weighted average number of shares of dilutive potential common stock. Dilutive potential common stock has no effect on income available to common shareholders. There were 3,000 restricted stock units included in weighted average dilutive shares for the year ended December 31, 2023 as the shares were dilutive. There were no common stock equivalents outstanding at December 31, 2022.

Farmers and Merchants Bancshares, Inc.

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies (continued)

	Year Ended December 31,
	2023	2022

Net income	$6,418,337	$8,090,127

Weighted average shares outstanding	3,083,021	3,046,377

Effect of dilutive restricted stock units	3,000	-

Weighted average shares outstanding	3,086,021	3,046,377

Earnings per share - basic	$2.08	$2.66
Earnings per share - diluted	$2.08	$2.66

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

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this ASU are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. This ASU requires disclosure of significant segment expenses that are regularly provided to the chief operating decision mark (CODM), an amount for other segments items by reportable segment and a description of its composition, all annual disclosures required by FASB ASU Topic 280 in interim periods as well, and the title and position of the CODM and how the CODM uses the reported measures. Additionally, this ASU requires that at least one of the reported segment profit and loss measures should be the measure that is most consistent with the measurement principles used in an entity’s consolidated financial statements. Lastly, this ASU requires public business entities with a single reportable segment to provide all disclosures required by these amendments in this ASU and all existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively. The Company does not expect the adoption of ASU 2023-07 to have a material impact on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The amendments in this ASU require an entity to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, which is greater than five percent of the amount computed by multiplying pretax income by the entity’s applicable statutory rate, on an annual basis. Additionally, the amendments in this ASU require an entity to disclose the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions that are equal to or greater than five percent of total income taxes paid (net of refunds received). Lastly, the amendments in this ASU require an entity to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. This ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis; however, retrospective application is permitted. The Company does not expect the adoption of ASU 2023-09 to have a material impact on its consolidated financial statements.

Farmers and Merchants Bancshares, Inc.

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies (continued)

Recently Adopted Accounting Developments

During June 2016, FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”.  The ASU, as amended, requires an entity to measure expected credit losses for financial assets carried at amortized cost based on historical experience, current conditions, and reasonable and supportable forecasts. Among other things, the ASU also amended the impairment model for available for sale securities and addressed purchased financial assets with deterioration.   The Company adopted ASU 2016-13 as of January 1, 2023. The adjustment recorded at adoption to the overall allowance for credit losses, which consisted of adjustments to the allowance for credit losses on loans and held-to-maturity securities, as well as an adjustment to the Company’s reserve for unfunded loan commitments, was $569,346. The adjustment net of tax recorded to stockholders’ equity totaled $243,494.

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

In March 2022, FASB issued ASU 2022-01, “Derivatives and Hedging (Topic 815), Fair Value Hedging - Portfolio Layer Method.” ASU 2022-01 clarifies the guidance in ASC Topic 815 on fair value hedge accounting of interest rate risk for portfolios of financial assets and is intended to better align hedge accounting with an organization’s risk management strategies. In 2017, FASB issued ASU 2017-12 to better align the economic results of risk management activities with hedge accounting. One of the major provisions of that standard was the addition of the last-of-layer hedging method. For a closed portfolio of fixed-rate prepayable financial assets or one or more beneficial interests secured by a portfolio of prepayable financial instruments, such as mortgages or mortgage-backed securities, the last-of-layer method allows an entity to hedge its exposure to fair value changes due to changes in interest rates for a portion of the portfolio that is not expected to be affected by prepayments, defaults, and other events affecting the timing and amount of cash flows. ASU 2022-01 renames that method as the “portfolio layer method”. ASU 2022-01 was effective for the Company on January 1, 2023.

Management believes that the accounting policies adopted by management are consistent with authoritative GAAP and are consistent with those followed by our peers.

Farmers and Merchants Bancshares, Inc.

Notes to Consolidated Financial Statements

2.	Cash and Cash Equivalents

The Company normally carries balances with other banks that exceed the federally insured limit. The average balance carried in excess of the limit, including unsecured federal funds sold to the same banks, was $1,050,354 and $11,945,635 during the years ended December 31, 2023 and 2022, respectively.

Deposits held in noninterest-bearing transaction accounts are aggregated with any interest-bearing deposits the owner may hold in the same category. The combined total is insured up to $250,000.

Banks are required to carry noninterest-bearing cash reserves of specified percentages of deposit balances. The Company’s normal balances of cash on hand and on deposit with other banks are sufficient to satisfy the reserve requirements. The FRB reserve requirement was $0 at December 31, 2023 and 2022.

3.	Investment Securities

Debt securities are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair	Allowance for	Net Carrying
December 31, 2023	cost	gains	losses	value	Credit Losses	Amount

Available for sale

State and municipal	$500,000	$-	$15,192	$484,808	$-	$484,808
SBA pools	776,686	1,160	11,136	766,710	-	766,710
Corporate bonds	9,853,988	-	1,283,559	8,570,429	-	8,570,429
Mortgage-backed securities	175,742,562	1,025,623	22,505,459	154,262,726	-	154,262,726
	$186,873,236	$1,026,783	$23,815,346	$164,084,673	$-	$164,084,673

Held to maturity

State and municipal	$20,199,249	$39,537	$1,175,565	$19,063,221	$35,627	$20,163,622

	Amortized	Unrealized	Unrealized	Fair
December 31, 2022	cost	gains	losses	value

Available for sale

State and municipal	$570,122	$-	$17,841	$552,281
SBA pools	1,033,606	1,425	15,234	1,019,797
Corporate bonds	10,414,146	-	1,024,250	9,389,896
Mortgage-backed securities	137,896,519	-	22,544,044	115,352,475
	$149,914,393	$1,425	$23,601,369	$126,314,449

Held to maturity

State and municipal	$20,508,997	$4,176	$1,633,378	$18,879,795

Farmers and Merchants Bancshares, Inc.

Notes to Consolidated Financial Statements

3.	Investment Securities (continued)

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

The following table summarizes Moody's and/or Standard & Poor's bond ratings (Company’s primary credit quality indicator) for our portfolio of held-to-maturity securities issued by states and political subdivisions as of December 31, 2023 at amortized cost:

December 31, 2023
AAA	2,785,955
AA	10,434,388
A	3,808,365
BAA	250,661
Not rated	2,919,880
Total	20,199,249

Historical loss rates associated with securities having similar grades as those in our portfolio have generally not been significant. Furthermore, as of December 31, 2023, there were no past due principal or interest payments associated with these securities and none are on nonaccrual.

The following table details activity in the allowance for credit losses on held-to-maturity securities for the year ended December 31, 2023:

Year Ended
December 31, 2023

Beginning balance	$-
Impact of adopting ASC 326	51,990
Recovery of credit loss	(16,363)
Ending balance	$35,627

Available for sale securities accrued interest receivable totaled $418,549 and $310,324 and held to maturity securities accrued interest receivable totaled $121,670 and $122,874 as of December 31, 2023 and 2022, respectively.  Both are grouped in accrued interest receivable on the balance sheet.

Farmers and Merchants Bancshares, Inc.

Notes to Consolidated Financial Statements

3.	Investment Securities (continued)

Contractual maturities, shown below, will differ from actual maturities because borrowers and issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
December 31, 2023	cost	value	cost	value

Within one year	$1,259,692	$1,220,382	$230,000	$230,065
Over one to five years	1,779,830	1,708,398	666,321	652,278
Over five to ten years	7,314,466	6,126,457	5,864,476	5,654,095
Over ten years	-	-	13,438,452	12,526,783
	10,353,988	9,055,237	20,199,249	19,063,221
Mortgage-backed securities and
SBA pools, due in monthly installments	176,519,248	155,029,436	-	-
	$186,873,236	$164,084,673	$20,199,249	$19,063,221

Securities with a carrying value of $50,371,861 and $24,258,980 as of December 31, 2023 and 2022, respectively, were pledged as collateral for securities sold under repurchase agreements and other collateralized deposits.

The following table sets forth the Company’s gross unrealized losses on a continuous basis for investment securities, by category and length of time.

December 31, 2023	Less than 12 months		12 months or more		Total
Description of investments	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

State and municipal	$2,210,426	$19,997	$11,834,320	$1,170,760	$14,044,746	$1,190,757
SBA pools	-	-	659,869	11,136	659,869	11,136
Corporate bonds	341,264	58,736	8,229,165	1,224,823	8,570,429	1,283,559
Mortgage-backed securities	23,840,242	378,379	104,657,869	22,127,080	128,498,111	22,505,459
Total	$26,391,932	$457,112	$125,381,223	$24,533,799	$151,773,155	$24,990,911

Farmers and Merchants Bancshares, Inc.

Notes to Consolidated Financial Statements

3.	Investment Securities (continued)

December 31, 2022	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
Description of investments	Fair value	losses	Fair value	losses	Fair value	losses

State and municipal	$13,668,676	$1,057,412	$1,537,715	$593,807	$15,206,391	$1,651,219
SBA pools	-	-	857,259	15,234	857,259	15,234
Corporate bonds	4,184,875	356,746	4,805,021	667,504	8,989,896	1,024,250
Mortgage-backed securities	25,284,430	2,293,151	90,068,045	20,250,893	115,352,475	22,544,044
Total	$43,137,981	$3,707,309	$97,268,040	$21,527,438	$140,406,021	$25,234,747

Management has the ability and intent to hold securities classified as held to maturity until they mature, at which time the Company should receive full value for the securities. As of December 31, 2023, management did not have the intent to sell any of the securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased as well as other market conditions for each particular security based upon the structure and remaining principal balance. The fair values of the investment securities are expected to recover as the securities approach their maturity dates or repricing dates or if market yields for such investments decline. Based on the these factors, as of December 31, 2023, management believes the unrealized losses detailed in the table above are temporary and, accordingly, none of these unrealized losses have been recognized in the Company’s consolidated statement of income.

There were no security sales in 2023 or 2022.

4.	Related Party Transactions

Certain executive officers and directors of the Company, including members of their immediate families and related companies were indebted to the Company during 2023 and 2022. The loans were made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with borrowers who are not related to the Company. During the years ended December 31, 2023 and 2022, the activity of these loans was as follows:

	2023	2022

Balance, beginning of year	$12,227,721	$13,822,556
Additions	177,968	3,274,719
Amounts collected	(927,052)	(4,869,554)
Balance, end of year	$11,478,637	$12,227,721

Unused lines of credit to related parties totaled $58,000 and $208,100 at December 31, 2023 and 2022, respectively.

Letters of credit issued to related parties totaled $15,847 at December 31, 2023 and 2022.

Deposits at the Company from related parties totaled $8,314,359 and $10,138,362 at December 31, 2023 and 2022, respectively.

Payments to companies controlled by directors totaled $6,545 in 2023 and $54,624 in 2022.

Farmers and Merchants Bancshares, Inc.

Notes to Consolidated Financial Statements

5.	Loans and allowance for credit losses

Major categories of loans at December 31, 2023 and 2022 are as follows:

	2023	2022

Real estate:
Commercial	$361,942,511	$351,794,702
Construction and land development	20,446,150	23,978,373
Residential	112,789,631	114,683,149
Commercial	32,823,072	31,066,497
Consumer	165,136	156,422
	528,166,500	521,679,143
Less: Allowance for credit losses	4,285,247	4,150,198
Deferred origination fees, net of costs	573,209	608,405
	$523,308,044	$516,920,540

For purposes of monitoring the performance of the loan portfolio and estimating the allowance for credit losses, the Company's loans receivable portfolio is segmented as follows: commercial real estate, construction and land development, residential, commercial and industrial, and consumer.

Commercial real estate loans carry risks of the client’s ability to repay the loan from the cash flow derived from the underlying real estate. Risks inherent in managing a commercial real estate portfolio relate to sudden or gradual drops in property values as well as changes in the economic climate. Real estate security diminishes risks only to the extent that a market exists for the subject collateral. These risks are attempted to be mitigated by carefully underwriting loans of this type and by following appropriate loan-to-value standards. The Company generally requires personal guarantees or endorsements with respect to these loans and loan-to-value ratios for real estate-commercial loans generally do not exceed 80%.

Construction and land development real estate loans carry risks that the project will not be finished according to schedule, the project will not be finished according to budget and the value of the collateral  may, at any point in time, be less than the principal amount of the loan. Construction loans also bear the risk that the general contractor, who  may or  may not be a loan customer,  may be unable to finish the construction project as planned because of financial pressure unrelated to the project. The Company generally requires personal guarantees or endorsements with respect to these loans and loan-to-value ratios for real estate-commercial loans generally do not exceed 80%.

Residential real estate mortgage loans, including equity lines of credit, carry risks associated with the continued credit-worthiness of the borrower and the changes in the value of the collateral.

Commercial and industrial loans carry risks associated with the successful operation of a business or a real estate project, in addition to other risks associated with the ownership of real estate, because the repayment of these loans  may be dependent upon the profitability and cash flows of the business or project. In addition, there is risk associated with the value of collateral other than real estate which  may depreciate over time and cannot be appraised with as much precision.

Consumer loans carry risks associated with the continued credit-worthiness of the borrower and the value of the collateral. The Company's consumer loans consist primarily of installment loans made to individuals for personal, family and household purposes. These risks are attempted to be mitigated by following appropriate loan-to-value standards and an experienced management team for this type of portfolio.

Farmers and Merchants Bancshares, Inc.

Notes to Consolidated Financial Statements

5.	Loans (continued)

The following tables present the amortized cost basis of loans on nonaccrual status and loans past 90 days or more still accruing as of December 31, 2023 and 2022:

	Nonaccrual	Nonaccrual
	With No	With
	Allowance	Allowance
	for Credit Loss	for Credit Loss
December 31, 2023
Real estate:
Commercial	$-	$502,961
Construction and land development	-	-
Residential	-	-
Commercial	-	152,449
Consumer	-	-
	$-	$655,410

December 31, 2022
Real estate:
Commercial	$-	$502,961
Construction and land development	-	-
Residential	-	-
Commercial	-	152,449
Consumer	-	-
	$-	$655,410

The Company did not recognize any interest income on nonaccrual loans during the year ended December 31, 2023 or the year ended December 31, 2022.

Farmers and Merchants Bancshares, Inc.

Notes to Consolidated Financial Statements

5.	Loans (continued)

At December 31, 2023, the Company had one non-accrual commercial real estate loan totaling $502,961 and one non-accrual commercial loan totaling $152,449. The commercial loan was secured by business assets and a personal guaranty. Gross interest income of $45,856 would have been recorded in 2023 if these non-accrual loans had been current and performing in accordance with the original terms. The Company allocated $450,000 of its allowance for credit losses to these non-accrual loans.

At December 31, 2022, the Company had one non-accrual commercial real estate loan totaling $502,961 and one non-accrual commercial loan totaling $152,449. The commercial loan was secured by business assets and a personal guaranty. Gross interest income of $45,856 would have been recorded in 2022 if these non-accrual loans had been current and performing in accordance with the original terms. The Company allocated $281,910 of its allowance for credit losses to these non-accrual loans.

An age analysis of past due loans, segregated by class of loans, as of year-end, is as follows:

			90 Days				Past Due 90
	30 - 59 Days	60 - 89 Days	or More	Total		Total	Days or More
	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing
December 31, 2023
Real estate:
Commercial	$-	$-	$502,961	$502,961	$361,439,550	$361,942,511	$-
Construction and land development	-	-	-	-	20,446,150	20,446,150	-
Residential	161,431	-	-	161,431	112,628,200	112,789,631	-
Commercial	-	-	152,449	152,449	32,670,623	32,823,072	-
Consumer	1,163	-	-	1,163	163,973	165,136	-
Total	$162,594	$-	$655,410	$818,004	$527,348,496	$528,166,500	$-

December 31, 2022
Real estate:
Commercial	$-	$-	$502,961	$502,961	$351,291,741	$351,794,702	$-
Construction and land development	-	-	-	-	23,978,373	23,978,373	-
Residential	311,409	-	-	311,409	114,371,740	114,683,149	-
Commercial	-	-	152,449	152,449	30,914,048	31,066,497	-
Consumer	-	-	-	-	156,422	156,422	-
Total	$311,409	$-	$655,410	$966,819	$520,712,324	$521,679,143	$-

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of December 31, 2023:

Real estate:
Commercial	$2,515,103
Construction and land development	-
Residential	275,622
Commercial	152,449
Consumer	-
$2,943,174

Farmers and Merchants Bancshares, Inc.

Notes to Consolidated Financial Statements

5.	Loans (continued)

Impaired loans, segregated by class of loans with average recorded investment and interest recognized for the year ended December 31, 2022 are set forth in the following table:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded	Interest
	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
December 31, 2022
Commercial real estate	$7,019,415	$6,516,454	$502,961	$7,019,415	$129,461	$3,509,708	$223,476
Residential real estate	256,350	256,350	-	256,350	-	$128,175	10,594
Commercial	152,449	-	152,449	152,449	152,449	$76,224	-
	$7,428,214	$6,772,804	$655,410	$7,428,214	$281,910	$3,714,107	$234,070

From time to time, loans to borrowers experiencing financial difficulty may be modified. Generally, the modifications we grant are extensions of terms, deferrals of payments for an extended period or interest rate reductions. Occasionally, we may modify a loan by providing principal forgiveness. In some cases, we will modify a loan by providing multiple types, or combinations, of concessions.

The following table presents the amortized cost basis of loans at December 31, 2023 that were both experiencing financial difficulty and modified during the year ended December 31, 2023, by class and type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of loans is also presented below. There was one modification to a borrower experiencing financial difficulty during the year ended December 31, 2023. The term of the loan was extended by three months. The loans was not delinquent at December 31, 2023 and was not in default.

		Total Class
	Term	of Financing
	Extension	Receivable

Commercial real estate	$1,973,558	0.55%

Total	$1,973,558	0.37%

Accrued interest receivable on loans totaled $1,539,332 and $1,373,078 at December 31, 2023 and 2022, respectively, and is included accrued interest receivable on the balance sheet.

Farmers and Merchants Bancshares, Inc.

Notes to Consolidated Financial Statements

5.	Loans (continued)

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

Loans by credit grade, segregated by loan type, at year-end, are as follows:

Farmers and Merchants Bancshares, Inc.

Notes to Consolidated Financial Statements

5.	Loans (continued)

	Term Loans Amortized Cost Basis by Origination

							Revolving
	2023	2022	2021	2020	2019	Prior	Loans	Total
Commercial Real Estate

Pass	$27,500,909	$73,944,442	$54,973,818	$20,540,492	$25,102,276	$147,755,491	$2,694,268	$352,511,696
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	9,430,815	-	9,430,815
Doubtful	-	-	-	-	-	-	-	-
Total	$27,500,909	$73,944,442	$54,973,818	$20,540,492	$25,102,276	$157,186,306	$2,694,268	$361,942,511

Construction and Land Development

Pass	$3,359,456	$6,519,085	$4,623,119	$642,571	$309,038	$4,992,881	$-	$20,446,150
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$3,359,456	$6,519,085	$4,623,119	$642,571	$309,038	$4,992,881	$-	$20,446,150

Residential Real Estate

Pass	$10,109,347	$18,603,074	$9,870,791	$6,793,326	$16,218,714	$40,015,758	$9,501,733	$111,112,743
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	1,676,888	-	1,676,888
Doubtful	-	-	-	-	-	-	-	-
Total	$10,109,347	$18,603,074	$9,870,791	$6,793,326	$16,218,714	$41,692,646	$9,501,733	$112,789,631

Commercial

Pass	$7,016,763	$8,074,370	$3,264,342	$1,225,297	$884,537	$910,042	$11,295,272	$32,670,623
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	152,449	-	-	152,449
Doubtful	-	-	-	-	-	-	-	-
Total	$7,016,763	$8,074,370	$3,264,342	$1,225,297	$1,036,986	$910,042	$11,295,272	$32,823,072

Consumer

Pass	$92,295	$32,771	$4,179	$4,895	$7,226	$2	$-	$141,368
Special Mention	-	-	-	-	-	-	-	-
Substandard	6,106	-	1,524	-	-	-	-	7,630
Doubtful	-	-	-	-	-	-	16,138	16,138
Total	$98,401	$32,771	$5,703	$4,895	$7,226	$2	$16,138	$165,136

Aggregate total

Pass	$48,078,770	$107,173,742	$72,736,249	$29,206,581	$42,521,791	$193,674,174	$23,491,273	$516,882,580
Special Mention	-	-	-	-	-	-	-	-
Substandard	6,106	-	1,524	-	152,449	11,107,703	-	11,267,782
Doubtful	-	-	-	-	-	-	16,138	16,138
Total	$48,084,876	$107,173,742	$72,737,773	$29,206,581	$42,674,240	$204,781,877	$23,507,411	$528,166,500

Farmers and Merchants Bancshares, Inc.

Notes to Consolidated Financial Statements

5.	Loans (continued)

December 31, 2022	Excellent	Above average	Average	Acceptable	Pass watch	Special mention	Substandard	Doubtful	Total

Real estate:
Commercial	$-	$-	$65,908,980	$201,854,424	$70,826,837	$3,558,954	$9,645,507	$-	$351,794,702
Construction and land development	-	-	3,845,351	12,087,402	8,045,620	-	-	-	23,978,373
Residential	15,613	573,108	35,774,807	63,833,864	10,815,681	1,397,282	2,272,794	-	114,683,149
Commercial	178,916	-	4,347,337	16,039,145	9,773,961	574,689	152,449	-	31,066,497
Consumer	722	15,715	93,684	4,439	6,481	-	-	35,381	156,422
	$195,251	$588,823	$109,970,159	$293,819,274	$99,468,580	$5,530,925	$12,070,750	$35,381	$521,679,143

The following tables detail activity in the allowance for credit losses by portfolio for the years ended December 31, 2023 and 2022. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

							Allowance for credit losses ending		Outstanding loan balances
			Provision for				balance evaluated for impairment:		evaluated:
	Beginning	Impact of ASC	(recovery of)	Charge		Ending
December 31, 2023	balance	326 Adoption	credit losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$2,818,582	$(448,483)	$79,889	$-	$-	$2,449,988	$297,551	$2,152,437	$2,515,103	$359,427,408
Construction and land development	164,596	277,317	(200,665)	-	11,925	253,173	-	253,173	-	20,446,150
Residential	793,919	508,579	(676,608)	-	387,048	1,012,938	-	1,012,938	275,622	112,514,009
Commercial	337,303	133,838	22,361	-	-	493,502	152,449	341,053	152,449	32,670,623
Consumer	4,706	(4,526)	1,900	-	-	2,080	-	2,080	-	165,136
Unallocated	31,092	(31,092)	73,566	-	-	73,566	-	73,566	-	-
	$4,150,198	$435,633	$(699,557)	$-	$398,973	$4,285,247	$450,000	$3,835,247	$2,943,174	$525,223,326

						Allowance for loan losses ending			Outstanding loan balances
		Provision				balance evaluated for impairment:			evaluated for impairment:
	Beginning	for loan	Charge		Ending	Purchase Credit			Purchase Credit
December 31, 2022	balance	losses	offs	Recoveries	balance	Individually	Impaired	Collectively	Individually	Impaired	Collectively

Real estate:
Commercial	$2,482,930	$343,424	$(7,772)	$-	$2,818,582	$129,461	$-	$2,689,121	$7,019,415	$-	$344,775,287
Construction and land development	214,547	(66,151)	-	16,200	164,596	-	-	164,596	-	369,622	23,608,751
Residential	603,558	171,391	-	18,970	793,919	-	-	793,919	256,350	209,583	114,217,216
Commercial	255,413	84,358	(2,468)	-	337,303	152,449	-	184,854	152,449	-	30,914,048
Consumer	4,370	336	-	-	4,706	-	-	4,706	-	-	156,422
Unallocated	89,450	(58,358)	-	-	31,092	-	-	31,092	-	-	-
	$3,650,268	$475,000	$(10,240)	$35,170	$4,150,198	$281,910	$-	$3,868,288	$7,428,214	$579,205	$513,671,724

Farmers and Merchants Bancshares, Inc.

Notes to Consolidated Financial Statements

5.	Loans (continued)

Loans acquired from Carroll Community Bank in 2020 were measured at fair value at the acquisition date with no carryover of any allowance for credit losses. The following table provides activity for the accretable credit discount of purchased loans:

Balance at December 31, 2022	$930,973
Transfer to accretable	-
Accretion	(391,635)
Balance at December 31, 2023	$539,338

During 2022, accretion of $698,269 was recorded.

At December 31, 2023, the nonaccretable difference on purchased credit impaired loans was $0, a decrease of $233,411 from December 31, 2022 as a result of the adoption of ASU 2016-13 for credit losses. At December 31, 2023, the remaining yield premium on purchased loans was $509,087. Yield premium amortization was $369,669 and $526,377 in 2023 and 2022, respectively. At December 31, 2023, the principal balance of purchased loans was $74,146,002 and the carrying value was $74,115,751.

The following table details activity in the allowance for credit losses on unfunded loan commitments:

2023

Balance at December 31, 2022	$-
Impact of adopting ASC 326	81,723
Credit loss expense	145,920
Balance at December 31, 2023	$227,643

The following table provides a summary of all of the components of the allowance for credit losses:

	Year Ended December 31, 2023
	Held to maturity securities	Loans	Unfunded loan commitments	Total

Beginning balance	$-	$4,150,198	$-	$4,150,198
Impact of adopting ASC 326	51,990	435,633	81,723	569,346
Provision for (recovery of) credit losses	(16,363)	(699,557)	145,920	(570,000)
Charge-offs	-	-	-	-
Recoveries	-	398,973	-	398,973
Ending balance	$35,627	$4,285,247	$227,643	$4,548,517

Loans having an aggregate balance of approximately $468.3 million were pledged as collateral to the FHLB as of December 31, 2023. Loans having an aggregate balance of approximately $59.7 million were pledged as collateral to the Federal Reserve Bank of Richmond (the “FRB”) as of December 31, 2023. At December 31, 2023 and 2022, the Company serviced participation loans for others totaling $15.5 and $13.5 million, respectively.

Farmers and Merchants Bancshares, Inc.

Notes to Consolidated Financial Statements

5.	Loans (continued)

The Company makes loans to customers located primarily in Baltimore County and Carroll County, Maryland and in surrounding areas of northern Maryland. Although management believes that the loan portfolio is diversified, many loans are secured by real estate and its performance will be influenced by the economy of the region, including local real estate markets.

6.	Premises and Equipment

A summary of premises and equipment is as follows:

	Useful lives (in years)			2023	2022

Land and improvements		-		$2,602,998	$2,602,998
Buildings and improvements	15	-	39	6,718,452	6,171,003
Furniture and equipment	3		10	5,442,669	5,162,976
				14,764,119	13,936,977
Accumulated depreciation and amortization				8,180,667	7,750,383
				$6,583,452	$6,186,594

Depreciation and amortization expense				$466,559	$445,939

In July 2022, the Company’s Upperco, Maryland location incurred significant storm damage to the building and its contents. Insurance proceeds of $779,064 were received. Of that amount, $67,850 was used to repair the roof. The remainder, less the book value of the damaged portion of the building and contents of $37,732, resulted in a gain of $673,483.

Software with a net book value of $66,375 and $90,927 as of December 31, 2023 and 2022, respectively, is included in other assets. Amortization expense of $43,528 and $36,550 was recorded in 2023 and 2022, respectively.

7.	Goodwill and Other Intangibles

The Merger resulted in the recording of goodwill and CDI. The following table presents the changes in both assets:

	Goodwill	CDI	Total

Balance at December 31, 2021	$6,978,208	$72,872	$7,051,080
Amortization	-	(8,328)	(8,328)
Balance at December 31, 2022	6,978,208	64,544	7,042,752
Amortization	-	(8,328)	(8,328)
Balance at December 31, 2023	$6,978,208	$56,216	$7,034,424

The CDI is being amortized over 10 years on a straight-line basis. Annual amortization will be $8,328 per year and $6,246 in year 10. Since the Merger was a tax-free reorganization, neither the goodwill nor CDI is deductible for income tax purposes. A goodwill impairment analysis is performed annually as of September 30, 2023.

Farmers and Merchants Bancshares, Inc.

Notes to Consolidated Financial Statements

8.	Commitments and Contingencies

Lease Commitments

The Company has an operating lease for the land on which the Hampstead branch is located. The initial term of the lease expired on September 30, 2009 and the lease was renewed for three five year terms with an expiration date of September 30, 2024. The lease has options to renew for five additional consecutive five- year terms. Effective in July 2012, the Company entered into an operating lease for certain facilities where the Greenmount branch is located. The initial term of the lease was for five years and, effective January 2018, the lease has been renewed for one five-year term with an option to renew for an additional five-year term. The Company entered into an operating lease for the corporate headquarters in June 2015. In July 2019, the lease was amended to increase the amount of space. The lease was renewed in June 2020 with options to renew for three additional consecutive five year terms. In May 2018, the Company entered into a lease for its Carroll Lutheran Village branch with a term of five years and the option to renew for two additional five year terms.

The following table shows operating lease right of use assets and operating lease liabilities as of December 31, 2023:

	Consolidated Balance Sheet classification	December 31, 2023	December 31, 2022
Operating lease right of use asset	Other assets	$794,484	$943,933
Operating lease liabilities	Other liabilities	1,010,461	1,166,476

Operating lease cost included in occupancy expense in the statement of income was $184,300 during 2023 and $188,909 during 2022.

Future undiscounted lease payments for operating leases with initial terms of one year or more as of December 31, 2023 are as follows:

Year	Amount

2024	$193,232
2025	198,886
2026	204,718
2027	210,735
2028	134,782
Thereafter	147,198
Total lease payments	1,089,551
Less imputed interest	(79,090)
Present value of operating lease liabilities	$1,010,461

For operating leases as of December 31, 2023, the weighted average remaining lease term is 5.57 years and the weighted average discount rate is 3.25%. During the years ended December 31, 2023 and 2022, cash paid for amounts included in the measurement of lease liabilities was $190,866 and $184,554, respectively.

Farmers and Merchants Bancshares, Inc.

Notes to Consolidated Financial Statements

8.	Commitments and Contingencies (continued)

Outstanding loan commitments, unused lines of credit, and letters of credit as of December 31, were as follows:

	2023	2022

Loan commitments
Construction and land development	$8,575,337	$911,500
Commercial	17,877,375	398,046
Commercial real estate	7,277,500	9,264,000
Residential	2,195,000	3,402,371
	$35,925,212	$13,975,917

Unused lines of credit
Home-equity lines	$11,395,790	$12,086,758
Commercial lines	46,610,690	25,464,025
	$58,006,480	$37,550,783

Letters of credit	$1,339,391	$1,403,956

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

Insurance Reserves

Until November 6, 2022, through reinsurance and pooling arrangements, the Insurance Subsidiary insured risks of the Bank (primarily professional liability) that were not available in typical commercially available policies. In addition, the Insurance Subsidiary, as one protected cell of a protected cell captive insurance company, is responsible for a portion of all claims filed by the other captive insurance companies that participate in the pool in which the Insurance Subsidiary participates. The Company records liabilities for claims incurred but not reported based on historical loss information and claim emergence patterns. Total liabilities related to Insurance Subsidiary claims at December 31, 2023 and 2022 were $332,364 and $530,720, respectively, and are included in other liabilities in the Consolidated Balance Sheet. The Bank did not renew the policy through the Insurance Subsidiary after the previous policy expired on November 6, 2022. The Bank may renew the policy at a later date.

Farmers and Merchants Bancshares, Inc.

Notes to Consolidated Financial Statements

9.	Retirement Plans

The Company has a profit sharing plan qualifying under Section 401(k) of the Internal Revenue Code. All employees age 21 or more with six months of service are eligible for participation in the plan. The Company matches employee contributions up to 4% of total compensation and may make additional discretionary contributions. Employee and employer contributions are 100% vested when made. The Company’s contributions to this plan were $261,337 and $256,251 for 2023 and 2022, respectively.

The Company has entered into agreements with 12 employees to provide certain life insurance benefits payable in connection with policies of life insurance on those employees that are owned by the Company. Each of the agreements provides for the amount of death insurance benefits to be paid to beneficiaries of the insured. Some of the policies provide benefits subsequent to the employee’s employment with the Company. For this plan, the Company expensed $7,337 and $6,809 in 2023 and 2022, respectively.

The Company adopted supplemental executive retirement plans for four of its executives. The plans provide cash compensation to the executive officers under certain circumstances, including a separation of service. The benefits vest over the period from adoption to a specified age for each executive. The Company recorded expenses, including interest, of $165,751 and $154,911 in 2023 and 2022, respectively, for these plans.

Retirement plan expenses are included in employee benefits on the Consolidated Statements of Income.

10.	Interest-Bearing Deposits

Major classifications of interest-bearing deposits are as follows:

	2023	2022

NOW	$137,733,333	$135,716,736
Money market	71,517,344	99,173,640
Savings	86,015,383	103,308,454
Certificates of deposit, greater than $250,000	63,400,261	37,976,238
Other time deposits	207,011,824	120,740,707
	$565,678,145	$496,915,775

As of December 31, 2023, certificates of deposit mature as follows:

Year	Amount

2024	$213,140,147
2025	19,413,317
2026	9,266,847
2027	1,348,698
2028	27,243,076
$270,412,085

In connection with the Merger, the Company recognized a certificate of deposit premium of $616,377, which is being accreted using the interest method based upon the maturity of each certificate of deposit. Accretion of $69,843 and $160,923 were recorded in 2023 and 2022, respectively.

Farmers and Merchants Bancshares, Inc.

Notes to Consolidated Financial Statements

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

Specific information about the Company’s borrowings and contractual obligations is set forth in the following table:

		2023	2022
Amount oustanding at year-end:
Securities sold under repurchase agreements		$6,760,493	$5,175,303
Federal Home Loan Bank advances		5,000,000	20,000,000
Federal Home Loan Bank advances mature in:	2023	-	15,000,000
	2025	5,000,000	5,000,000

Federal Reserve Bank advances mature in:	2024	33,000,000	-

Long-term debt (net of issuance costs)		13,212,378	15,095,642

Weighted average rate paid at year-end:
Securites sold under repurchase agreements		1.25%	0.30%
Federal Home Loan Bank advances		1.00%	3.68%
Federal Reserve Bank advances		4.83%	-
Long-term debt		4.10%	4.10%

Average rate paid during the year ended December 31:
Securites sold under repurchase agreements		0.90%	0.30%
Federal Home Loan Bank advances		3.57%	1.55%
Federal Reserve Bank advances		5.31%	0.00%
Long-term debt		4.10%	4.10%

Farmers and Merchants Bancshares, Inc.

Notes to Consolidated Financial Statements

11.	Borrowed Funds (continued)

	2023	2022

Investment securities underlying the repurchase agreements at December 31:	$10,931,040	$11,389,983
Carrying value
Loans pledged to the Federal Home Loan Bank at December 31:	$468,200,244	$458,863,387
Carrying value
Loans pledged to the Federal Reserve Bank at December 31:	$59,830,354	$62,720,368
Carrying value

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

12.	Income Taxes

The components of income tax expense are as follows:

	2023	2022
Current
Federal	$1,172,513	$1,852,205
State	452,567	883,493
	1,625,080	2,735,698
Deferred tax expense (benefit)	392,170	(250,672)
	$2,017,250	$2,485,026

The components of the deferred tax expense are as follows:

	2023	2022
Depreciation	$(14,401)	$15,108
Insurance proceeds for storm damage	1,212	185,326
Provision for credit losses on loans	52,362	(160,332)
Provision for credit losses on held to maturity securities	4,503	-
Provision for credit losses on unfunded commitments	(40,154)	-
Other real estate owned allowance for loss	388,057	-
Nonaccrual interest	(3,590)	(29,429)
Prepaid captive insurance premium	-	(357,518)
Write-down of equity securities	1,498	(11,583)
Lease liability, net of right of use asset	1,807	(1,198)
Purchase accounting adjustments	22,972	153,455
Stock compensation	(1,249)
Post-retirement benefits	(20,847)	(44,501)
	$392,170	$(250,672)

Farmers and Merchants Bancshares, Inc.

Notes to Consolidated Financial Statements

12.	Income Taxes (continued)

The components of the net deferred tax asset are as follows:

	2023	2022
Deferred tax assets
Allowance for credit losses on loans	$1,179,193	$1,111,679
Allowance for credit losses on held to maturity securities	9,803	-
Allowance for credit losses on unfunded commitments	62,642	-
Other real estate owned allowance for loss	46,571	434,628
Derivatives	442,825	-
Nonaccrual interest	121,600	118,010
Post-retirement benefits	716,831	695,983
Purchase accounting adjustments	-	81,687
Unrealized loss on securities available for sale	6,209,991	6,433,263
Lease liability, net of right of use asset	59,431	61,238
Other	20,830	21,079
	8,869,717	8,957,567
Deferred tax liabilities
Purchase accounting adjustments	5,514	-
Depreciation	349,607	364,008
Insurance proceeds from storm damage	186,539	185,326
Other	15,575	15,575
	557,235	564,909
Net deferred tax asset	$8,312,482	$8,392,658

The differences between the federal income tax rate in effect each year and the effective tax rate for the Company are reconciled as follows:

	2023	2022
Statutory federal income tax rate	21.0%	21.0%
Increase (decrease) resulting from:
Federal tax-exempt income	(2.3)	(3.6)
State income taxes, net of federal income tax benefit	5.8	5.8
Other	(0.6)	0.3
	23.9%	23.5%

Included in Federal tax-exempt income is the insurance premium revenue of the Insurance Subsidiary.

The Internal Revenue Service (the “IRS”) recently audited our fiscal year 2016, 2017 and 2018 U.S. consolidated federal tax returns. As part of its audits, the IRS reviewed the deductions related to, and the income generated by, the Insurance Subsidiary. Following the completion of these audits, the IRS notified the Company that it disagrees with our tax treatment of the Insurance Subsidiary. The Company has appealed the determination, and management believes that it is more than likely that the Company will prevail in that appeal. If we do not prevail in our appeal to this decision, then we could be required to pay taxes, interest, and penalties totaling approximately $1.9 million as of December 31, 2023 for the tax years under appeal. In addition, the IRS is auditing our fiscal year 2019, 2020 and 2021 U.S. consolidated federal tax returns. Although the IRS has not completed these audits, the IRS has notified the Company that it disagrees with our tax treatment of the Insurance Subsidiary. The Company plans to appeal the determination, and management believes that it is more than likely that the Company will prevail in that appeal. If we do not prevail in our appeal of this decision, then we may be required to amend the applicable tax return and pay additional taxes, interest, fines and/or penalties totaling approximately $1.5 million as of December 31, 2023 for the tax years under audit. For all six years under audit, if we do not prevail, the total additional taxes, interest, fines and/or penalties would be approximately $3.4 million. In light of the foregoing, a reserve for uncertain tax positions has not been recorded.

Farmers and Merchants Bancshares, Inc.

Notes to Consolidated Financial Statements

12.	Income Taxes (continued)

The Company does not have other material uncertain tax positions and did not recognize any adjustments for unrecognized tax benefits. The Company remains subject to examination of income tax returns for the years ending after December 31, 2020.

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

Under the revised prompt corrective action requirements, insured depository institutions are required to meet the following in order to qualify as “well capitalized:” (i) a Common Equity Tier 1 risk-based capital ratio of 6.5%; (ii) a Tier 1 risk-based capital ratio of 8%; (iii) a total risk-based capital ratio of 10%; and (iv) a Tier 1 leverage ratio of 5%.

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

Farmers and Merchants Bancshares, Inc.

Notes to Consolidated Financial Statements

13.	Capital Standards (continued)

On April 6, 2020, in a joint statement, the FDIC, Federal Reserve and the Office of Comptroller of the Currency issued two interim final rules regarding temporary changes to the CBLR framework to implement provisions of the CARES Act. Under the interim final rules, the community bank leverage ratio was reduced to 8% beginning in the second quarter and for the remainder of calendar year 2020, 8.5% for calendar year 2021, and 9% thereafter. In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio of greater than 8%, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations and will not be required to report or calculate risk-based capital. The Company has not opted-in to the CBLR framework.

The following table presents actual and required capital ratios as of December 31, 2023 and 2022, for the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2023 and 2022, based on the provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

As of December 31, 2023 the most recent notification from the FDIC has categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain ratios as set forth in the table. There have been no conditions or events since that notification that management believes have changed the Bank’s category. Capital ratios of the Company are substantially the same as the Bank’s.

The FDIC, through formal or informal agreement, has the authority to require an institution to maintain higher capital ratios than those provided by statute, to be categorized as well capitalized under the regulatory framework for prompt corrective action. The following table presents actual and required capital ratios as of December 31, 2023 and 2022, for the Bank under the Basel III Capital Rules.

			Minimum		To Be Well
(Dollars in thousands)	Actual		Capital Adequacy		Capitalized
December 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$79,988	13.45%	$62,437	10.50%	$59,464	10.00%
Tier 1 capital (to risk-weighted assets)	75,440	12.69%	50,544	8.50%	47,571	8.00%
Common equity tier 1 (to risk- weighted assets)	75,440	12.69%	41,625	7.00%	38,651	6.50%
Tier 1 leverage (to average assets)	75,440	9.42%	32,051	4.00%	40,063	5.00%

December 31, 2022

Total capital (to risk-weighted assets)	$75,826	12.96%	$61,410	10.50%	$58,486	10.00%
Tier 1 capital (to risk-weighted assets)	71,676	12.26%	49,713	8.50%	46,789	8.00%
Common equity tier 1 (to risk- weighted assets)	71,676	12.26%	40,940	7.00%	38,016	6.50%
Tier 1 leverage (to average assets)	71,676	9.83%	29,167	4.00%	36,459	5.00%

Farmers and Merchants Bancshares, Inc.

Notes to Consolidated Financial Statements

14.	Derivative Financial Instruments

The Company utilizes interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and other terms of the individual interest rate swap agreements.

Fair Value Hedges: Interest rate swaps with notional amounts totaling $59.8 million as of December 31, 2023 were designated as fair value last of layer hedges of certain government agency mortgage backed securities. There were no interest rate swaps prior to 2023. The hedges were determined to be effective during all periods presented. The Company expects the hedges to remain effective during the remaining terms of the swaps.

The following table presents the amounts recorded on the balance sheet related to cumulative basis adjustments for fair value hedges as of December 31, 2023:

Line Item in the	Carrying Amount
Balance Sheet in	of the Hedged	Cumulative Amount of Fair
Which the Hedged	Assets	Value Hedging Adjustment
Item is Included	December 31, 2023	December 31, 2023

Securities available for sale	$69,920,575	$(1,609,248)

The Company presents derivative positions gross on the balance sheet. The following table reflects the derivatives recorded on the balance sheet as of December 31, 2023:

December 31, 2023
Fair
Value

Included in other liabilities:
Derivatives designated as hedges:
Interest rate swaps related to securities available for sale	$1,563,527

Total included in other liabilities	$1,563,527

Farmers and Merchants Bancshares, Inc.

Notes to Consolidated Financial Statements

14.	Derivative Financial Instruments (continued)

The effect of fair value hedge accounting on the statement of income for the year ended December 31, 2023 is as follows:

Location and Amount of Gain or Loss Recognized in Income on
Fair Value Hedging Relationships

Total amounts of income and expense line items presented in the statements of income in which the effects of the fair value hedge is recorded are as follows:

Year Ended December 31, 2023
Interest
Income

The effects of fair value hedging:
Gain on fair value hedging relationships:
Hedged items	$45,721
Interest rate contracts designated as hedging instruments	326,203
Net gain on fair value hedging relationships included in interest income from investment securities - taxable	$371,924

15.	Fair Value

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

Farmers and Merchants Bancshares, Inc.

Notes to Consolidated Financial Statements

15.	Fair Value (continued)

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

Notes to Consolidated Financial Statements

15.	Fair Value (continued)

The following table summarizes financial assets measured at fair value on a recurring and nonrecurring basis as of December 31, 2023 and 2022, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Carrying Value:
December 31, 2023	Level 1	Level 2	Level 3	Total

Recurring:
Available for sale securities
State and municipal	$-	$484,808	$-	$484,808
SBA pools	-	766,710	-	766,710
Corporate bonds	-	8,570,429	-	8,570,429
Mortgage-backed securities	-	154,262,726	-	154,262,726
	$-	$164,084,673	$-	$164,084,673

Fair value hedge	$-	$(1,563,527)	$-	$(1,563,527)

Equity security at fair value
Mutual fund	$507,130	$-	$-	$507,130

Nonrecurring:
Other real estate owned, net	$-	$-	$1,242,365	$1,242,365
Collateral-dependent loans, net	$-	$-	$205,410	$205,410

Farmers and Merchants Bancshares, Inc.

Notes to Consolidated Financial Statements

15.	Fair Value (continued)

	Carrying Value:
	Level 1	Level 2	Level 3	Total
December 31, 2022

Recurring:
Available for sale securities
State and municipal	$-	$552,281	$-	$552,281
SBA pools	-	1,019,797	-	1,019,797
Corporate Bonds	-	8,989,896	400,000	9,389,896
Mortgage-backed securities	-	115,352,475	-	115,352,475
	$-	$125,914,449	$400,000	$126,314,449

Equity security at fair value
Mutual fund	$489,145	$-	$-	$489,145

Nonrecurring:
Other real estate owned, net	$-	$-	$1,242,365	$1,242,365
Impaired loans, net	-	-	373,500	373,500

The following table provides information describing the unobservable inputs used in level 3 fair value measurements at December 31, 2023 and 2022:

Description of Asset	Fair Value	Valuation technique	Unobservable Inputs	Range (Average)
Collateral-dependent loans	$205,410	Third party appraisals and in-house real estate valuations of fair value	Marketability/selling costs and current market conditions	0%	to	20%	(10%)
Other real estate owned	$1,242,365	Third party appraisals and in-house real estate valuations of fair value	Marketability/selling costs and current market conditions	0%	to	10%	(5%)

Farmers and Merchants Bancshares, Inc.

Notes to Consolidated Financial Statements

15.	Fair Value (continued)

Reconciliation of Level 3 Inputs
Corporate
Bonds
December 31, 2022 fair value	$400,000
Transfer to level 2	(400,000)
December 31, 2023 fair value	$-

The transfer to level 2 occurred because quoted prices for similar assets or quoted prices in markets that are not active was available for this bond at December 31, 2023.

Farmers and Merchants Bancshares, Inc.

Notes to Consolidated Financial Statements

15.	Fair Value (continued)

The estimated fair value of financial instruments that are reported at amortized cost less allowance for credit losses and in the Company’s consolidated balance sheets and financial instruments reported at fair value, segregated by the level of the valuation inputs were as follows:

	December 31, 2023		December 31, 2022
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets
Level 1 inputs
Cash and cash equivalents	$44,690,337	$44,690,337	$7,263,537	$7,263,537
Level 2 inputs
Certificates of deposit in other banks	100,000	100,000	100,000	100,000
Accrued interest receivable	2,180,734	2,180,734	1,815,784	1,815,784
Securities available for sale	164,084,673	164,084,673	126,314,449	126,314,449
Securities held to maturity	17,293,422	16,193,020	17,537,377	15,908,175
Equity security	507,130	507,130	489,145	489,145
Mortgage loans held for sale	-	-	428,355	434,271
Restricted stock, at cost	863,500	863,500	1,332,500	1,332,500
Bank owned life insurance	14,930,754	14,930,754	14,585,342	14,585,342
Level 3 inputs
Securities held to maturity	2,870,200	2,870,200	2,971,620	2,971,620
Loans, net	523,308,044	507,138,253	516,920,540	503,144,771

Financial liabilities
Level 1 inputs
Noninterest-bearing deposits	$115,284,706	$115,284,706	$126,695,349	$126,695,349
Securities sold under repurchase agreements	6,760,493	6,760,493	5,175,303	5,175,303
Level 2 inputs
Interest-bearing deposits	565,678,145	566,925,060	496,915,775	492,769,775
Federal Home Loan Bank advances	5,000,000	4,754,000	20,000,000	19,622,000
Federal Reserve Bank advances	33,000,000	32,996,852	-	-
Long-term debt	13,212,378	12,428,000	15,095,642	14,241,237
Accrued interest payable	1,482,773	1,482,773	349,910	349,910
Fair value hedge	1,563,527	1,563,527	-	-

Farmers and Merchants Bancshares, Inc.

Notes to Consolidated Financial Statements

16.	Stock-Based Compensation

On August 22, 2023, the Board of Directors approved the Farmers and Merchants Bancshares, Inc. 2023 Equity Compensation Plan (the “Equity Plan”). The Equity Plan allows the Board of Directors or its Compensation Committee to grant awards that may be payable in shares of common stock or the cash equivalent thereof.

The Company complies with the provisions of ASC Topic 718, Compensation-Stock Compensation, in measuring and disclosing stock compensation cost. The measurement objective in ASC Paragraph 718-10-30-6 requires public companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The cost is recognized in expense over the period in which an employee is required to provide service in exchange for the award (the vesting period).

During the year ended December 31, 2023, 2,000 fully vested shares of common stock and 3,000 restricted stock units (the “RSUs”) were granted to one executive officer. One-third of the RSUs will vest on September 22, 2024, one-third will vest on September 22, 2025, and one-third will vest on September 22, 2026, provided that, in each case, the grantee is employed and in good standing with the Company on the applicable vesting date.

A summary of the Company’s restricted stock unit grant activity as of December 31, 2023 is shown below:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value per Share

Nonvested at January 1, 2023	-	-
Granted	5,000	18.54
Vested	2,000	19.13
Forefeited	-	-
Balance at December 31, 2023	3,000	18.15

The compensation cost charged to income in respect of awards granted under the Equity Plan was $42,788 for the year ended December 31, 2023. As of December 31, 2023, there was $49,912 of unrecognized compensation cost related to the unvested RSUs, which is expected to be recognized over a period of 33 months.

Farmers and Merchants Bancshares, Inc.

Notes to Consolidated Financial Statements

17.	Parent Company Financial Information

The condensed financial statements for the Company (parent only) are presented below:

Balance Sheets

December 31,	2022	2022

Assets

Cash and cash equivalents	$69,905	$806,384
Investment in subsidiaries	65,314,174	62,064,533
Other assets	145,183	158,127
	$65,529,262	$63,029,044

Liabilities and Stockholders' Equity

Long-term debt	$13,212,378	$15,095,642
Accrued interest payable	138,593	158,439
	13,350,971	15,254,081
Stockholders' equity
Common stock, par value $.01 per share, authorized 5,000,000 shares; issued and outstanding 3,116,966 in 2023 and 3,071,214 in 2022	31,170	30,712
Additional paid-in capital	30,398,080	29,549,914
Retained earnings	39,433,185	35,300,166
Accumulated other comprehensive loss	(17,684,144)	(17,105,829)
	52,178,291	47,774,963
	$65,529,262	$63,029,044

Farmers and Merchants Bancshares, Inc.

Notes to Consolidated Financial Statements

17.	Parent Company Financial Information (continued)

Statements of Income

Years Ended December 31,	2023	2022

Income
Cash dividends from subsidiaries	$2,880,000	$3,574,000
Total income	2,880,000	3,574,000

Interest expense - long-term debt	(584,953)	(664,621)
Noninterest expense	(89,669)	(90,969)

Income before income taxes and equity in undistributed income of subsidiaries	2,205,378	2,818,410
Income tax (benefit)	(141,509)	(158,556)
Income before equity in undistributed income of subsidiaries	2,346,887	2,976,966
Dividends in excess of income of insurance subsidiary	-	(247,472)
Equity in undistributed income of insurance subsidiary	72,258	-
Equity in undistributed income of bank subsidiary	3,999,192	5,360,633
Net Income	$6,418,337	$8,090,127

Farmers and Merchants Bancshares, Inc.

Notes to Consolidated Financial Statements

17.	Parent Company Financial Information (continued)

Years Ended December 31,	2023	2022

Cash flows from operating activities
Net Income	$6,418,337	$8,090,127
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(4,071,450)	(5,360,633)
Decrease in accrued interest payable	(19,846)	(19,683)
Amortization of debt issuance costs	5,625	5,625
Stock based compensation	42,788	-
Change in income tax receivable	12,944	27,739
Dividend received in excess of income of insurance subsidiary	-	247,472
Cash provided by operating activities	2,388,398	2,990,647

Cash flows from investing activities
Cash used in investing activities	-	-

Cash flows from financing activities
Long-term debt	(1,888,889)	(1,888,888)
Dividends paid, net of reinvestments	(1,235,988)	(1,225,729)
Cash used in financing activities	(3,124,877)	(3,114,617)

Net decrease in cash and cash equivalents	(736,479)	(123,970)

Cash and cash equivalents at beginning of period	806,384	930,354
Cash and cash equivalents at end of period	$69,905	$806,384

18.	Litigation

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

An evaluation of the effectiveness of these disclosure controls as of December 31, 2023 was carried out under the supervision and with the participation of the Company’s management, including the PEO and the PFO. Based on that evaluation, the Company’s management, including the PEO and the PFO, has concluded that the Company’s disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the fourth quarter of 2023, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has performed an evaluation and testing of the Company’s internal control over financial reporting as of December 31, 2023. Management’s report on the Company’s internal control over financial reporting is included on the following page. The Company’s is a “smaller reporting company” as defined by Rule 12b-2 under the Exchange Act and, accordingly, its independent registered public accounting firm is not required to attest to the foregoing management report.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 based upon criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment and on the foregoing criteria, management has concluded that, as of December 31, 2023, the Company’s internal control over financial reporting is effective.

March 11, 2024

/s/Gary A. Harris	/s/Mark C. Krebs
Gary A. Harris	Mark C. Krebs
President & Chief Executive Officer	Executive Vice President & Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

ITEM 9B.	OTHER INFORMATION

Based on the most recent information provided to us by our directors and officers, no director or officer adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of securities of the registrant intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Exchange Act or (ii) any “non-Rule 10b5-1 trading arrangement” as defined in Rule 10b5-1(c).

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

All other information required by this item is incorporated herein by reference to the following sections of the Company’s definitive proxy statement for the 2024 annual meeting of stockholders that will be filed by April 30, 2024 with the SEC pursuant to Regulation 14A (the “2024 Proxy Statement”):

●	ELECTION OF CLASS II DIRECTORS (Proposal 1);
●	ELECTION OF CLASS IV DIRECTOR (Proposal 2);
●	CONTINUING DIRECTORS;
●	QUALIFICATIONS OF DIRECTOR NOMINEES AND CURRENT DIRECTORS;
●	EXECUTIVE OFFICERS;
●	DELINQUENT SECTION 16(a) REPORTS; and
●	CORPORATE GOVERNANCE MATTERS (under “Committees of the Board of Directors - Audit Committee” and “- Insider Trading Policy”).

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the sections of the 2024 Proxy Statement entitled “DIRECTOR COMPENSATION” and “EXECUTIVE COMPENSATION”.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

On July 17, 2023, the Board of Directors adopted the Farmers and Merchants Bancshares, Inc. 2023 Equity Compensation Plan (the “Equity Plan”), which authorizes the grant of various forms of incentive awards, including stock awards (both fully-vested and restricted), restricted stock units, and performance awards, to non-employee directors, employees, and consultants of the Company and its subsidiaries with respect to up to 30,000 shares of the Company’s common stock (subject to adjustment as provided in the Equity Plan). The Equity Plan was not approved by stockholders. Our Board of Directors or one of its committees will administer the Equity Plan (the “Administrator”). Among other powers, the Administrator will have full and exclusive power to, among other things,: (i) approve the forms of award agreements for use under the Equity Plan; (ii) determine the employees, non-employee directors and consultants to whom awards may be granted under the Equity Plan; (iii) determine the type, number of shares or dollar amounts, and terms of the awards to be granted to each participant, including whether and the terms upon which awards that have not vested may be retained following the termination of a participant’s service with the Company; (iv) determine the time when the awards will be granted and the duration of any applicable restriction or vesting period; (v) accelerate the vesting or payment of any outstanding award notwithstanding any vesting or payment date set forth in the related award agreement; (vi) amend the terms of any previously issued award, subject to certain limitations contained in the Equity Plan; (vii) adopt and rescind rules and regulations separate from the Equity Plan that set forth specific terms and conditions for awards; and (viii) deal with any other matters arising under the Equity Plan.

Each award will be reflected in an agreement between the Company and the participant, will be subject to the applicable terms and conditions of the Equity Plan and any rules and regulations adopted under the Equity Plan, and may also be subject to other terms and conditions contained in the award agreement consistent with the Equity Plan that the Administrator deems appropriate, including restrictions on vesting and provisions related to settlement in the event of a participant’s death, disability or termination of service. The provisions of the various award agreements entered into under the Equity Plan do not need to be identical.

In the event of a Change in Control (as defined in the Equity Plan), each outstanding award will be treated as the Administrator determines without a participant’s consent, including, without limitation, that (i) awards will be assumed, or substantially equivalent awards will be substituted, by the acquiring or succeeding entity (or an affiliate thereof) with appropriate adjustments as to the number and kind of shares and prices; (ii) upon written notice to a participant, that the participant’s awards will terminate upon or immediately prior to the consummation of such Change in Control; (iii) outstanding awards will vest and become realizable or payable, or restrictions applicable to an award will lapse, in whole or in part prior to or upon consummation of such Change in Control, and, to the extent the Administrator determines, terminate upon or immediately prior to the effectiveness of such Change in Control; (iv) (A) the termination of an award in exchange for an amount of cash and/or property, if any, equal to the amount that would have been attained upon the realization of the participant’s rights as of the date of the occurrence of the Change in Control (and, for the avoidance of doubt, if as of the date of the occurrence of the Change in Control the Administrator determines in good faith that no amount would have been attained upon the realization of the participant’s rights, then such award may be terminated by the Company without payment), or (B) the replacement of such award with other rights or property selected by the Administrator in its sole discretion; or (v) any combination of the foregoing. Notwithstanding the foregoing, with respect to awards granted to an Outside Director (as defined in the Equity Plan) while such individual was an Outside Director that are assumed or substituted for, if on the date of or following such assumption or substitution the participant’s status as a director or a director of the successor entity, as applicable, is terminated other than upon a voluntary resignation by the participant (unless such resignation is at the request of the successor entity), then all restrictions on restricted shares and restricted stock units will lapse, and, with respect to awards with performance-based vesting, all performance goals or other vesting criteria will be deemed achieved at one hundred percent (100%) of target levels and all other terms and conditions met, unless specifically provided otherwise under the applicable award agreement or other written agreement authorized by the Administrator between the participant and the Company or any of its affiliates, as applicable.

A copy of the Equity Plan was filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, and the material terms of the Equity Plan are more fully summarized in the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2023.

The following table contains information as of December 31, 2023 regarding securities that are authorized for issuance under the Equity Plan:

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	3,000	N/A	25,000
Total	3,000	N/A	25,000

Notes:

(1)

Equity awards outstanding as of December 31, 2023 consisted of time vesting restricted stock units (“RSUs”), of which, assuming that the grantee is employed on each such date, one-third will vest on September 22, 2024, one-third will vest on September 22, 2025, and one-third will vest on September 22, 2026.

All other information required by this item is incorporated herein by reference to the section of the 2024 Proxy Statement entitled “BENEFICIAL OWNERSHIP OF COMMON STOCK BY PRINCIPAL STOCKHOLDERS AND MANAGEMENT”.

ITEM 13.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section of the 2024 Proxy Statement entitled “AUDIT FEES AND SERVICES”.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1), (2) and (c) Financial Statements.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2023 and 2022

Consolidated Statements of Income for the years ended December 31, 2023 and 2022

Consolidated Statement of Comprehensive (Loss) Income for the years ended December 31, 2023 and 2022

Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2023 and 2022

Consolidated Statement of Cash Flows for the years ended December 31, 2023 and 2022

Notes to Consolidated Financial Statements for the years ended December 31, 2023 and 2022

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

2.2

Agreement and Plan of Merger, dated as of September 28, 2020, between Farmers and Merchants Bancshares, Inc. and Carroll Bancorp, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 1, 2020)

2.3

Agreement and Plan of Merger, dated as of March 6, 2020, among the Company, Anthem Acquisition Corp., and Carroll Bancorp, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report of Farmers and Merchants Bancshares, Inc. on Form 8-K filed on March 12, 2020)

3.1(i)	Articles of Incorporation (incorporated by reference to Exhibit 3.1(i) to the Company’s Registration Statement on Form 10)

3.1(ii)	Articles of Share Exchange, dated as of October 20, 2016, by and between Farmers and Merchants Bancshares, Inc. and Farmers and Merchants Bank (incorporated by reference to Exhibit 3.1(ii) to the Company’s Registration Statement on Form 10)

3.2(i)	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10)

3.2(i)	First Amendment to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on July 20, 2023)

10.1

Supplemental Executive Retirement Agreement, dated as of August 8, 2022 between Farmers and Merchants Bank and Gary A. Harris (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 27, 2023)

10.2	Supplemental Executive Retirement Agreement, dated as of December 30, 2010, between Farmers and Merchants Bank and Christopher T. Oswald (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10)

10.3

First Amendment to Supplemental Executive Retirement Agreement, dated as of February 22, 2011, between Farmers and Merchants Bank and Christopher T. Oswald (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10)

10.4

Performance Driven Retirement Plan Agreement, dated as of November 17, 2015, between Farmers and Merchants Bank and Mark C. Krebs (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10)

10.5

Severance Agreement, dated as of February 19, 2013, between Farmers and Merchants Bank and Mark C. Krebs (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022)

10.6

First Amendment to Severance Agreement, dated as of November 15, 2023, between Farmers and Merchants Bank and Mark C. Krebs (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022)

10.7

Change in Control Severance Agreement, dated July 18, 2023, between Farmers and Merchants Bancshares, Inc. and Gary Harris (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 20, 2023)

10.8	Farmers and Merchants 2023 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report for the quarter ended September 30, 2023)

10.9

Form of Restricted Stock Unit (RSU) Award Agreement under the Farmers and Merchants 2023 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on November 15, 2023)

19	Farmers and Merchants Bancshares, Inc. Insider Trading Policy (filed herewith)

21	Subsidiaries (filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)

31.1	Certifications of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certifications of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T (filed herewith)

104

The cover page of Farmers and Merchants Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL, included within the Exhibit 101 attachments (filed herewith).

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FARMERS AND MERCHANTS BANCSHARES, INC.

Dated: March 11, 2024	By:	/s/ Gary A. Harris
Gary A. Harris
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Gary A. Harris	/s/ Roger D. Cassell
Gary A. Harris, Director, President	Roger D. Cassell, Director
and Chief Executive Officer	March 11, 2024
(Principal Executive Officer)
March 11, 2024

/s/ Steven W. Eline	/s/ Edward A. Halle, Jr.
Steven W. Eline, Director	Edward A. Halle, Jr., Director
March 11, 2024	March 11, 2024

/s/ Ronald W. Hux	/s/ Mark C. Krebs
Ronald W. Hux, Director	Mark C. Krebs, Treasurer and Chief Financial Officer
March 11, 2024	(Principal Financial Officer and Principal Accounting Officer)
March 11, 2024

/s/ Bruce L. Schindler	/s/ J. Lawrence Mekulski
Bruce L. Schindler, Director	J. Lawrence Mekulski, Director
March 11, 2024	March 11, 2024

/s/ Teresa L. Smack	/s/ James R. Bosley, Jr.
Teresa L. Smack, Director	James R. Bosley, Jr., Director
March 11, 2024	March 11, 2024

/s/ Emily B. Miller	/s/ Paul F. Wooden, Jr.
Emily B. Miller, Director	Paul F. Wooden, Jr., Director
March 11, 2024	March 11, 2024

/s/ Robert G. Pollokoff
Robert G. Polokoff, Director
March 11, 2024