Form 10-Q
period 2024-03-31
Farmers & Merchants Bancshares, Inc.
filed 2024-05-14
CIK 1698022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2024

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                                to

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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,116,966 as of May 14, 2024.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31,	December 31,
	2024	2023 *
	(Unaudited)
Assets

Cash and due from banks	$25,375,049	$44,404,473
Federal funds sold and other interest-bearing deposits	258,181	285,864
Cash and cash equivalents	25,633,230	44,690,337
Certificates of deposit in other banks	100,000	100,000
Securities available for sale, at fair value	162,126,265	164,084,673
Securities held to maturity, at amortized cost less allowance for credit losses of $31,670 and $35,627	20,198,804	20,163,622
Equity security, at fair value	507,743	507,130
Restricted stock, at cost	920,900	863,500
Loans, less allowance for credit losses of $4,317,837 and $4,285,247	537,080,607	523,308,044
Premises and equipment, net	7,282,487	6,583,452
Accrued interest receivable	2,235,859	2,180,734
Deferred income taxes, net	8,436,251	8,312,482
Other real estate owned, net	1,242,365	1,242,365
Bank owned life insurance	15,021,074	14,930,754
Goodwill and other intangibles, net	7,032,342	7,034,424
Other assets	6,775,313	5,939,309
	$794,593,240	$799,940,826

Liabilities and Stockholders' Equity

Deposits
Noninterest-bearing	$115,416,221	$115,284,706
Interest-bearing	540,561,366	565,678,145
Total deposits	655,977,587	680,962,851
Securities sold under repurchase agreements	5,600,380	6,760,493
Federal Home Loan Bank of Atlanta advances	5,000,000	5,000,000
Federal Reserve Bank advances	54,000,000	33,000,000
Long-term debt, net of issuance costs	12,741,562	13,212,378
Accrued interest payable	1,404,170	1,482,773
Other liabilities	6,792,739	7,344,040
	741,516,438	747,762,535
Stockholders' equity
Common stock, par value $.01 per share, authorized 5,000,000 shares; issued and outstanding 3,116,966 shares in 2024 and 2023	31,170	31,170
Additional paid-in capital	30,402,618	30,398,080
Retained earnings	40,653,172	39,433,185
Accumulated other comprehensive loss	(18,010,158)	(17,684,144)
	53,076,802	52,178,291
	$794,593,240	$799,940,826

* Derived from audited consolidated financial statements

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three months ended
	March 31,
	2024	2023

Interest income
Loans, including fees	$6,881,911	$6,045,548
Investment securities - taxable	1,579,066	805,707
Investment securities - tax exempt	136,778	139,844
Federal funds sold and other interest earning assets	468,307	61,430
Total interest income	9,066,062	7,052,529

Interest expense
Deposits	3,100,926	1,034,851
Securities sold under repurchase agreements	23,009	4,338
Federal Home Loan Bank advances	12,588	204,447
Federal Reserve Bank advances	621,683	263
Long-term debt	133,600	151,562
Total interest expense	3,891,806	1,395,461
Net interest income	5,174,256	5,657,068

Recovery of credit losses	-	(270,000)

Net interest income after recovery of credit losses	5,174,256	5,927,068

Noninterest income
Service charges on deposit accounts	194,674	186,707
Mortgage banking income	4,951	25,293
Bank owned life insurance income	90,321	83,105
Fair value adjustment on equity security	(3,541)	5,767
Gain on insurance proceeds	142,794	-
Other fees and commissions	75,216	81,542
Total noninterest income	504,415	382,414

Noninterest expense
Salaries	1,976,187	1,876,444
Employee benefits	606,313	594,057
Occupancy	246,327	214,116
Furniture and equipment	242,421	239,727
Other	1,041,219	833,091
Total noninterest expense	4,112,467	3,757,435

Income before income taxes	1,566,204	2,552,047
Income taxes	346,217	651,196
Net income	$1,219,987	$1,900,851

Earnings per share - basic	$0.39	$0.62
Earnings per share - diluted	$0.39	$0.62

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023

Net income	$1,219,987	$1,900,851

Other comprehensive (loss) income, net of income taxes:

Total unrealized (loss) gain on investment securities available for sale	(1,574,213)	2,187,186
Income tax benefit (expense)	433,185	(601,859)
Net unrealized (loss) gain on investment securities available for sale	(1,141,028)	1,585,327

Total unrealized gain (loss) on derivatives	1,124,429	(213,521)
Income tax (expense) benefit	(309,415)	58,756
Net unrealized gain (loss) on derivatives	815,014	(154,765)

Total other comprehensive (loss) income	(326,014)	1,430,562

Total comprehensive income	893,973	3,331,413

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Three months Ended March 31, 2024 and 2023

(Unaudited)

			Additional		Accumulated other	Total
	Common stock		paid-in	Retained	comprehensive	stockholders'
	Shares	Par value	capital	earnings	income (loss)	equity

Balance, December 31, 2022	3,071,214	$30,712	$29,549,914	$35,300,166	$(17,105,829)	$47,774,963
Net income	-	-	-	1,900,851	-	1,900,851
Other comprehensive income	-	-	-	-	1,430,562	1,430,562
Reclassification due to the adoption of ASU 2016-13	-	-	-	(341,392)	-	(341,392)
Dividend adjustment	-	-	-	(7,843)	-	(7,843)

Balance, March 31, 2023	3,071,214	$30,712	$29,549,914	$36,851,782	$(15,675,267)	$50,757,141

Balance, December 31, 2023	3,116,966	$31,170	$30,398,080	$39,433,185	$(17,684,144)	$52,178,291
Net income	-	-	-	1,219,987	-	1,219,987
Stock-based compensation	-	-	4,538	-	-	4,538
Other comprehensive loss	-	-	-	-	(326,014)	(326,014)

Balance, March 31, 2024	3,116,966	$31,170	$30,402,618	$40,653,172	$(18,010,158)	$53,076,802

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

Three Months Ended March 31,	2024	2023

Reconciliation of net income to net cash provided by operating activities
Net income	$1,219,987	$1,900,851
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	130,019	127,908
Recovery of credit losses	-	(270,000)
(Accretion) amortization of right of use asset	659	(927)
Equity security dividends reinvested	(4,153)	(2,900)
Unrealized loss (gain) on equity security	3,541	(5,767)
Gain on sale of premises and equipment	-	(9,000)
Gain on insurance proceeds	(142,794)	-
Loss (gain) on fair value hedge	11,529	(34,113)
Stock based compensation	4,538	-
Amortization of debt issuance costs	1,406	1,406
Amortization of premiums and (accretion of discounts), net	(236,259)	(808)
Bank owned life insurance cash surrender value	(90,320)	(83,105)
Increase (decrease) in
Deferred loan fees and costs, net	(16,793)	(12,202)
Accrued interest payable	(78,603)	371,097
Other liabilities	(276,084)	(249,840)
Decrease (increase) in
Mortgage loans held for sale	-	428,355
Accrued interest receivable	(55,125)	76,470
Other assets	12,733	(86,736)
Net cash provided by operating activities	484,281	2,150,689

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

Three Months Ended March 31,	2024	2023

Cash flows from investing activities
Proceeds from maturity and call of securities
Available for sale	3,854,141	2,615,824
Purchase of securities
Available for sale	(3,269,141)	-
Loans made to customers, net of principal collected	(13,779,297)	(4,020,500)
Redemption (purchase) of stock in FHLB of Atlanta	(57,400)	425,000
Proceeds from sale of premises and equipment	-	9,000
Proceeds from insurance	142,794	-
Purchases of premises, equipment and software	(816,971)	(27,243)
Net cash used in investing activities	(13,925,874)	(997,919)

Cash flows from financing activities
Net increase (decrease) in
Noninterest-bearing deposits	131,515	647,093
Interest-bearing deposits	(25,114,694)	13,081,095
Securities sold under repurchase agreements	(1,160,113)	(2,098,076)
Federal Home Loan Bank of Atlanta advances	-	(10,000,000)
Federal Reserve Bank advances	21,000,000	-
Long-term debt principal payments	(472,222)	(472,222)
Dividends paid, net of reinvestments	-	(7,843)
Net cash (used in) provided by financing activities	(5,615,514)	1,150,047

Net (decrease) increase in cash and cash equivalents	(19,057,107)	2,302,817

Cash and cash equivalents at beginning of period	44,690,337	7,263,537
Cash and cash equivalents at end of period	$25,633,230	$9,566,354

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$3,969,006	$1,051,398
Cash paid during the period for income taxes	-	-
Supplemental disclosure of non-cash transactions:
Net unrealized (loss) gain on securities available for sale	(1,574,213)	2,187,186
Additions to right of use assets	704,577	-

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1.	Principles of consolidation

The consolidated financial statements include the accounts of Farmers and Merchants Bancshares, Inc. and its wholly owned subsidiaries, Farmers and Merchants Bank (the “Bank”), and Series Protected Cell FCB-4 (the “Insurance Subsidiary”), and one subsidiary of the Bank, Reliable Community Financial Services, Inc. The Insurance Subsidiary is a series investment, 100% owned by Farmers and Merchants Bancshares, Inc. in First Community Bankers Insurance Co., LLC, a Tennessee “series” limited liability company and licensed property and casualty insurance company. Intercompany balances and transactions, including insurance premium paid by the Bank that were received by the Insurance Subsidiary through an intermediary, have been eliminated.

As used in these notes, the terms the “Company”, “we”, “us”, or “our” refer to Farmers and Merchants Bancshares, Inc. and, unless the context clearly suggests otherwise, its consolidated subsidiaries.

2.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods have been made. Such adjustments were normal and recurring in nature. The results of operations for the three month period ended March 31, 2024 do not necessarily reflect the results that may be expected for the fiscal year ending December 31, 2024 or any future interim period. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2023, which are included in Farmers and Merchants Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023 that was filed with the Securities and Exchange Commission (the “SEC”).

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this ASU are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. This ASU requires disclosure of significant segment expenses that are regularly provided to the chief operating decision mark (“CODM”), an amount for other segments items by reportable segment and a description of its composition, all annual disclosures required by FASB ASU Topic 280 in interim periods as well, and the title and position of the CODM and how the CODM uses the reported measures. Additionally, this ASU requires that at least one of the reported segment profit and loss measures should be the measure that is most consistent with the measurement principles used in an entity’s consolidated financial statements. Lastly, this ASU requires public business entities with a single reportable segment to provide all disclosures required by these amendments in this ASU and all existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively. The Company does not expect that the adoption of ASU 2023-07 will have a material impact on its consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

2.	Basis of Presentation (continued)

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The amendments in this ASU require an entity to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, which is greater than five percent of the amount computed by multiplying pretax income by the entity’s applicable statutory rate, on an annual basis. Additionally, the amendments in this ASU require an entity to disclose the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions that are equal to or greater than five percent of total income taxes paid (net of refunds received). Lastly, the amendments in this ASU require an entity to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. This ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis; however, retrospective application is permitted. The Company does not expect that the adoption of ASU 2023-09 will have a material impact on its consolidated financial statements.

The accounting policies adopted by management are consistent with authoritative GAAP and are consistent with those followed by our peers.

Summary of Significant Accounting Policies

There have been no changes to significant accounting policies since the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 was issued.

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

3.	Investment Securities

Investments in debt securities are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair	Allowance for	Net Carrying
March 31, 2024	cost	gains	losses	value	Credit Losses	Amount

Available for sale

State and municipal	$500,000	$-	$18,070	$481,930	$-	$481,930
SBA pools	754,309	1,284	9,574	746,019	-	746,019
Corporate bonds	9,343,965	-	1,193,412	8,150,553	-	8,150,553
Mortgage-backed securities	175,890,767	573,939	23,716,943	152,747,763	-	152,747,763
	$186,489,041	$575,223	$24,937,999	$162,126,265	$-	$162,126,265

Held to maturity

State and municipal	$20,230,474	$25,167	$1,280,219	$18,975,422	$31,670	$20,198,804

	Amortized	Unrealized	Unrealized	Fair	Allowance for	Net Carrying
December 31, 2023	cost	gains	losses	value	Credit Losses	Amount

Available for sale

State and municipal	$500,000	$-	$15,192	$484,808	$-	$484,808
SBA pools	776,686	1,160	11,136	766,710	-	766,710
Corporate bonds	9,853,988	-	1,283,559	8,570,429	-	8,570,429
Mortgage-backed securities	175,742,562	1,025,623	22,505,459	154,262,726	-	154,262,726
	$186,873,236	$1,026,783	$23,815,346	$164,084,673	$-	$164,084,673

Held to maturity

State and municipal	$20,199,249	$39,537	$1,175,565	$19,063,221	$35,627	$20,163,622

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

The following table summarizes Moody's and/or Standard & Poor's bond ratings (the Company’s primary credit quality indicators) for our portfolio of held-to-maturity securities issued by states and political subdivisions as of March 31, 2024 and December 31, 2023 at amortized cost:

	March 31, 2024	December 31, 2023
AAA	$2,790,036	$2,785,955
AA	10,455,537	10,434,388
A	3,812,546	3,808,365
BAA	252,113	250,661
Not rated	2,920,242	2,919,880
Total	$20,230,474	$20,199,249

Historical loss rates associated with securities having similar grades as those in our portfolio have generally not been significant. Furthermore, as of March 31, 2024, there were no past due principal or interest payments associated with these securities and none are on nonaccrual.

The following table details activity in the allowance for credit losses on held-to-maturity securities for the three-month periods ended March 31, 2024 and 2023:

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023

Beginning balance	$35,627	$-
Impact of adopting ASC 326	-	51,990
Credit loss (recovery) provision	(3,957)	8,602
Ending balance	$31,670	$60,592

Available for sale securities accrued interest receivable totaled $407,633 and $418,549 and held to maturity securities accrued interest receivable totaled $101,327 and $121,670 as of March 31, 2024 and December 31, 2023, respectively.  Both are grouped in accrued interest receivable on the balance sheet.

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

3.	Investment Securities (continued)

Contractual maturities, shown below, will differ from actual maturities because borrowers and issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
March 31, 2024	cost	value	cost	value

Within one year	$1,759,510	$1,716,188	$230,000	$229,273
Over one to five years	772,467	731,005	668,760	653,885
Over five to ten years	7,311,988	6,185,290	5,889,453	5,637,026
Over ten years	-	-	13,442,261	12,455,238
	9,843,965	8,632,483	20,230,474	18,975,422
Mortgage-backed securities and SBA pools, due in monthly installments	176,645,076	153,493,782	-	-
	$186,489,041	$162,126,265	$20,230,474	$18,975,422

Securities with a carrying value of $48,926,054 and $50,371,861 as of March 31, 2024 and December 31, 2023, respectively, were pledged as collateral for securities sold under repurchase agreements and other collateralized deposits.

During the three-month periods ended March 31, 2024 and 2023, there were no sales of securities.

The following table sets forth the Company’s gross unrealized losses on a continuous basis for investment securities, by category and length of time.

March 31, 2024	Less than 12 months		12 months or more		Total
Description of investments	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

State and municipal	$244,600	$5,400	$237,330	$12,670	$481,930	$18,070
SBA pools	-	-	628,696	9,574	628,696	9,574
Corporate bonds	-	-	8,150,553	1,193,412	8,150,553	1,193,412
Mortgage-backed securities	24,615,742	540,406	101,042,001	23,176,537	125,657,743	23,716,943
Total	$24,860,342	$545,806	$110,058,580	$24,392,193	$134,918,922	$24,937,999

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

3.	Investment Securities (continued)

December 31, 2023	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
Description of investments	Fair value	losses	Fair value	losses	Fair value	losses

State and municipal	$246,608	$3,392	$238,200	$11,800	$484,808	$15,192
SBA pools	-	-	659,869	11,136	659,869	11,136
Corporate bonds	341,264	58,736	8,229,165	1,224,823	8,570,429	1,283,559
Mortgage-backed securities	23,840,242	378,379	104,657,869	22,127,080	128,498,111	22,505,459
Total	$24,428,114	$440,507	$113,785,103	$23,374,839	$138,213,217	$23,815,346

Management has the ability and intent to hold securities classified as held to maturity until they mature, at which time the Company should receive full value for the securities. As of March 31, 2024, management did not have the intent to sell any of the securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased as well as other market conditions for each particular security based upon the structure and remaining principal balance. The fair values of the investment securities are expected to recover as the securities approach their maturity dates or repricing dates or if market yields for such investments decline. Based on these factors, as of March 31, 2024, management believes the unrealized losses detailed in the table above are temporary and, accordingly, none of these unrealized losses have been recognized in the Company’s consolidated statement of income.

4.	Loans and Allowance for Credit Losses

Major categories of loans are as follows:

	March 31,	December 31,
	2024	2023
Real estate:
Commercial	$365,948,344	$361,942,511
Construction and land development	19,148,561	20,446,150
Residential	112,424,358	112,789,631
Commercial	44,240,198	32,823,072
Consumer	193,399	165,136
	541,954,860	528,166,500
Less: Allowance for credit losses	4,317,837	4,285,247
Deferred origination fees net of costs	556,416	573,209
	$537,080,607	$523,308,044

For purposes of monitoring the performance of the loan portfolio and estimating the allowance for credit losses, the Company's loans receivable portfolio is segmented as follows: (i) commercial real estate; (ii) construction and land development; (iii) residential; (iv) commercial and industrial; (v) and consumer.

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

The following tables present the amortized cost basis of loans on nonaccrual status and loans past due 90 days or more still accruing as of March 31, 2024 and December 31, 2023:

	Nonaccrual	Nonaccrual
	With No	With
	Allowance	Allowance
	for Credit Loss	for Credit Loss
March 31, 2024
Real estate:
Commercial	$-	$502,961
Construction and land development	-	-
Residential	-	-
Commercial	-	152,449
Consumer	-	-
	$-	$655,410

December 31, 2023
Real estate:
Commercial	$-	$502,961
Construction and land development	-	-
Residential	-	-
Commercial	-	152,449
Consumer	-	-
	$-	$655,410

The Company did not recognize any interest income on nonaccrual loans during the three months ended March 31, 2024 and 2023.

At March 31, 2024, the Company had one nonaccrual commercial real estate loan totaling $502,961 and one nonaccrual commercial loan totaling $152,449. The commercial loan was secured by business assets and was personally guaranteed. Gross interest income of $11,433 would have been recorded for the three months ended March 31, 2024 if these nonaccrual loans had been current and performing in accordance with their original terms. The Company allocated $475,000 of its allowance for credit losses to these nonaccrual loans.

At December 31, 2023, the Company had one nonaccrual commercial real estate loan totaling $502,961 and one nonaccrual commercial loan totaling $152,449. The commercial loan was secured by business assets and was personally guaranteed. Gross interest income of $45,856 would have been recorded in 2023 if these nonaccrual loans had been current and performing in accordance with their original terms. The Company allocated $450,000 of its allowance for credit losses to these nonaccrual loans.

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

4.	Loans and Allowance for Credit Losses (continued)

An age analysis of past due loans, segregated by type of loan, is as follows:

			90 Days				Past Due 90
	30 - 59 Days	60 - 89 Days	or More	Total		Total	Days or More
	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing
March 31, 2024
Real estate:
Commercial	$-	$-	$502,961	$502,961	$365,445,383	$365,948,344	$-
Construction and land development	-	-	-	-	19,148,561	19,148,561	-
Residential	-	-	-	-	112,424,358	112,424,358	-
Commercial	-	-	152,449	152,449	44,087,749	44,240,198	-
Consumer	-	-	-	-	193,399	193,399	-
Total	$-	$-	$655,410	$655,410	$541,299,450	$541,954,860	$-

December 31, 2023
Real estate:
Commercial	$-	$-	$502,961	$502,961	$361,439,550	$361,942,511	$-
Construction and land development	-	-	-	-	20,446,150	20,446,150	-
Residential	161,431	-	-	161,431	112,628,200	112,789,631	-
Commercial	-	-	152,449	152,449	32,670,623	32,823,072	-
Consumer	1,163	-	-	1,163	163,973	165,136	-
Total	$162,594	$-	$655,410	$818,004	$527,348,496	$528,166,500	$-

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of March 31, 2024 and December 31, 2023:

March 31, 2024
Real estate:
Commercial	$2,515,020
Construction and land development	-
Residential	273,463
Commercial	152,449
Consumer	-
$2,940,932

December 31, 2023
Real estate:
Commercial	$2,515,103
Construction and land development	-
Residential	275,622
Commercial	152,449
Consumer	-
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

There were no modifications to borrowers experiencing financial distress during the three months ended March 31, 2024 and 2023. There were no loan defaults during the three months ended March 31, 2024 and 2023.

Accrued interest receivable on loans totaled $1,621,151 and $1,539,332 at March 31, 2024 and December 31, 2023, respectively, and is included as accrued interest receivable on the balance sheets.

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

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

4.	Loans and Allowance for Credit Losses (continued)

Loans by credit grade, segregated by loan type, and year originated as of March 31, 2024 are as follows:

	Term Loans Amortized Cost Basis by Origination
								Revolving
							Revolving	Loans Converted
	2024	2023	2022	2021	2020	Prior	Loans	to Term	Total
Commercial Real Estate

Pass	$5,011,657	$27,464,322	$73,640,394	$56,459,519	$20,358,378	$170,504,116	$3,142,991	$-	$356,581,377
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	9,366,967	-	-	9,366,967
Doubtful	-	-	-	-	-	-	-	-	-
Total	$5,011,657	$27,464,322	$73,640,394	$56,459,519	$20,358,378	$179,871,083	$3,142,991	$-	$365,948,344

Construction and Land Development

Pass	$587,636	$3,630,188	$6,561,781	$2,643,137	$634,519	$5,091,300	$-	$-	$19,148,561
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$587,636	$3,630,188	$6,561,781	$2,643,137	$634,519	$5,091,300	$-	$-	$19,148,561

Residential Real Estate

Pass	$2,091,278	$10,334,045	$18,450,985	$9,968,171	$7,783,011	$55,189,937	$6,947,521	$-	$110,764,948
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	1,659,410	-	-	1,659,410
Doubtful	-	-	-	-	-	-	-	-	-
Total	$2,091,278	$10,334,045	$18,450,985	$9,968,171	$7,783,011	$56,849,347	$6,947,521	$-	$112,424,358

Commercial

Pass	$5,776,066	$6,817,393	$7,768,722	$3,004,509	$1,032,155	$1,611,486	$18,077,418	$-	$44,087,749
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	152,449	-	-	152,449
Doubtful	-	-	-	-	-	-	-	-	-
Total	$5,776,066	$6,817,393	$7,768,722	$3,004,509	$1,032,155	$1,763,935	$18,077,418	$-	$44,240,198

Consumer

Pass	$50,342	$83,558	$28,344	$3,006	$4,240	$4,174	$-	$-	$173,664
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	2,167	4,151	-	1,322	-	-	-	-	7,640
Doubtful	-	-	-	-	-	-	12,095	-	12,095
Total	$52,509	$87,709	$28,344	$4,328	$4,240	$4,174	$12,095	$-	$193,399

Aggregate total

Pass	$13,516,979	$48,329,506	$106,450,226	$72,078,342	$29,812,303	$232,401,013	$28,167,930	$-	$530,756,299
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	2,167	4,151	-	1,322	-	11,178,826	-	-	11,186,466
Doubtful	-	-	-	-	-	-	12,095	-	12,095
Total	$13,519,146	$48,333,657	$106,450,226	$72,079,664	$29,812,303	$243,579,839	$28,180,025	$-	$541,954,860

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

4.	Loans and Allowance for Credit Losses (continued)

Loans by credit grade, segregated by loan type, and year originated as of December 31, 2023 are as follows:

	Term Loans Amortized Cost Basis by Origination
								Revolving
							Revolving	Loans Converted
	2023	2022	2021	2020	2019	Prior	Loans	to Term	Total
Commercial Real Estate

Pass	$27,500,909	$73,944,442	$54,973,818	$20,540,492	$25,102,276	$147,755,491	$2,694,268	$-	$352,511,696
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	9,430,815	-	-	9,430,815
Doubtful	-	-	-	-	-	-	-	-	-
Total	$27,500,909	$73,944,442	$54,973,818	$20,540,492	$25,102,276	$157,186,306	$2,694,268	$-	$361,942,511

Construction and Land Development

Pass	$3,359,456	$6,519,085	$4,623,119	$642,571	$309,038	$4,992,881	$-	$-	$20,446,150
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$3,359,456	$6,519,085	$4,623,119	$642,571	$309,038	$4,992,881	$-	$-	$20,446,150

Residential Real Estate

Pass	$10,109,347	$18,603,074	$9,870,791	$6,793,326	$16,218,714	$40,015,758	$9,501,733	$-	$111,112,743
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	1,676,888	-	-	1,676,888
Doubtful	-	-	-	-	-	-	-	-	-
Total	$10,109,347	$18,603,074	$9,870,791	$6,793,326	$16,218,714	$41,692,646	$9,501,733	$-	$112,789,631

Commercial

Pass	$7,016,763	$8,074,370	$3,264,342	$1,225,297	$884,537	$910,042	$11,295,272	$-	$32,670,623
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	152,449	-	-	-	152,449
Doubtful	-	-	-	-	-	-	-	-	-
Total	$7,016,763	$8,074,370	$3,264,342	$1,225,297	$1,036,986	$910,042	$11,295,272	$-	$32,823,072

Consumer

Pass	$92,295	$32,771	$4,179	$4,895	$7,226	$2	$-	$-	$141,368
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	6,106	-	1,524	-	-	-	-	-	7,630
Doubtful	-	-	-	-	-	-	16,138	-	16,138
Total	$98,401	$32,771	$5,703	$4,895	$7,226	$2	$16,138	$-	$165,136

Aggregate total

Pass	$48,078,770	$107,173,742	$72,736,249	$29,206,581	$42,521,791	$193,674,174	$23,491,273	$-	$516,882,580
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	6,106	-	1,524	-	152,449	11,107,703	-	-	11,267,782
Doubtful	-	-	-	-	-	-	16,138	-	16,138
Total	$48,084,876	$107,173,742	$72,737,773	$29,206,581	$42,674,240	$204,781,877	$23,507,411	$-	$528,166,500

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

4.	Loans and Allowance for Credit Losses (continued)

The following table details activity in the allowance for credit losses and loan balances by portfolio as of and for the three-month periods ended March 31, 2024 and 2023 and for the year ended December 31, 2023. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

						Allowance for credit losses ending		Outstanding loan balances
		Provision for				balance evaluated for impairment:		evaluated:
	Beginning	(recovery of)	Charge		Ending
March 31, 2024	balance	credit losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$2,449,988	$18,900	$-	$-	$2,468,888	$322,551	$2,146,337	$2,515,020	$363,433,324
Construction and land development	253,173	(7,269)	-	-	245,904	-	245,904	-	19,148,561
Residential	1,012,938	(117,994)	-	6,000	900,944	-	900,944	273,463	112,150,895
Commercial	493,502	104,040	-	-	597,542	152,449	445,093	152,449	44,087,749
Consumer	2,080	568	(1,163)	-	1,485	-	1,485	-	193,399
Unallocated	73,566	29,508	-	-	103,074	-	103,074	-	-
	$4,285,247	$27,753	$(1,163)	$6,000	$4,317,837	$475,000	$3,842,837	$2,940,932	$539,013,928

							Allowance for credit losses ending		Outstanding loan balances
			Provision for				balance evaluated for impairment:		evaluated:
	Beginning	Impact of ASC	(recovery of)	Charge		Ending
March 31, 2023	balance	326 Adoption	credit losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$2,818,582	$(350,838)	$1,218	$-	$-	$2,468,962	$129,461	$2,339,501	$502,961	$357,265,645
Construction and land development	164,596	120,976	(401)	-	4,050	289,221	-	289,221	-	24,545,262
Residential	793,919	464,227	(369,453)	-	371,048	1,259,741	-	1,259,741	-	113,176,411
Commercial	337,303	135,200	(15,444)	-	-	457,059	152,449	304,610	152,449	29,723,854
Consumer	4,706	(4,537)	3,367	-	-	3,536	-	3,536	-	140,150
Unallocated	31,092	(31,092)	110,713	-	-	110,713	-	110,713	-	-
	$4,150,198	$333,936	$(270,000)	$-	$375,098	$4,589,232	$281,910	$4,307,322	$655,410	$524,851,322

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

4.	Loans and Allowance for Credit Losses (continued)

							Allowance for credit losses ending		Outstanding loan balances
			Provision for				balance evaluated for impairment:		evaluated:
	Beginning	Impact of ASC	(recovery of)	Charge		Ending
December 31, 2023	balance	326 Adoption	credit losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$2,818,582	$(448,483)	$79,889	$-	$-	$2,449,988	$297,551	$2,152,437	$2,515,103	$359,427,408
Construction and land development	164,596	277,317	(200,665)	-	11,925	253,173	-	253,173	-	20,446,150
Residential	793,919	508,579	(676,608)	-	387,048	1,012,938	-	1,012,938	275,622	112,514,009
Commercial	337,303	133,838	22,361	-	-	493,502	152,449	341,053	152,449	32,670,623
Consumer	4,706	(4,526)	1,900	-	-	2,080	-	2,080	-	165,136
Unallocated	31,092	(31,092)	73,566	-	-	73,566	-	73,566	-	-
	$4,150,198	$435,633	$(699,557)	$-	$398,973	$4,285,247	$450,000	$3,835,247	$2,943,174	$525,223,326

Loans acquired from Carroll Community Bank in 2020 were measured at fair value at the acquisition date with no carryover of any allowance for credit losses. The following table provides activity for the accretable credit discount of purchased loans:

2024

Balance at December 31, 2023	$539,338
Accretion	(75,378)
Balance at March 31, 2024	$463,960

During the three-months ended March 31, 2023, accretion of $112,233 was recorded.

At March 31, 2024, the remaining yield premium on purchased loans was $437,936. Yield premium amortization was $71,151 and $105,939 for the three-month periods ended March 31, 2024 and 2023, respectively. At March 31, 2024, the aggregate principal balance of purchased loans was $72,259,692 and the aggregate carrying value was $72,233,668.

The following table details activity in the allowance for credit losses on unfunded loan commitments for the three-month periods ended March 31, 2024 and 2023:

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023

Beginning balance	$227,643	$-
Impact of adopting ASC 326	-	85,073
Credit loss recovery	(23,796)	(8,602)
Ending balance	$203,847	$76,471

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

4.	Loans and Allowance for Credit Losses (continued)

The following table provides a summary of all of the components of the allowance for credit losses:

	Three Months Ended March 31, 2024
	Held to maturity securities	Loans	Unfunded loan commitments	Total

Beginning balance	$35,627	$4,285,247	$227,643	$4,548,517
Provision (recovery) of credit losses	(3,957)	27,753	(23,796)	-
Charge-offs	-	(1,163)	-	(1,163)
Recoveries	-	6,000	-	6,000
Ending balance	$31,670	$4,317,837	$203,847	$4,553,354

	Three Months Ended March 31, 2023
	Held to maturity securities	Loans	Unfunded loan commitments	Total

Beginning balance	$-	$4,150,198	$-	$4,150,198
Impact of adopting ASC 326	51,990	333,936	85,073	470,999
Provision (recovery) of credit losses	(3,957)	(270,000)	(8,602)	(282,559)
Charge-offs	-	-	-	-
Recoveries	-	375,098	-	375,098
Ending balance	$48,033	$4,589,232	$76,471	$4,713,736

5.	Goodwill and Other Intangibles

The Company’s acquisitions of Carroll Bancorp, Inc. and Carroll Community Bank in 2020 (collectively, the “Merger”) resulted in the recording of goodwill and a core deposit intangible (“CDI”). The following table presents the changes in both assets for the three-month periods ended March 31, 2024 and 2023:

	Goodwill	CDI	Total

Balance at December 31, 2022	$6,978,208	$64,544	$7,042,752
Amortization	-	(2,082)	(2,082)
Balance at March 31, 2023	$6,978,208	$62,462	$7,040,670

Balance at December 31, 2023	$6,978,208	$56,216	$7,034,424
Amortization	-	(2,082)	(2,082)
Balance at March 31, 2024	$6,978,208	$54,134	$7,032,342

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

5.	Goodwill and Other Intangibles (continued)

The CDI is being amortized over 10 years on a straight-line basis. Annual amortization will be $8,328 per year through year nine and $6,246 in year 10. Because the Merger was a tax-free reorganization, neither the goodwill nor the CDI is deductible for income tax purposes. A goodwill impairment analysis is performed annually.

6.	Capital Standards

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

On September 17, 2019, the Federal Deposit Insurance Corporation (the “FDIC”) finalized a rule that introduces an optional simplified measure of capital adequacy for qualifying community banking organizations (i.e., the community bank leverage ratio (“CBLR”) framework), as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework.

On April 6, 2020, in a joint statement, the FDIC, Board of Governors of the Federal Reserve System and the Office of Comptroller of the Currency issued two interim final rules regarding temporary changes to the CBLR framework to implement provisions of the federal CARES Act. Under the interim final rules, the community bank leverage ratio was reduced to 8% beginning in the second quarter and for the remainder of calendar year 2020, 8.5% for calendar year 2021, and 9% thereafter. In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio of greater than 8%, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations and will not be required to report or calculate risk-based capital. The Company has not opted-in to the CBLR framework.

As of March 31, 2024 the most recent notification from the FDIC has categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain ratios as set forth in the table. There have been no conditions or events since that notification that management believes have changed the Bank’s category. Capital ratios of the Company are substantially the same as the Bank’s.

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

The following table presents actual and required capital ratios as of March 31, 2024 and December 31, 2023, for the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of March 31, 2024 and December 31, 2023, based on the provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

			Minimum		To Be Well
(Dollars in thousands)	Actual		Capital Adequacy		Capitalized
March 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$80,699	13.22%	$64,108	10.50%	$61,055	10.00%
Tier 1 capital (to risk-weighted assets)	76,146	12.47%	51,897	8.50%	48,844	8.00%
Common equity tier 1 (to risk- weighted assets)	76,146	12.47%	42,739	7.00%	39,686	6.50%
Tier 1 leverage (to average assets)	76,146	9.31%	32,730	4.00%	40,913	5.00%

			Minimum		To Be Well
(Dollars in thousands)	Actual		Capital Adequacy		Capitalized
December 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$79,988	13.45%	$62,437	10.50%	$59,464	10.00%
Tier 1 capital (to risk-weighted assets)	75,440	12.69%	50,544	8.50%	47,571	8.00%
Common equity tier 1 (to risk- weighted assets)	75,440	12.69%	41,625	7.00%	38,651	6.50%
Tier 1 leverage (to average assets)	75,440	9.42%	32,051	4.00%	40,063	5.00%

7.	Derivative Financial Instruments

The Company utilizes interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and other terms of the individual interest rate swap agreements.

Fair Value Hedges: Interest rate swaps with notional amounts totaling $59.1 million as of March 31, 2024 were designated as fair value last of layer hedges of certain government agency mortgage backed securities. There were no interest rate swaps prior to 2023. The hedges were determined to be effective during all periods presented. The Company expects the hedges to remain effective during the remaining terms of the swaps.

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

7.	Derivative Financial Instruments (continued)

The following table presents the amounts recorded on the balance sheet related to cumulative basis adjustments for fair value hedges as of March 31, 2024 and December 31, 2023:

Line item in		Carrying		Carrying
the balance sheet	Carrying	amount of fair	Carrying	amount of fair
in which the	amount of the	value hedging	amount of the	value hedging
hedged item is	hedged assets	adjustment	hedged assets	adjustment
included	March 31, 2024	March 31, 2024	December 31, 2023	December 31, 2023

Securities available for sale	$69,127,662	$(439,097)	$69,920,575	$(1,609,248)

The Company presents derivative positions gross on the balance sheet. The following table reflects the derivatives recorded on the balance sheet as of March 31, 2024 and Dcember 31, 2023:

	March 31, 2024	December 31, 2023
	Fair	Fair
	Value	Value

Included in other assets:
Derivatives designated as hedges:
Interest rate swaps related to securities available for sale	$205,349	$-

Total included in other assets	$205,349	$-

Included in other liabilities:
Derivatives designated as hedges:
Interest rate swaps related to securities available for sale	$655,975	$1,563,527

Total included in other liabilities	$655,975	$1,563,527

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

7.	Derivative Financial Instruments (continued)

The effect of fair value hedge accounting on the statement of income for the three-month periods ended March 31, 2024 and 2023 are as follows:

Fair Value Hedging Relationships

Total amounts of income and expense line items presented in the statements of income in which the effects of the fair value hedge is recorded are as follows:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
	Interest	Interest
	Income	Income

The effects of fair value hedging:
Loss (gain) on fair value hedging relationships:
Hedged items	$(11,529)	$232,536
Interest rate contracts designated as hedging instruments	180,210	(198,424)
Net gain on fair value hedging relationships included in interest income from investment securities- taxable	$168,681	$34,112

8.	Fair Value

In accordance with FASB Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosure”, the Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

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

In accordance with the guidance, a hierarchy of valuation techniques is based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. The three levels of the fair value hierarchy under ASC Topic 820 based on these two types of inputs, are as follows:

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

The following table summarizes financial assets measured at fair value on a recurring and nonrecurring basis as of March 31, 2024 and December 31, 2023, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Carrying Value:
	Level 1	Level 2	Level 3	Total
March 31, 2024
Recurring:
Available for sale securities
State and municipal	$-	$481,930	$-	$481,930
SBA pools	-	746,019	-	746,019
Corporate bonds	-	8,150,553	-	8,150,553
Mortgage-backed securities	-	152,747,763	-	152,747,763
	$-	$162,126,265	$-	$162,126,265

Fair value hedge in other assets	$-	$205,349	$-	$205,349

Equity security at fair value
Mutual fund	$507,743	$-	$-	$507,743

Fair value hedge in other liabilities	$-	$655,975	$-	$655,975

Nonrecurring:
Other real estate owned, net	$-	$-	$1,242,365	$1,242,365
Collateral-dependent loans, net	$-	$-	$180,410	$180,410

	Carrying Value:
	Level 1	Level 2	Level 3	Total
December 31, 2023
Recurring:
Available for sale securities
State and municipal	$-	$484,808	$-	$484,808
SBA pools	-	766,710	-	766,710
Corporate bonds	-	8,570,429	-	8,570,429
Mortgage-backed securities	-	154,262,726	-	154,262,726
	$-	$164,084,673	$-	$164,084,673

Equity security at fair value
Mutual fund	$507,130	$-	$-	$507,130

Fair value hedge in other liabilities	$-	$1,563,527	$-	$1,563,527

Nonrecurring:
Other real estate owned, net	$-	$-	$1,242,365	$1,242,365
Collateral-dependent loans, net	$-	$-	$205,410	$205,410

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

8.	Fair Value (continued)

The following table provides information describing the unobservable inputs used in level 3 fair value measurements at March 31, 2024 and December 31, 2023:

March 31, 2024:
Assets	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)

Collateral-dependent loans	$180,410	Third party appraisals and in-house real estate valuations of fair value	Marketability/selling costs and current market conditions	0%	to	20%	(10%)

Other real estate owned	$1,242,365	Third party appraisals and in-house real estate valuations of fair value	Marketability/selling costs and current market conditions	0%	to	10%	(5%)

December 31, 2023:
Assets	Fair Value	Valuation Techniques	Unobservable Input	Average

Collateral-dependent loans	$205,410	Third party appraisals and in-house real estate valuations of fair value	Marketability/selling costs and current market conditions	0%	to	20%	(10%)

Other real estate owned	$1,242,365	Third party appraisals and in-house real estate valuations of fair value	Marketability/selling costs and current market conditions	0%	to	10%	(5%)

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

8.	Fair Value (continued)

The estimated fair value of financial instruments that are reported at amortized cost less allowance for credit losses in the Company’s consolidated balance sheets, segregated by the level of the valuation inputs were as follows:

	March 31, 2024		December 31, 2023
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets
Level 1 inputs
Cash and cash equivalents	$25,633,230	$25,633,230	$44,690,337	$44,690,337
Level 2 inputs
Certificates of deposit in other banks	100,000	100,000	100,000	100,000
Accrued interest receivable	2,235,859	2,235,859	2,180,734	2,180,734
Securities available for sale	162,126,265	162,126,265	164,084,673	164,084,673
Securities held to maturity	17,328,604	16,073,552	17,293,422	16,193,020
Equity security	507,743	507,743	507,130	507,130
Restricted stock, at cost	920,900	920,900	863,500	863,500
Bank owned life insurance	15,021,074	15,021,074	14,930,754	14,930,754
Fair value hedge	205,349	205,349	-	-
Level 3 inputs
Securities held to maturity	2,870,200	2,870,200	2,870,200	2,870,200
Loans, net	537,080,607	516,778,960	523,308,044	507,138,253

Financial liabilities
Level 1 inputs
Noninterest-bearing deposits	$115,416,221	$115,416,221	$115,284,706	$115,284,706
Securities sold under repurchase agreements	5,600,380	5,600,380	6,760,493	6,760,493
Level 2 inputs
Interest-bearing deposits	540,561,366	540,811,366	565,678,145	566,925,060
Federal Home Loan Bank advances	5,000,000	4,806,000	5,000,000	4,754,000
Federal Reserve Bank advances	54,000,000	53,712,875	33,000,000	32,996,852
Long-term debt, net	12,741,562	11,833,366	13,212,378	12,428,000
Accrued interest payable	1,404,170	1,404,170	1,482,773	1,482,773
Fair value hedge	655,975	655,975	1,563,527	1,563,527

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

9.	Earnings per Share

Earnings per share is determined by dividing net income by the weighted average number of shares of common stock outstanding, giving retroactive effect to any stock dividends. The following table shows the weighted average number of shares used in computing earnings per share and the effect of weighted average number of shares of dilutive potential common stock. Dilutive potential common stock has no effect on income available to common shareholders. There were 206 restricted stock units included in weighted average dilutive shares for the three months ended March 31, 2024 and none for the three months ended March 31, 2023.

	Three Months Ended
	March 31,
	2024	2023

Net income	$1,219,987	$1,900,851
Weighted average shares outstanding	3,116,966	3,071,214
Effect of dilutive restricted stock units	206	-
Weighted average shares outstanding	3,117,172	3,071,214
Earnings per share - basic	$0.39	$0.62
Earnings per share - diluted	$0.39	$0.62

10.	Retirement Plans

The Company has a profit sharing plan qualifying under Section 401(k) of the Internal Revenue Code. All employees age 21 or older with six months of service are eligible for participation in the plan. The Company matches employee contributions up to 4% of total compensation and may make additional discretionary contributions. Employee and employer contributions are 100% vested when made. The Company’s contributions to this plan were $80,290 and $77,675 for the three-month periods ended March 31, 2024 and 2023, respectively.

The Company has entered into agreements with 12 employees to provide certain life insurance benefits payable in connection with policies of life insurance on those employees that are owned by the Company. Some of the policies provide benefits subsequent to the employee’s employment with the Company. For this plan, the Company expensed $1,976 and $1,834 for the three-month periods ended March 31, 2024 and 2023, respectively.

The Company adopted supplemental executive retirement plans for four of its executives. The plans provide cash compensation to the executive officers under certain circumstances, including a separation of service. The benefits vest over the period from adoption to a specified age for each executive. The Company recorded expenses, including interest, of $66,000 and $72,600 for the three-month periods ended March 31, 2024 and 2023, respectively.

Retirement plan expenses are included in employee benefits on the Consolidated Statements of Income.

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

11.	Borrowed Funds

Borrowed funds consist of securities sold under repurchase agreements, which represent overnight or term borrowings from customers, advances from the Federal Home Loan Bank of Atlanta (“FHLB”), advances from the Federal Reserve Bank of Richmond (the “Reserve Bank”), term borrowings from a commercial bank, and overnight borrowings from commercial banks.

Additional information is as follows:

		March 31,	December 31,
		2024	2023
Amount oustanding at period-end:
Securities sold under repurchase agreements		$5,600,380	$6,760,493
Federal Home Loan Bank advances mature in:	2025	5,000,000	5,000,000
Federal Reserve Bank advances mature in:	2024	-	33,000,000
	2025	54,000,000	-
Long-term debt (net of issuance costs)		12,741,562	13,212,378

The Bank is approved to borrow 75% of eligible pledged single-family residential loans and 50% of eligible pledged commercial loans as well as investment securities, or approximately $71.4 million under a secured line of credit with the FHLB. The Bank also has two facilities with the Reserve Bank. Under the first facility, which has been in place for over 10 years and is collateralized by loans, the Bank can borrow approximately $26.0 million. The second facility is the Bank Term Funding Program (“BTFP”) that the Reserve Bank created in 2023. The BTFP facility allows securities to be pledged at par, provides fixed rates for up to one-year terms, and allows prepayments in whole or in part at any time. Effective March 11, 2024 no new advances can be obtained through the BTFP facility. Finally, the Bank has $23,500,000 ($14,500,000 unsecured and $9,000,000 secured) of overnight federal funds lines of credit available from commercial banks.

FHLB advances of $5,000,000 were outstanding as of March 31, 2024 and December 31, 2023. BTFP advances of $54,000,000 and $33,000,000 were outstanding as of March 31, 2024 and December 31, 2023, respectively. The Company borrowed $17,000,000 to facilitate the Merger in 2020. There were no borrowings from the Reserve Bank other than the BTFP advances noted above or our commercial bank lenders at March 31, 2024 or December 31, 2023.

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

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

12.	Stock-Based Compensation (continued)

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

A summary of the Company’s restricted stock unit grant activity as of March 31, 2024 is shown below:

Weighted Average
	Number of	Grant Date
	Shares	Fair Value per Share

Balance at December 31, 2023	3,000	18.15
Granted	-	-
Vested	-	-
Forefeited	-	-
Balance at March 31, 2024	3,000	18.15

The compensation cost charged to income in respect of awards granted under the Equity Plan was $4,538 for the three months ended March 31, 2024. As of March 31, 2024, there was $45,374 of unrecognized compensation cost related to the unvested RSUs, which is expected to be recognized over a period of 30 months.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis is intended as a review of material changes in and significant factors affecting the financial condition and results of operations of Farmers and Merchants Bancshares, Inc. and its consolidated subsidiaries for the periods indicated. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and the notes thereto contained in Item 1 of Part I of this report, and with Management’s Discussion and Analysis of Financial Condition and Results of Operations, the audited consolidated financial statements and notes thereto, and the other statistical information contained in the Annual Report of Farmers and Merchants Bancshares, Inc. on Form 10-K for the year ended December 31, 2023 (the “Form 10-K”). References in this report to “us”, “we”, “our”, and “the Company” are to Farmers and Merchants Bancshares, Inc. and, unless the context clearly suggests otherwise, its consolidated subsidiaries.

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

Effective October 1, 2020, pursuant to a series of merger transactions, Farmers and Merchants Bancshares, Inc. acquired Carroll Bancorp, Inc. (“Carroll”) and the Bank acquired Carroll’s wholly-owned bank subsidiary, Carroll Community Bank (collectively, the “Merger”).

The Company maintains an Internet site at www.fmb1919.bank on which it makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the SEC.

Estimates and Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. See Note 1 of the Notes to the audited consolidated financial statements as of and for the year ended December 31, 2023, which were included in Item 8 of Part II of the Form 10-K. On an on-going basis, management evaluates estimates, including those related to credit losses and intangible assets, impairment of investment securities, income taxes, and fair value of investments. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated financial statements.

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

Management does not believe that any material changes in our critical accounting policies have occurred since December 31, 2023.

Financial Condition

Total assets decreased by $5,347,586, or 0.7%, to $794,593,240 at March 31, 2024 from $799,940,826 at December 31, 2023. The decrease in total assets was due primarily to a decrease of $19,057,107 in cash and cash equivalents and a decrease of $1,923,226 in debt securities, offset by an increase of $13,772,563 in loans.

Total liabilities decreased by $6,246,097, or 0.8%, to $741,516,438 at March 31, 2024 from $747,762,535 at December 31, 2023. The decrease was due primarily to a $24,985,264 decrease in deposits, due primarily to an $18,182,000 decrease in brokered deposits, a $1,160,113 decrease in securities sold under repurchase agreements and a $470,816 decrease in long-term debt, offset by a $21,000,000 increase in advances from the Federal Reserve Bank of Richmond (the “Reserve Bank”).

Stockholders’ equity increased by $898,511, or 1.7%, to $53,076,802 at March 31, 2024 from $52,178,291 at December 31, 2023. The increase was due to net income of $1,219,987 and an increase of $4,538 for stock-based compensation paid to an executive officer, offset by an increase of $326,014 in accumulated other comprehensive loss.

Loans

Major categories of loans at March 31, 2024 and December 31, 2023 were as follows:

	March 31,		December 31,
	2024		2023

Real estate:
Commercial	$365,948,344	68%	$361,942,511	69%
Construction/Land development	19,148,561	3%	20,446,150	4%
Residential	112,424,358	21%	112,789,631	21%
Commercial	44,240,198	8%	32,823,072	6%
Consumer	193,399	0%	165,136	0%
	541,954,860	100%	528,166,500	100%
Less: Allowance for credit losses on loans	4,317,837		4,285,247
Deferred origination fees net of costs	556,416		573,209
	$537,080,607		$523,308,044

Loans increased by $13,772,563, or 2.6%, to $537,080,607 at March 31, 2024 from $523,308,044 at December 31, 2023. The increase was due primarily to an increase of $11,417,126 in commercial loans and an increase of $4,005,833 in commercial real estate loans, offset by decreases of $1,297,589 in construction/land development loans and $365,273 in residential real estate loans. The allowance for credit losses on loans increased by $32,590, or 0.8%, to $4,317,837 at March 31, 2024 from $4,285,247 at December 31, 2023.

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

Recoveries of credit losses of $0 and $270,000 were recorded for the three-month periods ended March 31, 2024 and 2023, respectively.

During the three-month periods ended March 31, 2024 and 2023, the Company had recoveries from loans written off in prior periods totaling $6,000 and $375,098, respectively. The Company had charge-offs of $1,163 during the three months ended March 31, 2024. There were no charge-offs during the same time period in 2023.

Watch list loans include loans classified as Special Mention, Substandard, and Doubtful. As of March 31, 2024, the Company had $8,257,629 of loans on a watch list, other than collateral-dependent loans, for which the borrowers have the potential for experiencing financial difficulties. As of December 31, 2023, the Company had $8,340,746 of such loans. Watch List loans are subject to ongoing management attention and their classifications are reviewed regularly.

Management believes that the $4.3 million reserve at March 31, 2024 is appropriate to adequately cover the expected losses in the loan portfolio. The Company’s loan portfolio grew by $13.8 million during the first three months of 2024. The allowance for credit losses on loans was 0.80% of the loan portfolio at March 31, 2024 compared to 0.81% at December 31, 2023.

Investment Securities

Investments in debt securities decreased by $1,923,226, or 1.0%, to $182,325,069 at March 31, 2024 from $184,248,295 at December 31, 2023. At March 31, 2024 and December 31, 2023, the Company had classified 89% and 89% of the investment portfolio as available for sale, respectively. The balance of the portfolio was classified as held to maturity.

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

Other Real Estate Owned

Other real estate owned (“OREO”) at March 31, 2024 and December 31, 2023 included one property with a carrying value of $1,242,365. The property is an apartment building in Baltimore, Maryland that was acquired in the Merger. The property is being marketed for sale.

	March 31,	December 31,
	2024	2023

Other Real Estate Owned	$1,242,365	$1,242,365

Deposits

Total deposits decreased by $24,985,264, or 3.7%, to $655,977,587 at March 31, 2024 from $680,962,851 at December 31, 2023. The decrease in deposits was due to a $17,387,059 decrease in time deposits, due primarily to a reduction in brokered deposits, and a $7,972,613 decrease in checking accounts, offset by a $247,160 increase in savings and money market accounts.

The following table shows the average balances and average costs of deposits for the three-month periods ended March 31, 2024 and 2023:

	March 31, 2024		March 31, 2023
	Average		Average
	Balance	Cost	Balance	Cost

Noninterest bearing demand deposits	$113,410,901	0.00%	$125,019,656	0.00%
Interest bearing demand deposits	130,458,298	0.68%	130,576,396	0.33%
Savings and money market deposits	157,978,341	0.65%	190,483,431	0.24%
Time deposits	261,572,905	4.01%	180,125,426	1.81%
	$663,420,445	1.87%	$626,204,909	0.66%

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

The Bank is approved to borrow 75% of eligible pledged single-family residential loans and 50% of eligible pledged commercial loans as well as investment securities, or approximately $71.4 million under a secured line of credit with the FHLB. The Bank also has two facilities with the Reserve Bank. Under the first facility, which has been in place for over 10 years and is collateralized by loans, the Bank can borrow approximately $26.0 million. The second facility is the Bank Term Funding Program (“BTFP”) that the Reserve Bank created in 2023. The BTFP facility allows securities to be pledged at par, provides fixed rates for up to one-year terms, and allows prepayments in whole or in part at any time. Effective, March 11, 2024, no new advances are available under the BTFP facility. Finally, the Bank has $23,500,000 ($14,500,000 unsecured and $9,000,000 secured) of overnight federal funds lines of credit available from commercial banks.

FHLB advances of $5,000,000 were outstanding as of March 31, 2024 and December 31, 2023. BTFP advances of $54,000,000 and $33,000,000 were outstanding as of March 31, 2024 and December 31, 2023, respectively. The Company borrowed $17,000,000 to facilitate the Merger in 2020 as more fully described below. There were no borrowings from the Reserve Bank other than the BTFP advances noted above or our commercial bank lenders at March 31, 2024 or December 31, 2023. Management believes that we have adequate liquidity sources to meet all anticipated liquidity needs over the next 12 months. Management knows of no trend or event which is likely to have a material impact on our ability to maintain liquidity at satisfactory levels. Uninsured deposits were approximately $144,315,000, or 22% of total deposits, at March 31, 2024.

Borrowings and Other Contractual Obligations

The Company’s contractual obligations consist primarily of borrowings and operating leases for various facilities.

On September 30, 2020, the Company borrowed $17,000,000 from First Horizon Bank (“FHN”) for the purpose of funding a portion of the consideration that was payable to the stockholders of Carroll in the Merger. Net of issuance costs, the amount of the net long-term debt was $12,741,562 and $13,212,378 as of March 31, 2024 and December 31, 2023, respectively. The loan matures on September 30, 2025. The interest rate on the loan is fixed at 4.10%. Quarterly interest-only payments were made through October 1, 2021. During the remaining term of the loan, the Company is required to make quarterly interest and principal payments of approximately $615,000, which is based on a nine-year straight-line amortization schedule. The remaining balance of approximately $9,916,667 will be due at maturity. To secure its obligations under this loan, the Company pledged all of its shares of common stock of the Bank to FHN.

Securities sold under agreements to repurchase represent overnight borrowings from customers. Securities owned by the Company which are used as collateral for these borrowings are primarily U.S. government agency securities.

Specific information about the Company’s borrowings and contractual obligations is set forth in the following table:

		March 31,	December 31,
		2024	2023
Amount oustanding at period-end:
Securities sold under repurchase agreements		$5,600,380	$6,760,493
Federal Home Loan Bank advances mature in:	2025	5,000,000	5,000,000
Federal Reserve Bank advances mature in:	2024	-	33,000,000
	2025	54,000,000	-
Long-term debt (net of issuance costs)		12,741,562	13,212,378
Weighted average rate paid at period-end:
Securites sold under repurchase agreements		1.25%	1.25%
Federal Home Loan Bank advances		1.00%	1.00%
Federal Reserve Bank advances		4.76%	4.83%
Long-term debt		4.10%	4.10%

The advances from the Reserve Bank and the FHLB and the long-term debt outstanding at March 31, 2024 will require the following principal payments:

Year ending December 31, 2024	$1,416,667
Year ending December 31, 2025	70,333,333

Off-Balance Sheet Arrangements

In the normal course of business, the Bank makes commitments to extend credit and issues standby letters of credit. Outstanding loan commitments, unused lines of credit, and letters of credit as of March 31, 2024 and December 31, 2023 are as follows:

	March 31,	December 31,
	2024	2023

Loan commitments
Construction and land development	$7,078,802	$8,575,337
Commercial	10,750,250	17,877,375
Commercial real estate	17,644,750	7,277,500
Residential	3,751,000	2,195,000
	$39,224,802	$35,925,212

Unused lines of credit
Home-equity lines	$11,979,618	$11,395,790
Commercial lines	45,407,926	46,610,690
	$57,387,544	$58,006,480

Letters of credit	$963,734	$1,339,391

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

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended March 31, 2024 and 2023

General

Net income for the three months ended March 31, 2024 was $1,219,987 compared to $1,900,851 for the same period of 2023. The decrease of $680,864, or 35.8%, was primarily due to a $482,812 decrease in net interest income, a $355,032 increase in noninterest expense and a $270,000 decrease in the recovery of credit losses, offset by a $122,001 increase in noninterest income.

Net Interest Income

Net interest income was $5,174,256 for the three months ended March 31, 2024 compared to $5,657,068 for the same period of 2023. The net yield on interest earning assets decreased to 2.69% for the three months ended March 31, 2024 from 3.24% for the same period of 2023. Higher interest expense on deposits and borrowings was the driving factor in the lower net interest income. The Federal Reserve rate increases of 5.25% since March 2022 caused the cost of deposits and borrowings to increase significantly.

Total interest income for the three months ended March 31, 2024 was $9,066,062 compared to $7,052,529 for the same period of 2023, an increase of $2.0 million, or 28.6%.

Total interest income on loans for the three months ended March 31, 2024 increased by $836,363 when compared to the same period of 2023 due to a $9.0 million higher average loan balance for the three months ended March 31, 2024 when compared to the same period of 2023 and a higher loan yield of 5.15% for the three months ended March 31, 2024 versus 4.60% for the same period of 2023. Investment income for the three months ended March 31, 2024 increased by $770,293, or 81.5%, when compared to the same period of 2023 due to an increase in the fully-taxable equivalent yield to 3.36% for the three months ended March 31, 2024 compared to 2.22% for the same period of 2023, and a $38.3 million higher average investment balance. The fully-taxable equivalent yield on total interest-earning assets increased 65 basis points to 4.68% for the three months ended March 31, 2024 from 4.03% for the same period of 2023. The average balance of total interest-earning assets increased by $75.8 million to $779.9 million for the three months ended March 31, 2024 compared to $704.1 million for the same period of 2023.

Total interest expense for the three months ended March 31, 2024 was $3,891,806 compared to $1,395,461 for the same period of 2023, an increase of $2,496,345, or 178.9%. The increase was due to an $83.7 million increase in the average balance of interest-bearing liabilities to $626.9 million for the three months ended March 31, 2024 compared to $543.2 million in the same period of 2023, and a higher overall cost of funds on interest bearing deposits and borrowings of 2.48% for the three months ended March 31, 2024 compared to 1.03% for the same period of 2023. Cost of funds for time deposits increased to 4.01% for the three months ended March 31, 2024 from 1.81% for the same period of 2023. Long-term debt, FHLB, Reserve Bank and other borrowings cost of funds increased to 4.42% for the three months ended March 31, 2024 from 3.94% for the same period of 2023.

Average noninterest-earning assets increased by $0.9 million to $19.9 million for the three months ended March 31, 2024 compared to $19.0 million in the same period of 2023. Average noninterest-bearing deposits decreased by $11.6 million to $113.4 million during the three months ended March 31, 2024 compared to $125.0 million in the same period of 2023. The average balance in stockholders’ equity increased by $2.9 million for the three months ended March 31, 2024 when compared with the same period of 2023.

The following table sets forth information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities for the three-month periods ended March 31, 2024 and 2023. Average balances are also provided for noninterest-earning assets and noninterest-bearing liabilities.

	Three Months Ended			Three Months Ended
	March 31, 2024			March 31, 2023
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
Assets:
Loans	$534,565,557	$6,881,911	5.15%	$525,515,876	$6,045,548	4.60%
Securities, taxable (1)	190,081,796	1,580,269	3.33%	151,487,864	763,420	2.02%
Securities, tax exempt (1)	18,052,125	170,126	3.77%	18,385,556	178,477	3.88%
Federal funds sold and other interest-earning assets (1)	37,224,007	500,715	5.38%	8,718,634	108,732	4.99%
Total interest-earning assets	779,923,485	9,133,021	4.68%	704,107,930	7,096,177	4.03%
Noninterest-earning assets	19,917,249			18,997,676
Total assets	$799,840,734			$723,105,606

Liabilities and Stockholders’ Equity:
NOW, savings, and money market	$288,436,639	475,635	0.66%	$321,059,827	221,392	0.28%
Certificates of deposit	261,572,905	2,625,291	4.01%	180,125,426	813,459	1.81%
Securities sold under repurchase agreements	7,379,930	23,009	1.25%	5,863,801	4,338	0.30%
FHLB advances	5,000,000	12,588	1.01%	21,422,222	204,709	3.82%
FRB advances and other borrowings	51,692,308	621,683	4.81%	-	-	-
Long-term debt	12,858,915	133,600	4.16%	14,742,179	151,563	4.11%
Total interest-bearing liabilities	626,940,697	3,891,806	2.48%	543,213,455	1,395,461	1.03%

Noninterest-bearing deposits	113,410,901			125,019,656
Noninterest-bearing liabilities	7,560,740			5,801,886
Total liabilities	747,912,338			674,034,997
Stockholders' equity	51,928,396			49,070,609
Total liabilities and stockholders' equity	$799,840,734			$723,105,606

Net interest income		$5,241,215			5,700,716

Interest rate spread			2.20%			3.00%

Net yield on interest-earning assets			2.69%			3.24%

Ratio of average interest-earning assets to Average interest-bearing liabilities			124.40%			129.62%

(1) - Interest on tax-exempt securities and other tax-exempt investments are reported on a fully taxable equivalent basis.  The federal, state and combined tax rates used were 21.00%, 8.25% and 27.5175% respectively.

Noninterest Income

Noninterest income for the three months ended March 31, 2024 was $504,415 compared to $382,414 for the same period of 2023, an increase of $122,001, or 31.9%. The increase was due primarily to an increase a $142,794 on insurance proceeds from the storm damage to the Bank’s Upperco, Maryland location, offset by a $20,432 decrease in mortgage banking income.

Noninterest Expense

Noninterest expense for the three months ended March 31, 2024 totaled $4,112,467 compared to $3,757,435 for the same period of 2023, an increase of $355,032, or 9.4%. The increase was due primarily to increases in salaries and benefits of $111,999 as a result of hiring several new employees and normal annual salary increases and an increase in other expenses of $208,128. The increase in other expenses was due primarily to an increase in professional fees paid to consultants related to the upcoming core conversion along with increases in Federal Deposit Insurance Corporation assessments.

Income Tax Expense

Income tax expense for the three months ended March 31, 2024 was $346,217 compared to $651,196 for the same period of 2023. The effective tax rate was 22.1% for the three months ended March 31, 2024 compared to 25.5% for the same period of 2023. The decrease in the effective tax rate is due to a higher percentage of tax exempt revenue in 2024 versus 2023.

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

An evaluation of the effectiveness of these disclosure controls as of March 31, 2024 was carried out under the supervision and with the participation of management, including the PEO and the PFO. Based on that evaluation, management, including the PEO and the PFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the quarter ended March 31, 2024, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the quarter ended March 31, 2024, no director or officer of the Company adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of securities of the registrant intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Exchange Act or (ii) any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of the SEC’s Regulation S-K.

Item 6.	Exhibits

The exhibits filed or furnished with this quarterly report are listed in the following Exhibit Index:

Exhibit	Description

31.1	Certifications of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certifications of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

32	Certification of the Principal Executive Officer and the Principal Financial Office pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T (filed herewith)

104	The cover page of Farmers and Merchants Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 formatted in Inline XBRL, included within the Exhibit 101 attachments (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS AND MERCHANTS BANCSHARES, INC.

Date: May 14, 2024	/s/ Gary A. Harris
Gary A. Harris
Chief Executive Officer
(Principal Executive Officer)

Date May 14, 2024	/s/ Mark C. Krebs
Mark C. Krebs
Treasurer and Chief Financial Officer
(Principal Financial Officer & Principal Accounting Officer)