Form 10-Q
period 2024-06-30
Farmers & Merchants Bancshares, Inc.
filed 2024-08-14
CIK 1698022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2024

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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,144,974 as of August 14, 2024.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30,	December 31,
	2024	2023 *
	(Unaudited)
Assets

Cash and due from banks	$24,212,716	$44,404,473
Federal funds sold and other interest-bearing deposits	297,604	285,864
Cash and cash equivalents	24,510,320	44,690,337
Certificates of deposit in other banks	100,000	100,000
Securities available for sale, at fair value	157,524,568	164,084,673
Securities held to maturity, at amortized cost (allowance for credit losses of $126,631 and $35,627)	20,135,893	20,163,622
Equity security, at fair value	508,333	507,130
Restricted stock, at cost	1,395,900	863,500
Loans, less allowance for credit losses of $4,082,098 and $4,285,247	546,036,461	523,308,044
Premises and equipment, net	7,455,924	6,583,452
Accrued interest receivable	2,191,090	2,180,734
Deferred income taxes, net	8,061,994	8,312,482
Other real estate owned, net	1,242,365	1,242,365
Bank owned life insurance	15,115,536	14,930,754
Goodwill and other intangibles, net	7,030,260	7,034,424
Other assets	7,247,205	5,939,309
	$798,555,849	$799,940,826

Liabilities and Stockholders' Equity

Deposits
Noninterest-bearing	$108,907,898	$115,284,706
Interest-bearing	542,301,597	565,678,145
Total deposits	651,209,495	680,962,851
Securities sold under repurchase agreements	2,758,183	6,760,493
Federal Home Loan Bank of Atlanta advances	15,000,000	5,000,000
Federal Reserve Bank advances	54,000,000	33,000,000
Long-term debt, net of issuance costs	12,270,747	13,212,378
Accrued interest payable	2,217,250	1,482,773
Other liabilities	6,557,384	7,344,040
	744,013,059	747,762,535
Stockholders' equity
Common stock, par value $.01 per share, authorized 5,000,000 shares; issued and outstanding 3,144,974 and 3,116,966 shares in 2024 and 2023, respectively	31,450	31,170
Additional paid-in capital	30,832,609	30,398,080
Retained earnings	40,703,077	39,433,185
Accumulated other comprehensive loss	(17,024,346)	(17,684,144)
	54,542,790	52,178,291
	$798,555,849	$799,940,826

* Derived from audited consolidated financial statements

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

Interest income
Loans, including fees	$7,237,816	$6,368,721	$14,119,727	$12,414,269
Investment securities - taxable	1,592,316	769,999	3,171,382	1,532,207
Investment securities - tax exempt	137,593	139,528	274,371	279,372
Federal funds sold and other interest earning assets	212,043	105,974	680,350	210,903
Total interest income	9,179,768	7,384,222	18,245,830	14,436,751

Interest expense
Deposits	3,231,886	1,735,965	6,332,812	2,770,816
Securities sold under repurchase agreements	13,035	7,501	36,044	11,839
Federal Home Loan Bank advances	31,929	208,536	44,517	412,983
Federal Reserve Bank advances	640,846	13,000	1,262,529	13,263
Long-term debt	128,705	148,390	262,305	299,952
Total interest expense	4,046,401	2,113,392	7,938,207	3,508,853
Net interest income	5,133,367	5,270,830	10,307,623	10,927,898

Recovery of credit losses	-	(225,000)	-	(495,000)

Net interest income after recovery of credit losses	5,133,367	5,495,830	10,307,623	11,422,898

Noninterest income
Service charges on deposit accounts	217,427	204,726	412,101	391,433
Mortgage banking income	18,376	33,636	23,327	58,929
Bank owned life insurance income	94,462	88,742	184,782	171,847
Fair value adjustment on equity security	(2,430)	(7,341)	(5,971)	(1,574)
Loss on sale of debt securities	(31,922)	-	(31,922)	-
Gain on insurance proceeds	-	-	142,794	-
Other fees and commissions	78,047	83,487	153,264	165,029
Total noninterest income	373,960	403,250	878,375	785,664

Noninterest expense
Salaries	1,993,580	1,850,494	3,969,767	3,726,938
Employee benefits	441,546	541,173	1,047,859	1,135,230
Occupancy	277,690	202,147	524,017	416,263
Furniture and equipment	327,884	252,924	570,305	492,651
Other	1,082,561	838,909	2,123,780	1,672,000
Total noninterest expense	4,123,261	3,685,647	8,235,728	7,443,082

Income before income taxes	1,384,066	2,213,433	2,950,270	4,765,480
Income taxes	305,557	543,316	651,774	1,194,512
Net income	$1,078,509	$1,670,117	$2,298,496	$3,570,968

Earnings per share - basic	$0.35	$0.54	$0.74	$1.16
Earnings per share - diluted	$0.35	$0.54	$0.74	$1.16

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

Net income	$1,078,509	$1,670,117	$2,298,496	$3,570,968

Other comprehensive income (loss), net of income taxes:

Securities available for sale
Net unrealized gain (loss) arising during the period	1,012,337	(2,994,650)	(561,876)	(807,464)
Reclassification adjustment for realized losses included in net income	31,922	-	31,922	-
Total unrealized gain (loss) on investment securities available for sale	1,044,259	(2,994,650)	(529,954)	(807,464)
Income tax (expense) benefit	(287,355)	824,053	145,830	222,194
Net unrealized gain (loss) on investment securities available for sale	756,904	(2,170,597)	(384,124)	(585,270)

Total unrealized gain on derivatives	327,405	274,986	1,440,306	61,465
Income tax expense	(98,497)	(75,670)	(396,384)	(16,914)

Net unrealized gain on derivatives	228,908	199,316	1,043,922	44,551

Total other comprehensive income (loss)	985,812	(1,971,281)	659,798	(540,719)

Total comprehensive income (loss)	2,064,321	(301,164)	2,958,294	3,030,249

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Three and six months Ended June 30, 2024 and 2023

(Unaudited)

			Additional		Accumulated other	Total
	Common stock		paid-in	Retained	comprehensive	stockholders'
	Shares	Par value	capital	earnings	income (loss)	equity

Three months ended June 30, 2023
Balance, March 31, 2023	3,071,214	$30,712	$29,549,914	$36,851,782	$(15,675,267)	$50,757,141
Net income	-	-	-	1,670,117	-	1,670,117
Other comprehensive loss	-	-	-	-	(1,971,281)	(1,971,281)
Cash dividends, $0.33 per share	-	-	-	(1,013,499)	-	(1,013,499)
Dividends reinvested	19,154	192	391,574	-	-	391,766

Balance, June 30, 2023	3,090,368	$30,904	$29,941,488	$37,508,400	$(17,646,548)	$49,834,244

Six months ended June 30, 2023
Balance, December 31, 2022	3,071,214	$30,712	$29,549,914	$35,300,166	$(17,105,829)	$47,774,963
Net income	-	-	-	3,570,968	-	3,570,968
Other comprehensive loss	-	-	-	-	(540,719)	(540,719)
Cash dividends, $0.33 per share	-	-	-	(1,013,499)	-	(1,013,499)
Reclassification due to the adoption of ASU 2016-13
Dividends reinvested	19,154	192	391,574	(7,843)	-	383,923

Balance, June 30, 2023	3,090,368	$30,904	$29,941,488	$37,508,400	$(17,646,548)	$49,834,244

Three months ended June 30, 2024
Balance, March 31, 2024	3,116,966	$31,170	$30,402,618	$40,653,172	$(18,010,158)	$53,076,802
Net income	-	-	-	1,078,509	-	1,078,509
Stock-based compensation	-	-	4,538	-	-	4,538
Other comprehensive gain	-	-	-	-	985,812	985,812
Cash dividends, $0.33 per share	-	-	-	(1,028,604)	-	(1,028,604)
Dividends reinvested	28,008	280	425,453	-	-	425,733

Balance, June 30, 2024	3,144,974	$31,450	$30,832,609	$40,703,077	$(17,024,346)	$54,542,790

Six months ended June 30, 2024
Balance, December 31, 2023	3,116,966	$31,170	$30,398,080	$39,433,185	$(17,684,144)	$52,178,291
Net income	-	-	-	2,298,496	-	2,298,496
Stock-based compensation	-	-	9,076	-	-	9,076
Other comprehensive gain	-	-	-	-	659,798	659,798
Cash dividends, $0.33 per share	-	-	-	(1,028,604)	-	(1,028,604)
Dividends reinvested	28,008	280	425,453	-	-	425,733

Balance, June 30, 2024	3,144,974	$31,450	$30,832,609	$40,703,077	$(17,024,346)	$54,542,790

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

Six Months Ended June 30,	2024	2023

Reconciliation of net income to net cash provided by operating activities
Net income	$2,298,496	$3,570,968
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	285,948	256,738
Recovery of credit losses	-	(495,000)
(Accretion) amortization of right of use asset and lease liability	2,893	(2,245)
Equity security dividends reinvested	(7,174)	(5,918)
Unrealized loss on equity security	5,971	1,574
Gain on sale of premises and equipment	-	(9,000)
Gain on insurance proceeds	(142,794)	-
Gain (loss) on fair value hedge	65	(32,005)
Loss on sale of security	31,922	-
Stock based compensation	9,076	-
Amortization of debt issuance costs	2,813	2,812
Amortization of premiums and (accretion of discounts), net	(489,221)	12,127
Bank owned life insurance cash surrender value	(184,782)	(171,847)
Increase (decrease) in
Deferred loan fees and costs, net	41,015	8,295
Accrued interest payable	734,477	771,053
Other liabilities	(245,769)	(896,980)
Decrease (increase) in
Mortgage loans held for sale	-	428,355
Accrued interest receivable	(10,356)	(9,643)
Other assets	(405,923)	(125,480)
Net cash provided by operating activities	1,926,657	3,303,804

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

Six Months Ended June 30,	2024	2023

Cash flows from investing activities
Proceeds from maturity and call of securities
Available for sale	9,165,014	5,612,435
Held to maturity	-	330,000
Proceeds from sale of securities
Available for sale	521,162	-
Purchase of securities
Available for sale	(3,269,141)	-
Loans made to customers, net of principal collected	(22,702,071)	(13,951,062)
(Purchase) redemption of stock in FHLB of Atlanta	(532,400)	255,000
Proceeds from sale of premises and equipment	-	9,000
Proceeds from insurance	142,794	-
Purchases of premises, equipment and software	(1,132,363)	(102,439)
Net cash used in investing activities	(17,807,005)	(7,847,066)

Cash flows from financing activities
Net increase (decrease) in
Noninterest-bearing deposits	(6,376,808)	(5,723,680)
Interest-bearing deposits	(23,373,236)	13,977,308
Securities sold under repurchase agreements	(4,002,310)	(1,112,365)
Federal Home Loan Bank of Atlanta advances	10,000,000	(6,000,000)
Federal Reserve Bank advances	21,000,000	10,000,000
Long-term debt principal payments	(944,444)	(944,444)
Dividends paid, net of reinvestments	(602,871)	(629,576)
Net cash (used in) provided by financing activities	(4,299,669)	9,567,243

Net (decrease) increase in cash and cash equivalents	(20,180,017)	5,023,981

Cash and cash equivalents at beginning of period	44,690,337	7,263,537
Cash and cash equivalents at end of period	$24,510,320	$12,287,518

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$7,200,065	$2,784,686
Cash paid during the period for income taxes	190,000	1,300,848
Supplemental disclosure of non-cash transactions:
Net unrealized loss on securities available for sale	(529,953)	(807,464)
Additions to right of use assets obtained in exchange for lease liabilities	704,577	-

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods have been made. Such adjustments were normal and recurring in nature. The results of operations for the three- and six-month periods ended June 30, 2024 do not necessarily reflect the results that may be expected for the fiscal year ending December 31, 2024 or any future interim period. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2023, which are included in Farmers and Merchants Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023 that was filed with the Securities and Exchange Commission (the “SEC”).

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this ASU are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. This ASU requires disclosure of significant segment expenses that are regularly provided to the chief operating decision mark (“CODM”), an amount for other segments items by reportable segment and a description of its composition, all annual disclosures required by ASU Topic 280 in interim periods as well, and the title and position of the CODM and how the CODM uses the reported measures. Additionally, this ASU requires that at least one of the reported segment profit and loss measures should be the measure that is most consistent with the measurement principles used in an entity’s consolidated financial statements. Lastly, this ASU requires public business entities with a single reportable segment to provide all disclosures required by these amendments in this ASU and all existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively. The Company does not expect that the adoption of ASU 2023-07 will have a material impact on its consolidated financial statements.

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

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

3.	Investment Securities

Investments in debt securities are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair	Allowance for	Net Amortized
June 30, 2024	cost	gains	losses	value	Credit Losses	Amount

Available for sale

State and municipal	$500,000	$-	$16,982	$483,018	$-	$483,018
SBA pools	720,085	1,897	6,857	715,125	-	715,125
Corporate bonds	8,814,018	-	1,153,555	7,660,463	-	7,660,463
Mortgage-backed securities	170,808,981	621,265	22,764,284	148,665,962	-	148,665,962
	$180,843,084	$623,162	$23,941,678	$157,524,568	$-	$157,524,568

Held to maturity

State and municipal	$20,262,524	$592	$1,371,384	$18,891,732	$126,631	$20,135,893

	Amortized	Unrealized	Unrealized	Fair	Allowance for	Net Carrying
December 31, 2023	cost	gains	losses	value	Credit Losses	Amount

Available for sale

State and municipal	$500,000	$-	$15,192	$484,808	$-	$484,808
SBA pools	776,686	1,160	11,136	766,710	-	766,710
Corporate bonds	9,853,988	-	1,283,559	8,570,429	-	8,570,429
Mortgage-backed securities	175,742,562	1,025,623	22,505,459	154,262,726	-	154,262,726
	$186,873,236	$1,026,783	$23,815,346	$164,084,673	$-	$164,084,673

Held to maturity

State and municipal	$20,199,249	$39,537	$1,175,565	$19,063,221	$35,627	$20,163,622

The allowance for credit losses on held-to-maturity securities is a contra-asset valuation account that is deducted from the amortized cost basis of held-to-maturity securities to present the net amount expected to be collected. Management measures expected credit losses on held-to-maturity securities on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. With regard to securities issued by states and political subdivisions, management considers (i) issuer bond ratings, (ii) historical loss rates for given bond ratings, (iii) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities, and (iv) internal forecasts. Unrated bonds were underwritten similar to commercial loans and the financial condition of the issuer is monitored periodically. Expected credit losses on commercial loans are applied to unrated bonds. The duration of each bond is used as the remaining life in the calculation of expected credit losses.

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

3.	Investment Securities (continued)

The following table summarizes Moody's and/or Standard & Poor's bond ratings (the Company’s primary credit quality indicators) for our portfolio of held-to-maturity securities issued by states and political subdivisions as of June 30, 2024 and December 31, 2023 at amortized cost:

	June 30, 2024	December 31, 2023
AAA	$2,794,320	$2,785,955
AA	10,477,327	10,434,388
A	3,816,717	3,808,365
BAA	253,557	250,661
Not rated	2,920,603	2,919,880
Total	$20,262,524	$20,199,249

Historical loss rates associated with securities having similar grades as those in our portfolio have generally not been significant. Furthermore, as of June 30, 2024, there were no past due principal or interest payments associated with these securities and none are on nonaccrual.

The following table details activity in the allowance for credit losses on held-to-maturity securities for the three- and six-month periods ended June 30, 2024 and 2023:

	Three Months	Six Months	Three Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2024	June 30, 2024	June 30, 2023	June 30, 2023

Beginning balance	$31,670	$35,627	$60,592	$-
Impact of adopting ASC 326	-	-	-	51,990
Credit loss (recovery) provision	94,961	91,004	(10,147)	(1,545)
Ending balance	$126,631	$126,631	$50,445	$50,445

Accrued interest receivable on available for sale securities totaled $397,928 and $418,549 as of June 30, 2024 and December 31, 2023, respectively, and accrued interest receivable on held to maturity securities totaled $121,670 and $121,670 as of June 30, 2024 and December 31, 2023, respectively.  Both are grouped in accrued interest receivable on the balance sheet.

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

3.	Investment Securities (continued)

Contractual maturities, shown below, will differ from actual maturities because borrowers and issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
June 30, 2024	cost	value	cost	value

Within one year	$1,754,504	$1,729,691	$230,000	$229,593
Over one to five years	500,000	483,018	671,211	656,312
Over five to ten years	7,059,514	5,930,774	6,470,309	6,107,565
Over ten years	-	-	12,891,004	11,898,262
	9,314,018	8,143,483	20,262,524	18,891,732
Mortgage-backed securities and
SBA pools, due in monthly installments	171,529,066	149,381,085	-	-
	$180,843,084	$157,524,568	$20,262,524	$18,891,732

Securities with a carrying value of $69,086,427 and $50,371,861 as of June 30, 2024 and December 31, 2023, respectively, were pledged as collateral for borrowings, securities sold under repurchase agreements and other collateralized deposits.

During the three- and six-month periods ended June 30, 2024, there was one sale of an available for sale security with a principal balance of $521,162, resulting in a loss of $31,922. There were no sales of securities for the six-month period ended June 30, 2023.

The following table sets forth the Company’s gross unrealized losses on a continuous basis for available for sale debt securities, by category and length of time.

June 30, 2024	Less than 12 months		12 months or more		Total
Description of investments	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

State and municipal	$-	$-	$483,018	$16,982	$483,018	$16,982
SBA pools	-	-	405,234	6,857	405,234	6,857
Corporate bonds	-	-	7,660,463	1,153,555	7,660,463	1,153,555
Mortgage-backed securities	26,179,412	584,502	97,718,937	22,179,782	123,898,349	22,764,284
Total	$26,179,412	$584,502	$106,267,652	$23,357,176	$132,447,064	$23,941,678

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

3.	Investment Securities (continued)

December 31, 2023	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
Description of investments	Fair value	losses	Fair value	losses	Fair value	losses

State and municipal	$246,608	$3,392	$238,200	$11,800	$484,808	$15,192
SBA pools	-	-	659,869	11,136	659,869	11,136
Corporate bonds	341,264	58,736	8,229,165	1,224,823	8,570,429	1,283,559
Mortgage-backed securities	23,840,242	378,379	104,657,869	22,127,080	128,498,111	22,505,459
Total	$24,428,114	$440,507	$113,785,103	$23,374,839	$138,213,217	$23,815,346

As of June 30, 2024, management did not have the intent to sell any of the securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased as well as other market conditions for each particular security based upon the structure and remaining principal balance. The fair values of the investment securities are expected to recover as the securities approach their maturity dates or repricing dates or if market yields for such investments decline. Based on these factors, as of June 30, 2024, management believes that the unrealized losses detailed in the table above are temporary and, accordingly, none of these unrealized losses have been recognized in the Company’s consolidated statement of income.

4.	Loans and Allowance for Credit Losses

Major categories of loans are as follows:

	June 30,	December 31,
	2024	2023
Real estate:
Commercial	$375,004,980	$361,942,511
Construction and land development	19,712,262	20,446,150
Residential	110,929,552	112,789,631
Commercial	44,917,520	32,823,072
Consumer	168,469	165,136
	550,732,783	528,166,500
Less: Allowance for credit losses	4,082,098	4,285,247
Deferred origination fees net of costs	614,224	573,209
	$546,036,461	$523,308,044

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

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

4.	Loans and Allowance for Credit Losses (continued)

The following tables present the amortized cost basis of loans on nonaccrual status as of June 30, 2024 and December 31, 2023:

	Nonaccrual	Nonaccrual
	With No	With
	Allowance	Allowance
	for Credit Loss	for Credit Loss
June 30, 2024
Real estate:
Commercial	$-	$403,853
Construction and land development	-	-
Residential	-	-
Commercial	-	-
Consumer	-	-
	$-	$403,853

December 31, 2023
Real estate:
Commercial	$-	$502,961
Construction and land development	-	-
Residential	-	-
Commercial	-	152,449
Consumer	-	-
	$-	$655,410

The Company did not recognize any interest income on nonaccrual loans during the six months ended June 30, 2024 or the six months ended June 30, 2023.

At June 30, 2024, the Company had one nonaccrual commercial real estate loan totaling $403,853. Gross interest income of $25,556 would have been recorded for the six months ended June 30, 2024 if this nonaccrual loan had been current and performing in accordance with the original terms. The Company allocated $332,551 of its allowance for credit losses to this nonaccrual loan. During the six months ended June 30, 2024, one nonaccrual commercial loan totaling $152,449 was charged off.

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

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

4.	Loans and Allowance for Credit Losses (continued)

An age analysis of past due loans, segregated by type of loan, is as follows:

			90 Days				Past Due 90
	30 - 59 Days	60 - 89 Days	or More	Total		Total	Days or More
	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing
June 30, 2024
Real estate:
Commercial	$1,999,801	$-	$403,853	$2,403,654	$372,601,326	$375,004,980	$-
Construction and land development	-	-	-	-	19,712,262	19,712,262	-
Residential	-	-	-	-	110,929,552	110,929,552	-
Commercial	-	-	-	-	44,917,520	44,917,520	-
Consumer	-	-	-	-	168,469	168,469	-
Total	$1,999,801	$-	$403,853	$2,403,654	$548,329,129	$550,732,783	$-

December 31, 2023
Real estate:
Commercial	$-	$-	$502,961	$502,961	$361,439,550	$361,942,511	$-
Construction and land development	-	-	-	-	20,446,150	20,446,150	-
Residential	161,431	-	-	161,431	112,628,200	112,789,631	-
Commercial	-	-	152,449	152,449	32,670,623	32,823,072	-
Consumer	1,163	-	-	1,163	163,973	165,136	-
Total	$162,594	$-	$655,410	$818,004	$527,348,496	$528,166,500	$-

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of June 30, 2024 and December 31, 2023:

June 30, 2024
Real estate:
Commercial	$2,441,900
Construction and land development	-
Residential	272,741
Commercial	-
Consumer	-
$2,714,641

December 31, 2023
Real estate:
Commercial	$2,515,103
Construction and land development	-
Residential	275,622
Commercial	152,449
Consumer	-
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

The following table presents the amortized cost basis of loans at June 30, 2024 that were both experiencing financial difficulty and modified during the quarter ended June 30, 2024, by class and type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of loans is also presented below. We modified two commercial real estate loans totalling $2,038,047 to the same borrower who was experiencing financial distress during the three- and six-month periods ended June 30, 2024. The terms of the loans were extended by 12 months. One of the loans was delinquent at June 30, 2024 but was not in default.

For the Three- and		Total Class
Six- months ended	Term	of Financing
June 30, 2024	Extension	Receivable

Commercial real estate	$2,038,047	0.54%

Total	$2,038,047	0.37%

There were no modifications to borrowers experiencing financial distress during the three- or six-month periods ended June 30, 2023. There were no payment defaults of modified loans during the previous 12 months.

Accrued interest receivable on loans totaled $1,590,226 and $1,539,332 at June 30, 2024 and December 31, 2023, respectively, and is included in accrued interest receivable on the balance sheets. Accrued interest receivable is not included as part of the amortized costs of loans for the allowance for credit losses estimate.

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

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

4.	Loans and Allowance for Credit Losses (continued)

Loans by credit grade, segregated by loan type, and year originated as of June 30, 2024 are as follows:

	Term Loans Amortized Cost Basis by Origination
								Revolving
							Revolving	Loans Converted
	2024	2023	2022	2021	2020	Prior	Loans	to Term	Total
Commercial Real Estate

Pass	$22,686,513	$27,392,484	$73,202,038	$55,321,128	$20,083,107	$163,931,870	$3,126,023	$-	$365,743,163
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	9,261,817	-	-	9,261,817
Doubtful	-	-	-	-	-	-	-	-	-
Total	$22,686,513	$27,392,484	$73,202,038	$55,321,128	$20,083,107	$173,193,687	$3,126,023	$-	$375,004,980

Construction and Land Development

Pass	$1,328,425	$3,105,220	$6,547,833	$1,476,429	$975,009	$6,279,346	$-	$-	$19,712,262
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$1,328,425	$3,105,220	$6,547,833	$1,476,429	$975,009	$6,279,346	$-	$-	$19,712,262

Residential Real Estate

Pass	$6,454,708	$10,227,748	$18,247,913	$9,810,190	$7,338,084	$50,556,839	$6,651,326	$-	$109,286,808
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	1,642,744	-	-	1,642,744
Doubtful	-	-	-	-	-	-	-	-	-
Total	$6,454,708	$10,227,748	$18,247,913	$9,810,190	$7,338,084	$52,199,583	$6,651,326	$-	$110,929,552

Commercial

Pass	$7,147,076	$5,587,940	$6,378,892	$2,844,724	$843,019	$1,438,325	$20,677,544	$-	$44,917,520
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$7,147,076	$5,587,940	$6,378,892	$2,844,724	$843,019	$1,438,325	$20,677,544	$-	$44,917,520

Consumer

Pass	$47,217	$65,919	$15,627	$2,146	$3,957	$2,026	$-	$-	$136,892
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	3,459	-	1,124	-	-	-	-	4,583
Doubtful	-	-	-	-	-	-	26,994	-	26,994
Total	$47,217	$69,378	$15,627	$3,270	$3,957	$2,026	$26,994	$-	$168,469

Aggregate total

Pass	$37,663,939	$46,379,311	$104,392,303	$69,454,617	$29,243,176	$222,208,406	$30,454,893	$-	$539,796,645
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	3,459	-	1,124	-	10,904,561	-	-	10,909,144
Doubtful	-	-	-	-	-	-	26,994	-	26,994
Total	$37,663,939	$46,382,770	$104,392,303	$69,455,741	$29,243,176	$233,112,967	$30,481,887	$-	$550,732,783

Charge-offs	$-	$3,330	$-	$-	$-	$152,449	$-	$-	$155,779

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

4.	Loans and Allowance for Credit Losses (continued)

Loans by credit grade, segregated by loan type, and year originated as of December 31, 2023 are as follows:

	Term Loans Amortized Cost Basis by Origination
								Revolving
							Revolving	Loans Converted
	2023	2022	2021	2020	2019	Prior	Loans	to Term	Total
Commercial Real Estate

Pass	$27,500,909	$73,944,442	$54,973,818	$20,540,492	$25,102,276	$147,755,491	$2,694,268	$-	$352,511,696
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	9,430,815	-	-	9,430,815
Doubtful	-	-	-	-	-	-	-	-	-
Total	$27,500,909	$73,944,442	$54,973,818	$20,540,492	$25,102,276	$157,186,306	$2,694,268	$-	$361,942,511

Construction and Land Development

Pass	$3,359,456	$6,519,085	$4,623,119	$642,571	$309,038	$4,992,881	$-	$-	$20,446,150
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$3,359,456	$6,519,085	$4,623,119	$642,571	$309,038	$4,992,881	$-	$-	$20,446,150

Residential Real Estate

Pass	$10,109,347	$18,603,074	$9,870,791	$6,793,326	$16,218,714	$40,015,758	$9,501,733	$-	$111,112,743
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	1,676,888	-	-	1,676,888
Doubtful	-	-	-	-	-	-	-	-	-
Total	$10,109,347	$18,603,074	$9,870,791	$6,793,326	$16,218,714	$41,692,646	$9,501,733	$-	$112,789,631

Commercial

Pass	$7,016,763	$8,074,370	$3,264,342	$1,225,297	$884,537	$910,042	$11,295,272	$-	$32,670,623
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	152,449	-	-	-	152,449
Doubtful	-	-	-	-	-	-	-	-	-
Total	$7,016,763	$8,074,370	$3,264,342	$1,225,297	$1,036,986	$910,042	$11,295,272	$-	$32,823,072

Consumer

Pass	$92,295	$32,771	$4,179	$4,895	$7,226	$2	$-	$-	$141,368
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	6,106	-	1,524	-	-	-	-	-	7,630
Doubtful	-	-	-	-	-	-	16,138	-	16,138
Total	$98,401	$32,771	$5,703	$4,895	$7,226	$2	$16,138	$-	$165,136

Aggregate total

Pass	$48,078,770	$107,173,742	$72,736,249	$29,206,581	$42,521,791	$193,674,174	$23,491,273	$-	$516,882,580
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	6,106	-	1,524	-	152,449	11,107,703	-	-	11,267,782
Doubtful	-	-	-	-	-	-	16,138	-	16,138
Total	$48,084,876	$107,173,742	$72,737,773	$29,206,581	$42,674,240	$204,781,877	$23,507,411	$-	$528,166,500

Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

4.	Loans and Allowance for Credit Losses (continued)

The following table details activity in the allowance for credit losses and loan balances by portfolio as of and for the three- and six-month periods ended June 30, 2024 and 2023 and for the year ended December 31, 2023. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

						Allowance for credit losses ending		Outstanding loan balances
		Provision for				balance evaluated for impairment:		evaluated:
Six months ended	Beginning	(recovery of)	Charge		Ending
June 30, 2024	balance	credit losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$2,449,988	$101,967	$-	$-	$2,551,955	$392,551	$2,159,404	$2,441,900	$372,563,080
Construction and land development	253,173	(48,220)	-	-	204,953	-	204,953	-	19,712,262
Residential	1,012,938	(157,307)	-	12,000	867,631	-	867,631	272,741	110,656,811
Commercial	493,502	96,720	(152,449)	-	437,773	-	437,773	-	44,917,520
Consumer	2,080	4,209	(3,330)	-	2,959	-	2,959	-	168,469
Unallocated	73,566	(56,739)	-	-	16,827	-	16,827	-	-
	$4,285,247	$(59,370)	$(155,779)	$12,000	$4,082,098	$392,551	$3,689,547	$2,714,641	$548,018,142

							Allowance for credit losses ending		Outstanding loan balances
			Provision for				balance evaluated for impairment:		evaluated:
Six months ended	Beginning	Impact of ASC	(recovery of)	Charge		Ending
June 30, 2023	balance	326 Adoption	credit losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$2,818,582	$(350,838)	$205,358	$-	$-	$2,673,102	$250,000	$2,423,102	$502,961	$366,708,230
Construction and land development	164,596	280,179	(153,094)	-	11,925	303,606	-	303,606	-	24,940,684
Residential	793,919	538,435	(609,314)	-	375,048	1,098,088	74,208	1,023,880	278,101	111,776,676
Commercial	337,303	135,200	5,148	-	-	477,651	152,449	325,202	152,449	31,721,432
Consumer	4,706	(4,537)	3,786	-	-	3,955	-	3,955	-	182,095
Unallocated	31,092	(31,092)	90,434	-	-	90,434	-	90,434	-	-
	$4,150,198	$567,347	$(457,682)	$-	$386,973	$4,646,836	$476,657	$4,170,179	$933,511	$535,329,117

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

4.	Loans and Allowance for Credit Losses (continued)

							Allowance for credit losses ending		Outstanding loan balances
			Provision for				balance evaluated for impairment:		evaluated:
	Beginning	Impact of ASC	(recovery of)	Charge		Ending
December 31, 2023	balance	326 Adoption	credit losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$2,818,582	$(448,483)	$79,889	$-	$-	$2,449,988	$297,551	$2,152,437	$2,515,103	$359,427,408
Construction and land development	164,596	277,317	(200,665)	-	11,925	253,173	-	253,173	-	20,446,150
Residential	793,919	508,579	(676,608)	-	387,048	1,012,938	-	1,012,938	275,622	112,514,009
Commercial	337,303	133,838	22,361	-	-	493,502	152,449	341,053	152,449	32,670,623
Consumer	4,706	(4,526)	1,900	-	-	2,080	-	2,080	-	165,136
Unallocated	31,092	(31,092)	73,566	-	-	73,566	-	73,566	-	-
	$4,150,198	$435,633	$(699,557)	$-	$398,973	$4,285,247	$450,000	$3,835,247	$2,943,174	$525,223,326

Loans acquired from Carroll Community Bank in 2020 were measured at fair value at the acquisition date with no carryover of any allowance for credit losses. The following table provides activity for the accretable credit discount of purchased loans:

	Three Months	Six Months	Three Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2024	June 30, 2024	June 30, 2023	June 30, 2023

Beginning balance	$463,960	$539,338	$818,740	$930,973
Accretion	(67,116)	(142,494)	(102,402)	(214,635)
Ending balance	$396,844	$396,844	$716,338	$716,338

The following table provides activity for the amortizable yield premium of purchased loans:

	Three Months	Six Months	Three Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2024	June 30, 2024	June 30, 2023	June 30, 2023

Beginning balance	$437,936	$509,087	$772,817	$878,756
Amortization	(63,351)	(134,502)	(96,657)	(202,596)
Ending balance	$374,585	$374,585	$676,160	$676,160

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

4.	Loans and Allowance for Credit Losses (continued)

At June 30, 2024 and December 31, 2023, the aggregate principal balance of purchased loans was $68,069,276 and $74,146,002, respectively, and the aggregate carrying value was $68,047,017 and $74,115,751, respectively.

The following table details activity in the allowance for credit losses on unfunded loan commitments for the three- and six-month periods ended June 30, 2024 and 2023:

	Three Months	Six Months	Three Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2024	June 30, 2024	June 30, 2023	June 30, 2023

Beginning balance	$203,847	$227,643	$76,471	$-
Impact of adopting ASC 326	-	-	-	85,073
Credit loss recovery	(7,838)	(31,634)	(27,171)	(35,773)
Ending balance	$196,009	$196,009	$49,300	$49,300

The following table provides a summary of all of the components of the allowance for credit losses:

	Three Months Ended June 30, 2024				Six Months Ended June 30, 2024
	Held to maturity securities	Loans	Unfunded loan commitments	Total	Held to maturity securities	Loans	Unfunded loan commitments	Total

Beginning balance	$31,670	$4,317,837	$203,847	$4,553,354	$35,627	$4,285,247	$227,643	$4,548,517
Provision (recovery) of credit losses	94,961	(87,123)	(7,838)	-	91,004	(59,370)	(31,634)	-
Charge-offs	-	(154,616)	-	(154,616)	-	(155,779)	-	(155,779)
Recoveries	-	6,000	-	6,000	-	12,000	-	12,000
Ending balance	$126,631	$4,082,098	$196,009	$4,404,738	$126,631	$4,082,098	$196,009	$4,404,738

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

4.	Loans and Allowance for Credit Losses (continued)

	Three Months Ended June 30, 2023				Six Months Ended June 30, 2023
	Held to maturity securities	Loans	Unfunded loan commitments	Total	Held to maturity securities	Loans	Unfunded loan commitments	Total

Beginning balance	$60,592	$4,822,643	$76,471	$4,959,706	$-	$4,150,198	$-	$4,150,198
Impact of adopting ASC 326	-	-	-	-	51,990	567,347	85,073	704,410
Provision (recovery) of credit losses	(10,147)	(187,682)	(27,171)	(225,000)	(1,545)	(457,682)	(35,773)	(495,000)
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	11,875	-	11,875	-	386,973	-	386,973
Ending balance	$50,445	$4,646,836	$49,300	$4,746,581	$50,445	$4,646,836	$49,300	$4,746,581

5.	Goodwill and Other Intangibles

The Company’s acquisitions of Carroll Bancorp, Inc. and Carroll Community Bank in 2020 (collectively, the “Merger”) resulted in the recording of goodwill and a core deposit intangible (“CDI”). The following table presents the changes in both assets for the six-month periods ended June 30, 2024 and 2023:

	Goodwill	CDI	Total

Balance at December 31, 2022	$6,978,208	$64,544	$7,042,752
Amortization	-	(4,164)	(4,164)
Balance at June 30, 2023	$6,978,208	$60,380	$7,038,588

Balance at December 31, 2023	$6,978,208	$56,216	$7,034,424
Amortization	-	(4,164)	(4,164)
Balance at June 30, 2024	$6,978,208	$52,052	$7,030,260

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

As of June 30, 2024 the most recent notification from the FDIC has categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain ratios as set forth in the table. There have been no conditions or events since that notification that management believes have changed the Bank’s category. Capital ratios of the Company are substantially the same as the Bank’s.

The FDIC, through formal or informal agreement, has the authority to require an institution to maintain higher capital ratios than those provided by statute, to be categorized as well capitalized under the regulatory framework for prompt corrective action.

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The following table presents actual and required capital ratios as of June 30, 2024 and December 31, 2023, for the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of June 30, 2024 and December 31, 2023, based on the provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

6.	Capital Standards (continued)

			Minimum		To Be Well
(Dollars in thousands)	Actual		Capital Adequacy		Capitalized
June 30, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$80,669	12.88%	$65,769	10.50%	$62,637	10.00%
Tier 1 capital (to risk-weighted assets)	76,269	12.18%	53,242	8.50%	50,110	8.00%
Common equity tier 1 (to risk-weighted assets)	76,269	12.18%	43,846	7.00%	40,714	6.50%
Tier 1 leverage (to average assets)	76,269	9.58%	31,857	4.00%	39,821	5.00%

			Minimum		To Be Well
(Dollars in thousands)	Actual		Capital Adequacy		Capitalized
December 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$79,988	13.45%	$62,437	10.50%	$59,464	10.00%
Tier 1 capital (to risk-weighted assets)	75,440	12.69%	50,544	8.50%	47,571	8.00%
Common equity tier 1 (to risk-weighted assets)	75,440	12.69%	41,625	7.00%	38,651	6.50%
Tier 1 leverage (to average assets)	75,440	9.42%	32,051	4.00%	40,063	5.00%

7.	Derivative Financial Instruments

The Company utilizes interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and other terms of the individual interest rate swap agreements.

Fair Value Hedges: Interest rate swaps with notional amounts totaling $55.2 million as of June 30, 2024 were designated as fair value last of layer hedges of certain government agency mortgage backed securities. There were no interest rate swaps prior to 2023. The hedges were determined to be effective during all periods presented. The Company expects the hedges to remain effective during the remaining terms of the swaps.

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

7.	Derivative Financial Instruments (continued)

The following table presents the amounts recorded on the balance sheet related to cumulative basis adjustments for fair value hedges at June 30, 2024 and December 31, 2023:

Line item in		Carrying		Carrying
the balance sheet	Carrying	amount of fair	Carrying	amount of fair
in which the	amount of the	value hedging	amount of the	value hedging
hedged item is	hedged assets	adjustment	hedged assets	adjustment
included	June 30, 2024	June 30, 2024	December 31, 2023	December 31, 2023

Securities available	$63,126,375	$(123,286)	$69,920,575	$(1,609,248)

The Company presents derivative positions gross on the balance sheet. The following table reflects the derivatives recorded on the balance sheet at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
	Fair	Fair
	Value	Value

Included in other assets:
Derivatives designated as hedges:
Interest rate swaps related to securities available for sale	$327,535	$-

Total included in other assets	$327,535	$-

Included in other liabilities:
Derivatives designated as hedges:
Interest rate swaps related to securities available for sale	$450,756	$1,563,527

Total included in other liabilities	$450,756	$1,563,527

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

7.	Derivative Financial Instruments (continued)

The effect of fair value hedge accounting on the statement of income for the three- and six-month periods ended June 30, 2024 and 2023 are as follows:

Fair Value Hedging Relationships

Total amounts of income and expense line items presented in the statements of income in which the effects of the fair value hedge is recorded are as follows:

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023

	Interest	Interest	Interest	Interest
	Income	Income	Income	Income

The effects of fair value hedging:
Loss (gain) on fair value hedging relationships:
Hedged items	$11,594	$65	$(2,108)	$32,005
Interest rate contracts designated as hedging instruments	176,762	356,972	32,356	41,741
Net gain on fair value hedging relationships included in interest income from investment securities- taxable	$188,356	$357,037	$30,248	$73,746

8.	Fair Value

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

The following table summarizes financial assets measured at fair value on a recurring and nonrecurring basis at June 30, 2024 and December 31, 2023, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Carrying Value:
June 30, 2024	Level 1	Level 2	Level 3	Total

Recurring:
Available for sale securities
State and municipal	$-	$483,018	$-	$483,018
SBA pools	-	715,125	-	715,125
Corporate bonds	-	7,660,463	-	7,660,463
Mortgage-backed securities	-	148,665,962	-	148,665,962
	$-	$157,524,568	$-	$157,524,568

Fair value hedge in other assets	$-	$327,535	$-	$327,535

Equity security at fair value
Mutual fund	$508,333	$-	$-	$508,333

Fair value hedge in other liabilities	$-	$450,756	$-	$450,756

Nonrecurring:
Other real estate owned, net	$-	$-	$1,242,365	$1,242,365
Collateral-dependent loans, net	$-	$-	$2,059,349	$2,059,349

	Carrying Value:
December 31, 2023	Level 1	Level 2	Level 3	Total

Recurring:
Available for sale securities
State and municipal	$-	$484,808	$-	$484,808
SBA pools	-	766,710	-	766,710
Corporate bonds	-	8,570,429	-	8,570,429
Mortgage-backed securities	-	154,262,726	-	154,262,726
	$-	$164,084,673	$-	$164,084,673

Equity security at fair value
Mutual fund	$507,130	$-	$-	$507,130

Fair value hedge in other liabilities	$-	$1,563,527	$-	$1,563,527

Nonrecurring:
Other real estate owned, net	$-	$-	$1,242,365	$1,242,365
Collateral-dependent loans, net	$-	$-	$205,410	$205,410

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

8.	Fair Value (continued)

The following table provides information describing the unobservable inputs used in level 3 fair value measurements at June 30, 2024 and December 31, 2023:

June 30, 2024:
Assets	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)

Collateral-dependent loans	$2,059,349	Third party appraisals	Marketability/selling	0%	to	20%	(10%)
		and in-house real estate	costs and current market
		valuations of fair value	conditions

Other real estate owned	$1,242,365	Third party appraisals	Marketability/selling	0%	to	10%	(5%)
		and in-house real estate	costs and current market
		valuations of fair value	conditions

December 31, 2023:
Assets	Fair Value	Valuation Techniques	Unobservable Input	Average

Collateral-dependent loans	$205,410	Third party appraisals	Marketability/selling	0%	to	20%	(10%)
		and in-house real estate	costs and current market
		valuations of fair value	conditions

Other real estate owned	$1,242,365	Third party appraisals	Marketability/selling	0%	to	10%	(5%)
		and in-house real estate	costs and current market
		valuations of fair value	conditions

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

8.	Fair Value (continued)

The estimated fair value of financial instruments that are reported at amortized cost less allowance for credit losses in the Company’s consolidated balance sheets, segregated by the level of the valuation inputs were as follows:

	June 30, 2024		December 31, 2023
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets
Level 1 inputs
Cash and cash equivalents	$24,510,320	$24,510,320	$44,690,337	$44,690,337
Level 2 inputs
Certificates of deposit in other banks	100,000	100,000	100,000	100,000
Accrued interest receivable	2,191,090	2,191,090	2,180,734	2,180,734
Securities available for sale	157,524,568	157,524,568	164,084,673	164,084,673
Securities held to maturity, net	17,265,693	15,894,901	17,293,422	16,193,020
Equity security	508,333	508,333	507,130	507,130
Restricted stock	1,395,900	1,395,900	863,500	863,500
Bank owned life insurance	15,115,536	15,115,536	14,930,754	14,930,754
Fair value hedge	327,535	327,535	-	-
Level 3 inputs
Securities held to maturity, net	2,870,200	2,870,200	2,870,200	2,870,200
Loans, net	546,036,461	532,558,685	523,308,044	507,138,253

Financial liabilities
Level 1 inputs
Noninterest-bearing deposits	$108,907,898	$108,907,898	$115,284,706	$115,284,706
Securities sold under repurchase agreements	2,758,183	2,758,183	6,760,493	6,760,493
Level 2 inputs
Interest-bearing deposits	542,301,597	542,792,597	565,678,145	566,925,060
Federal Home Loan Bank advances	15,000,000	14,848,000	5,000,000	4,754,000
Federal Reserve Bank advances	54,000,000	53,651,745	33,000,000	32,996,852
Long-term debt, net	12,270,747	11,627,000	13,212,378	12,428,000
Accrued interest payable	2,217,250	2,217,250	1,482,773	1,482,773
Fair value hedge	450,756	450,756	1,563,527	1,563,527

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

9.	Earnings per Share

Earnings per share is determined by dividing net income by the weighted average number of shares of common stock outstanding, giving retroactive effect to any stock dividends. The following table shows the weighted average number of shares used in computing earnings per share and the effect of weighted average number of shares of dilutive potential common stock. Dilutive potential common stock has no effect on income available to common shareholders. There were 294 and 250 restricted stock units included in weighted average dilutive shares for the three- and six-month periods ended June 30, 2024, respectively. There were no dilutive shares for the three- or six-month periods ended June 30, 2023.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Net income	$1,078,509	$1,670,117	$2,298,496	$3,570,968

Weighted average shares outstanding - basic	3,120,967	3,073,319	3,118,966	3,072,272

Effect of dilutive restricted stock units	294	-	250	-

Weighted average shares outstanding - diluted	3,121,261	3,073,319	3,119,216	3,072,272

Earnings per share - basic	$0.35	$0.54	$0.74	$1.16
Earnings per share - diluted	$0.35	$0.54	$0.74	$1.16

10.	Retirement Plans

The Company has a profit sharing plan qualifying under Section 401(k) of the Internal Revenue Code. All employees age 21 or older with six months of service are eligible for participation in the plan. The Company matches employee contributions up to 4% of total compensation and may make additional discretionary contributions. Employee and employer contributions are 100% vested when made. The Company’s contributions to this plan were $68,063 and $65,775 for the three-month periods ended June 30, 2024 and 2023, respectively, and $148,353 and $143,450 for the six-month periods ended June 30, 2024 and 2023, respectively..

The Company has entered into agreements with 12 employees to provide certain life insurance benefits payable in connection with policies of life insurance on those employees that are owned by the Company. Some of the policies provide benefits subsequent to the employee’s employment with the Company. For this plan, the Company expensed $1,976 and $1,834 for the three-month periods ended June 30, 2024 and 2023, respectively, and $3,952 and $3,668 for the six-month periods ended June 30, 2024 and 2023, respectively.

The Company adopted supplemental executive retirement plans for four of its executives. The plans provide cash compensation to the executive officers under certain circumstances, including a separation of service. The benefits vest over the period from adoption to a specified age for each executive. The Company recorded expenses, including interest, of $66,000 and $79,400 for the three-month periods ended June 30, 2024 and 2023, respectively, and $132,000 and $152,000 for the six-month periods ended June 30, 2024 and 2023, respectively.

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

Additional information is as follows:

		June 30,	December 31,
		2024	2023
Amount oustanding at period-end:
Securities sold under repurchase agreements		$2,758,183	$6,760,493
Federal Home Loan Bank advances mature in:	2025	15,000,000	5,000,000
Federal Reserve Bank advances mature in:	2024	-	33,000,000
	2025	54,000,000	-
Long-term debt (net of issuance costs)		12,270,747	13,212,378

The Bank is approved to borrow 75% of eligible pledged single-family residential loans and 50% of eligible pledged commercial loans as well as investment securities, or approximately $60.7 million under a secured line of credit with the FHLB. The Bank also has two facilities with the Reserve Bank. Under the first facility, which has been in place for over 10 years and is collateralized by loans, the Bank can borrow approximately $30.9 million. The second facility is the Bank Term Funding Program (“BTFP”) that the Reserve Bank created in 2023. The BTFP facility allows securities to be pledged at par, provides fixed rates for up to one-year terms, and allows prepayments in whole or in part at any time. Effective March 11, 2024, no new advances can be obtained through the BTFP facility. Finally, the Bank has $23,500,000 ($14,500,000 unsecured and $9,000,000 secured) of overnight federal funds lines of credit available from commercial banks.

FHLB advances of $15,000,000 and $5,000,000 were outstanding as of June 30, 2024 and December 31, 2023, respectively. BTFP advances of $54,000,000 and $33,000,000 were outstanding as of June 30, 2024 and December 31, 2023, respectively. The Company borrowed $17,000,000 to facilitate the Merger in 2020. There were no borrowings from the Reserve Bank other than the BTFP advances noted above or our commercial bank lenders at June 30, 2024 or December 31, 2023.

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

A summary of the Company’s restricted stock unit grant activity as of June 30, 2024 is shown below:

	Number of	Grant Date
	Shares	Fair Value per Share

Balance at December 31, 2023	3,000	18.15
Granted	-	-
Vested	-	-
Forefeited	-	-
Balance at June 30, 2024	3,000	18.15

The compensation cost charged to income in respect of awards granted under the Equity Plan was $4,538 and $9,075 for the three- and six-month periods ended June 30, 2024, respectively. As of June 30, 2024, there was $40,836 of unrecognized compensation cost related to the unvested RSUs, which is expected to be recognized over a period of 27 months.

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

The allowance for credit losses on loans represents management’s estimate of expected credit losses inherent in the loan portfolio. Determining the amount of the allowance for credit losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on collateral dependent loans, estimated losses on pools of homogeneous loans based on historical loss experience, consideration of current economic trends and conditions and reasonable and supportable forecasts, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the balance sheet.

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

Financial Condition

Total assets decreased by $1,384,977, or 0.2%, to $798,555,849 at June 30, 2024 from $799,940,826 at December 31, 2023. The decrease in total assets was due primarily to a decrease of $20,180,017 in cash and cash equivalents and a decrease of $6,587,834 in debt securities, offset by an increase of $22,728,417 in loans.

Total liabilities decreased by $3,749,476, or 0.5%, to $744,013,059 at June 30, 2024 from $747,762,535 at December 31, 2023. The decrease was due primarily to a $29,753,356 decrease in deposits, a $4,002,310 decrease in securities sold under repurchase agreements and a $941,631 decrease in long-term debt, offset by a $21,000,000 increase in advances from the Federal Reserve Bank of Richmond (the “Reserve Bank”) and a $10,000,000 increase in advances from the Federal Home Loan Bank (the “FHLB”).

Stockholders’ equity increased by $2,364,499, or 4.5%, to $54,542,790 at June 30, 2024 from $52,178,291 at December 31, 2023. The increase was due to net income of $2,298,496, a decrease of $659,798 in accumulated other comprehensive loss and an increase of $9,076 for stock-based compensation paid to an executive officer, offset by dividends paid, net of reinvestments, of $602,871.

Loans

Major categories of loans at June 30, 2024 and December 31, 2023 were as follows:

	June 30,		December 31,
	2024		2023

Real estate:
Commercial	$375,004,980	68%	$361,942,511	69%
Construction/Land development	19,712,262	4%	20,446,150	4%
Residential	110,929,552	20%	112,789,631	21%
Commercial	44,917,520	8%	32,823,072	6%
Consumer	168,469	0%	165,136	0%
	550,732,783	100%	528,166,500	100%
Less: Allowance for credit losses on loans	4,082,098		4,285,247
Deferred origination fees net of costs	614,224		573,209
	$546,036,461		$523,308,044

Loans increased by $22,728,417, or 4.3%, to $546,036,461 at June 30, 2024 from $523,308,044 at December 31, 2023. The increase was due primarily to an increase of $13,062,469 in commercial real estate loans and an increase of $12,094,448 in commercial loans, offset by decreases of $1,860,079 in residential real estate loans and $733,888 in construction/land development loans. The allowance for credit losses on loans decreased by $203,149, or 4.7%, to $4,082,098 at June 30, 2024 from $4,285,247 at December 31, 2023.

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

The following table provides the provision for (recovery of) credit losses for the six-month periods ended June 30, 2024 and 2023:

Three Months Ended June 30, 2024				Six Months Ended June 30, 2024
Held to maturity securities	Loans	Unfunded loan commitments	Total	Held to maturity securities	Loans	Unfunded loan commitments	Total

$94,961	$(87,123)	$(7,838)	$-	$91,004	$(59,370)	$(31,634)	$-

Three Months Ended June 30, 2023				Six Months Ended June 30, 2023
Held to maturity securities	Loans	Unfunded loan commitments	Total	Held to maturity securities	Loans	Unfunded loan commitments	Total

$(10,147)	$(187,682)	$(27,171)	$(225,000)	$(1,545)	$(457,682)	$(35,773)	$(495,000)

The following table provides the recoveries from loans written off in prior periods and charge-offs for the three- and six-month periods ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024				Six Months Ended June 30, 2024
	Held to maturity securities	Loans	Unfunded loan commitments	Total	Held to maturity securities	Loans	Unfunded loan commitments	Total

Charge-offs	$-	$(154,616)	$-	$(154,616)	$-	$(155,779)	$-	$(155,779)
Recoveries	-	6,000	-	6,000	-	12,000	-	12,000

	Three Months Ended June 30, 2023				Six Months Ended June 30, 2023
	Held to maturity securities	Loans	Unfunded loan commitments	Total	Held to maturity securities	Loans	Unfunded loan commitments	Total

Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Recoveries	-	11,875	-	11,875	-	386,973	-	386,973

Watch list loans include loans classified as Special Mention, Substandard, and Doubtful. As of June 30, 2024, the Company had $8,194,504 of loans on a watch list, other than collateral-dependent loans, for which the borrowers have the potential for experiencing financial difficulties. As of December 31, 2023, the Company had $8,340,746 of such loans. Watch List loans are subject to ongoing management attention and their classifications are reviewed regularly.

Management believes that the $4.1 million reserve at June 30, 2024 is adequate to cover the expected losses in the loan portfolio. The Company’s loan portfolio grew by $22.6 million during the first six months of 2024. There was excess reserve at December 31, 2023, which has been absorbed by the growth. The allowance for credit losses on loans was 0.74% of the loan portfolio at June 30, 2024 compared to 0.81% at December 31, 2023. The decrease in the percentage is due primarily to a $152,449 fully reserved loan being charged off and removed from the reserve.

Investment Securities

Investments in debt securities decreased by $6,587,834, or 3.6, to $177,660,461 at June 30, 2024 from $184,248,295 at December 31, 2023. At June 30, 2024 and December 31, 2023, the Company had classified 89% and 89% of the investment portfolio as available for sale, respectively. The balance of the portfolio was classified as held to maturity.

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

Other Real Estate Owned

Other real estate owned (“OREO”) at June 30, 2024 and December 31, 2023 included one property with a carrying value of $1,242,365. The property is an apartment building in Baltimore, Maryland that was acquired in the Merger. The property is being marketed for sale.

	June 30,	December 31,
	2024	2023

Other Real Estate Owned	$1,242,365	$1,242,365

Deposits

Total deposits decreased by $29,753,356, or 4.4%, to $651,209,495 at June 30, 2024 from $680,962,851 at December 31, 2023. The decrease in deposits was due primarily to a $15,993,609 decrease in interest-bearing checking accounts, an $11,483,808 decrease in money market accounts, a $14,579,734 decrease in savings accounts and a $6,376,808 decrease in noninterest-bearing checking accounts, offset by a $7,196,795 increase in certificates of deposit. Generally, the decreases are due to the competition for deposits among all financial institutions due to higher interest rates.

The following table shows the average balances and average costs of deposits for the six-month periods ended June 30, 2024 and 2023:

	June 30, 2024		June 30, 2023
	Average		Average
	Balance	Cost	Balance	Cost

Noninterest bearing demand deposits	$113,311,143	0.00%	$122,819,264	0.00%
Interest bearing demand deposits	128,937,766	0.70%	131,807,475	0.40%
Savings and money market deposits	154,394,095	0.64%	179,967,388	0.29%
Time deposits	258,688,041	4.17%	193,840,056	2.31%
	$655,331,045	1.93%	$628,434,183	0.88%

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

The Bank is approved to borrow 75% of eligible pledged single-family residential loans and 50% of eligible pledged commercial loans as well as investment securities, or approximately $60.7 million under a secured line of credit with the FHLB. The Bank also has two facilities with the Reserve Bank. Under the first facility, which has been in place for over 10 years and is collateralized by loans, the Bank can borrow approximately $30.9 million. The second facility is the Bank Term Funding Program (“BTFP”) that the Reserve Bank created in 2023. The BTFP facility allows securities to be pledged at par, provides fixed rates for up to one-year terms, and allows prepayments in whole or in part at any time. Effective, March 11, 2024, no new advances are available under the BTFP facility. Finally, the Bank has $23,500,000 ($14,500,000 unsecured and $9,000,000 secured) of overnight federal funds lines of credit available from commercial banks.

FHLB advances of $15,000,000 and $5,000,000 were outstanding as of June 30, 2024 and December 31, 2023. BTFP advances of $54,000,000 and $33,000,000 were outstanding as of June 30, 2024 and December 31, 2023, respectively. The Company borrowed $17,000,000 to facilitate the Merger in 2020 as more fully described below. There were no borrowings from the Reserve Bank other than the BTFP advances noted above or our commercial bank lenders at June 30, 2024 or December 31, 2023. Management believes that we have adequate liquidity sources to meet all anticipated liquidity needs over the next 12 months. Management knows of no trend or event which is likely to have a material impact on our ability to maintain liquidity at satisfactory levels. Uninsured deposits were approximately $140,045,000, or 22% of total deposits, at June 30, 2024.

Borrowings and Other Contractual Obligations

The Company’s contractual obligations consist primarily of borrowings and operating leases for various facilities.

On September 30, 2020, the Company borrowed $17,000,000 from First Horizon Bank (“FHN”) for the purpose of funding a portion of the consideration that was payable to the stockholders of Carroll in the Merger. Net of issuance costs, the amount of the net long-term debt was $12,270,747 and $13,212,378 as of June 30, 2024 and December 31, 2023, respectively. The loan matures on September 30, 2025. The interest rate on the loan is fixed at 4.10%. Quarterly interest-only payments were made through October 1, 2021. During the remaining term of the loan, the Company is required to make quarterly interest and principal payments of approximately $615,000, which is based on a nine-year straight-line amortization schedule. The remaining balance of approximately $9,916,667 will be due at maturity. To secure its obligations under this loan, the Company pledged all of its shares of common stock of the Bank to FHN.

Securities sold under agreements to repurchase represent overnight borrowings from customers. Securities owned by the Company which are used as collateral for these borrowings are primarily U.S. government agency securities.

Specific information about the Company’s borrowings and contractual obligations is set forth in the following table:

		June 30,	December 31,
		2024	2023
Amount oustanding at period-end:
Securities sold under repurchase agreements		$2,758,183	$6,760,493
Federal Home Loan Bank advances mature in:	2025	15,000,000	5,000,000
Federal Reserve Bank advances mature in:	2024	-	33,000,000
	2025	54,000,000	-
Long-term debt (net of issuance costs)		12,270,747	13,212,378
Weighted average rate paid at period-end:
Securites sold under repurchase agreements		1.25%	1.25%
Federal Home Loan Bank advances		1.00%	1.00%
Federal Reserve Bank advances		4.76%	4.83%
Long-term debt		4.10%	4.10%

The advances from the Reserve Bank and the FHLB and the long-term debt outstanding at June 30, 2024 will require the following principal payments:

Year ending December 31, 2024	$944,445
Year ending December 31, 2025	80,333,333

Off-Balance Sheet Arrangements

In the normal course of business, the Bank makes commitments to extend credit and issues standby letters of credit. Outstanding loan commitments, unused lines of credit, and letters of credit as of June 30, 2024 and December 31, 2023 are as follows:

	June 30,	December 31,
	2024	2023

Loan commitments
Construction and land development	$11,820,823	$8,575,337
Commercial	9,653,000	17,877,375
Commercial real estate	17,810,000	7,277,500
Residential	3,240,000	2,195,000
	$42,523,823	$35,925,212

Unused lines of credit
Home-equity lines	$12,697,743	$11,395,790
Commercial lines	45,505,546	46,610,690
	$58,203,289	$58,006,480

Letters of credit	$1,222,832	$1,339,391

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

RESULTS OF OPERATIONS

Comparison of Operating Results for the Six Months Ended June 30, 2024 and 2023

General

Net income for the six months ended June 30, 2024 was $2,298,496 compared to $3,570,968 for the same period of 2023. The decrease of $1,272,472, or 35.6%, was primarily due to a $620,275 decrease in net interest income, a $792,646 increase in noninterest expense and a $495,000 decrease in the recovery of credit losses, offset by a $92,711 increase in noninterest income.

Net Interest Income

Net interest income was $10,307,623 for the six months ended June 30, 2024 compared to $10,927,898 for the same period of 2023. The net yield on interest earning assets decreased to 2.70% for the six months ended June 30, 2024 from 3.09% for the same period of 2023. Higher interest expense on deposits and borrowings was the driving factor in the lower net interest income. The Federal Reserve rate increases of 5.25% since March 2022 caused the cost of deposits and borrowings to increase significantly.

Total interest income for the six months ended June 30, 2024 was $18,245,830 compared to $14,436,751 for the same period of 2023, an increase of $3.8 million, or 26.4%.

Total interest income on loans for the six months ended June 30, 2024 increased by $1,705,458 when compared to the same period of 2023 due to a $9.5 million higher average loan balance for the six months ended June 30, 2024 when compared to the same period of 2023 and a higher loan yield of 5.25% for the six months ended June 30, 2024 versus 4.70% for the same period of 2023. Investment income for the six months ended June 30, 2024 increased by $1,634,174, or 90.2%, when compared to the same period of 2023 due to an increase in the fully-taxable equivalent yield to 3.40% for the six months ended June 30, 2024 compared to 2.24% for the same period of 2023, and a $38.1 million higher average investment balance. The fully-taxable equivalent yield on total interest-earning assets increased 67 basis points to 4.76% for the six months ended June 30, 2024 from 4.09% for the same period of 2023. The average balance of total interest-earning assets increased by $66.5 million to $772.3 million for the six months ended June 30, 2024 compared to $705.8 million for the same period of 2023.

Total interest expense for the six months ended June 30, 2024 was $7,938,207 compared to $3,508,853 for the same period of 2023, an increase of $4,429,354, or 126.2%. The increase was due to a $73.1 million increase in the average balance of interest-bearing liabilities to $618.9 million for the six months ended June 30, 2024 compared to $545.8 million for the same period of 2023, and a higher overall cost of funds on interest bearing deposits and borrowings of 2.57% for the six months ended June 30, 2024 compared to 1.29% for the same period of 2023. Cost of funds for time deposits increased to 4.17% for the six months ended June 30, 2024 from 2.31% for the same period of 2023. Costs of funds attributable to long-term debt and FHLB, Reserve Bank and other borrowings increased to 4.41% for the six months ended June 30, 2024 from 4.07% for the same period of 2023.

Average noninterest-earning assets increased by $1.0 million to $19.9 million for the six months ended June 30, 2024 compared to $18.9 million in the same period of 2023. Average noninterest-bearing deposits decreased by $9.5 million to $113.3 million during the six months ended June 30, 2024 compared to $122.8 million in the same period of 2023. The average balance in stockholders’ equity increased by $2.4 million for the six months ended June 30, 2024 when compared with the same period of 2023.

The following table sets forth information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities for the six-month periods ended June 30, 2024 and 2023. Average balances are also provided for noninterest-earning assets and noninterest-bearing liabilities.

	Six Months Ended			Six Months Ended
	June 30, 2024			June 30, 2023
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
Assets:
Loans	$537,916,405	$14,119,727	5.25%	$528,367,564	$12,414,269	4.70%
Securities, taxable (1)	188,528,262	3,173,788	3.37%	150,112,394	1,534,613	2.04%
Securities, tax exempt (1)	18,064,766	341,448	3.78%	18,370,406	355,798	3.87%
Deposits at other financial institutions and other interest-earning assets (1)	27,809,311	727,295	5.23%	8,935,974	118,902	2.66%
Total interest-earning assets	772,318,744	18,362,258	4.76%	705,786,338	14,423,582	4.09%
Noninterest-earning assets	19,855,062			18,882,574
Total assets	$792,173,806			$724,668,912

Liabilities and Stockholders’ Equity:
NOW, savings, and money market	$283,331,861	943,052	0.67%	$311,774,863	527,666	0.34%
Certificates of deposit	258,688,041	5,389,760	4.17%	193,840,056	2,243,150	2.31%
Securities sold under repurchase agreements	5,780,388	36,044	1.25%	4,543,985	11,839	0.52%
FHLB advances	5,686,813	44,517	1.57%	20,679,558	412,983	3.99%
FRB advances and other borrowings	52,846,154	1,262,529	4.78%	519,337	13,263.00	5.11%
Long-term debt	12,606,642	262,305	4.16%	14,489,906	299,952	4.14%
Total interest-bearing liabilities	618,939,899	7,938,207	2.57%	545,847,705	3,508,853	1.29%

Noninterest-bearing deposits	113,311,143			122,819,264
Noninterest-bearing liabilities	7,730,927			6,200,054
Total liabilities	739,981,969			674,867,023
Stockholders' equity	52,191,837			49,801,889
Total liabilities and stockholders' equity	$792,173,806			$724,668,912

Net interest income		$10,424,051			10,914,729

Interest rate spread			2.19%			2.80%

Net yield on interest-earning assets			2.70%			3.09%

Ratio of average interest-earning assets to Average interest-bearing liabilities			124.78%			129.30%

(1) - Interest on tax-exempt securities and other tax-exempt investments are reported on a fully taxable equivalent basis. The federal, state and combined tax rates used were 21.00%, 8.25% and 27.5175% respectively.

Provision for Credit Losses

The provision for credit losses was $0 for the six months ended June 30, 2024. For the six months ended June 30, 2023, a recovery of $495,000 was recorded.

Noninterest Income

Noninterest income for the six months ended June 30, 2024 was $878,375 compared to $785,664 for the same period of 2023, an increase of $92,711, or 11.8%. The increase was due primarily to an increase of $142,794 on insurance proceeds from the storm damage to the Bank’s Upperco, Maryland location, offset by a $35,602 decrease in mortgage banking income.

Noninterest Expense

Noninterest expense for the six months ended June 30, 2024 totaled $8,235,728 compared to $7,443,082 for the same period of 2023, an increase of $792,646, or 10.7%. The increase was due primarily to an increase in salaries and benefits of $155,458 as a result of hiring several new employees and normal annual salary increases, an increase in other expenses of $451,780, and an increase in occupany and furniture and equipment costs of $185,408. The increase in other expenses was due primarily to an increase in professional fees paid to consultants related to the upcoming core conversion along with increases in Federal Deposit Insurance Corporation assessments. The increase in occupancy and furniture and equipment was due primarily to the renovations and new equipment for the Upperco location which was placed in service at the end of the first quarter.

Income Tax Expense

Income tax expense for the six months ended June 30, 2024 was $651,774 compared to $1,194,512 for the same period of 2023. The effective tax rate was 22.1% for the six months ended June 30, 2024 compared to 25.1% for the same period of 2023. The decrease in the effective tax rate was due to a higher percentage of tax exempt revenue in 2024 versus 2023.

Comparison of Operating Results for the Three Months Ended June 30, 2024 and 2023

General

Net income for the three months ended June 30, 2024 was $1,078,509 compared to $1,670,117 for the same period of 2023. The decrease of $591,608, or 35.4%, was due to a $137,463 decrease in net interest income, a $437,614 increase in noninterest expense, a $225,000 decrease in the recovery of credit losses and a $29,290 decrease in noninterest income, offset by a $237,759 decrease in income taxes.

Net Interest Income

Net interest income was $5,133,367 for the three months ended June 30, 2024 compared to $5,270,830 for the same period of 2023. The net yield on interest earning assets decreased to 2.71% for the three months ended June 30, 2024 from 3.00% for the same period of 2023. Higher interest expense on deposits and borrowings was the driving factor in the lower net interest income. The Federal Reserve rate increases of 5.25% since March 2022 caused the cost of deposits and borrowings to increase significantly.

Total interest income for the three months ended June 30, 2024 was $9,179,768 compared to $7,384,222 for the same period of 2023, an increase of $1.8 million, or 24.3%.

Total interest income on loans for the three months ended June 30, 2024 increased by $869,095 when compared to the same period of 2023 due to a $10.1 million higher average loan balance for the three months ended June 30, 2024 when compared to the same period of 2023 and a higher loan yield of 5.35% for the three months ended June 30, 2024 versus 4.80% for the same period of 2023. Investment income for the three months ended June 30, 2024 increased by $816,628, or 86.1%, when compared to the same period of 2023 due to an increase in the fully-taxable equivalent yield to 3.45% for the three months ended June 30, 2024 compared to 2.27% for the same period of 2023, and a $37.7 million higher average investment balance. The fully-taxable equivalent yield on total interest-earning assets increased 63 basis points to 4.83% for the three months ended June 30, 2024 from 4.20% for the same period of 2023. The average balance of total interest-earning assets increased by $57.0 million to $764.4 million for the three months ended June 30, 2024 compared to $707.4 million for the same period of 2023.

Total interest expense for the three months ended June 30, 2024 was $4,046,401 compared to $2,113,392 for the same period of 2023, an increase of $1,933,009, or 91.5%. The increase was due to a $62.5 million increase in the average balance of interest-bearing liabilities to $611.0 million for the three months ended June 30, 2024 compared to $548.5 million for the same period of 2023, and a higher overall cost of funds on interest bearing deposits and borrowings of 2.65% for the three months ended June 30, 2024 compared to 1.54% for the same period of 2023. Cost of funds for time deposits increased to 4.32% for the three months ended June 30, 2024 from 2.76% for the same period of 2023. Cost of funds attributable to long-term debt and FHLB, Reserve Bank and other borrowings increased to 4.41% for the three months ended June 30, 2024 from 4.20% for the same period of 2023.

Average noninterest-earning assets increased by $1.3 million to $20.1 million for the three months ended June 30, 2024 compared to $18.8 million in the same period of 2023. Average noninterest-bearing deposits decreased by $7.4 million to $113.2 million during the three months ended June 30, 2024 compared to $120.6 million in the same period of 2023. The average balance in stockholders’ equity increased by $1.9 million for the three months ended June 30, 2024 when compared with the same period of 2023.

The following table sets forth information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities for the three-month periods ended June 30, 2024 and 2023. Average balances are also provided for noninterest-earning assets and noninterest-bearing liabilities.

	Three Months Ended			Three Months Ended
	June 30, 2024			June 30, 2023
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
Assets:
Loans	$541,267,252	$7,237,816	5.35%	$531,172,647	$6,368,721	4.80%
Securities, taxable (1)	186,701,726	1,593,519	3.41%	148,752,039	771,193	2.07%
Securities, tax exempt (1)	18,077,408	171,322	3.79%	18,355,423	177,020	3.86%
Deposits at other financial institutions and other interest-earning assets (1)	18,394,612	226,579	4.93%	9,150,832	110,170	4.82%
Total interest-earning assets	764,440,998	9,229,236	4.83%	707,430,941	7,427,104	4.20%
Noninterest-earning assets	20,069,194			18,780,691
Total assets	$784,510,192			$726,211,632

Liabilities and Stockholders’ Equity:
NOW, savings, and money market	$278,227,072	467,417	0.67%	$302,592,016	306,274	0.40%
Certificates of deposit	255,803,177	2,764,469	4.32%	207,403,977	1,429,691	2.76%
Securities sold under repurchase agreements	4,180,846	13,035	1.25%	3,238,673	7,501	0.93%
FHLB advances	6,373,626	31,929	2.00%	19,989,011	208,537	4.17%
FRB advances and other borrowings	54,000,000	640,846	4.75%	989,011	13,000	5.26%
Long-term debt	12,388,099	128,705	4.16%	14,271,363	148,389	4.16%
Total interest-bearing liabilities	610,972,820	4,046,401	2.65%	548,484,051	2,113,392	1.54%

Noninterest-bearing deposits	113,185,463			120,571,321
Noninterest-bearing liabilities	7,920,724			6,618,321
Total liabilities	732,079,007			675,673,693
Stockholders' equity	52,431,185			50,537,939
Total liabilities and stockholders' equity	$784,510,192			$726,211,632

Net interest income		$5,182,835			5,313,712

Interest rate spread			2.18%			2.66%

Net yield on interest-earning assets			2.71%			3.00%

Ratio of average interest-earning assets to Average interest-bearing liabilities			125.12%			128.98%

(1) - Interest on tax-exempt securities and other tax-exempt investments are reported on a fully taxable equivalent basis. The federal, state and combined tax rates used were 21.00%, 8.25% and 27.5175% respectively.

Provision for Credit Losses

The provision for credit losses was $0 for the three months ended June 30, 2024. For the three months ended June 30, 2023, a recovery of $225,000 was recorded.

Noninterest Income

Noninterest income for the three months ended June 30, 2024 was $373,960 compared to $403,250 for the same period of 2023, a decrease of $29,290, or 7.3%. The decrease was due primarily to a $31,922 realized loss on the sale of debt securities.

Noninterest Expense

Noninterest expense for the three months ended June 30, 2024 totaled $4,123,261 compared to $3,685,647 for the same period of 2023, an increase of $437,614, or 11.9%. The increase was due primarily to an increase in salaries and benefits of $43,459 as a result of hiring several new employees and normal annual salary increases, an increase in other expenses of $243,652, and an increase in occupany and furniture and equipment costs of $150,503. The increase in other expenses was due primarily to an increase in professional fees paid to consultants related to the upcoming core conversion along with increases in Federal Deposit Insurance Corporation assessments. The increase in occupancy and furniture and equipment was due primarily to the renovations and new equipment for the Upperco location which was placed in service at the end of the first quarter.

Income Tax Expense

Income tax expense for the three months ended June 30, 2024 was $305,557 compared to $543,316 for the same period of 2023. The effective tax rate was 22.1% for the three months ended June 30, 2024 compared to 24.5% for the same period of 2023. The decrease in the effective tax rate is due to a higher percentage of tax exempt revenue in 2024 versus 2023.

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

An evaluation of the effectiveness of these disclosure controls as of June 30, 2024 was carried out under the supervision and with the participation of management, including the PEO and the PFO. Based on that evaluation, management, including the PEO and the PFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the quarter ended June 30, 2024, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None of the directors or officers of the Company notified the Company that, during the quarter ended June 30, 2024, they adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of securities of the registrant intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Exchange Act or (ii) any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of the SEC’s Regulation S-K.

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

104

The cover page of Farmers and Merchants Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 formatted in Inline XBRL, included within the Exhibit 101 attachments (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS AND MERCHANTS BANCSHARES, INC.

Date: August 14, 2024	/s/ Gary A. Harris
Gary A. Harris
Chief Executive Officer
(Principal Executive Officer)

Date August 14, 2024	/s/ Mark C. Krebs
Mark C. Krebs
Treasurer and Chief Financial Officer
(Principal Financial Officer & Principal Accounting Officer)