Form 10-Q
period 2024-09-30
Farmers & Merchants Bancshares, Inc.
filed 2024-11-14
CIK 1698022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2024

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

Large accelerated filer ☐ Non-accelerated filer ☑ Emerging growth company ☐	Accelerated filer ☐ Smaller reporting company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,145,974 as of November 14, 2024.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Table of Contents

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30,	December 31,
	2024	2023 *
	(Unaudited)
Assets

Cash and due from banks	$16,271,388	$44,404,473
Federal funds sold and other interest-bearing deposits	570,479	285,864
Cash and cash equivalents	16,841,867	44,690,337
Certificates of deposit in other banks	100,000	100,000
Securities available for sale, at fair value	159,499,031	164,084,673
Securities held to maturity, at amortized cost (allowance for credit losses of $36,894 and $35,627)	20,197,994	20,163,622
Equity security, at fair value	531,958	507,130
Restricted stock, at cost	1,016,000	863,500
Mortgage loans held for sale	759,200	-
Loans, less allowance for credit losses of $4,190,882 and $4,285,247	571,562,379	523,308,044
Premises and equipment, net	7,441,171	6,583,452
Accrued interest receivable	2,362,330	2,180,734
Deferred income taxes, net	6,736,681	8,312,482
Other real estate owned, net	1,226,245	1,242,365
Bank owned life insurance	15,218,368	14,930,754
Goodwill and other intangibles, net	7,028,178	7,034,424
Other assets	7,009,579	5,939,309
	$817,530,981	$799,940,826

Liabilities and Stockholders' Equity

Deposits
Noninterest-bearing	$108,442,303	$115,284,706
Interest-bearing	565,302,419	565,678,145
Total deposits	673,744,722	680,962,851
Securities sold under repurchase agreements	2,885,496	6,760,493
Federal Home Loan Bank of Atlanta advances	5,000,000	5,000,000
Federal Reserve Bank advances	54,000,000	33,000,000
Long-term debt, net of issuance costs	11,799,931	13,212,378
Accrued interest payable	2,581,429	1,482,773
Other liabilities	8,357,055	7,344,040
	758,368,633	747,762,535
Stockholders' equity
Common stock, par value $.01 per share, authorized 5,000,000 shares; issued and outstanding 3,145,974 and 3,116,966 shares in 2024 and 2023, respectively	31,460	31,170
Additional paid-in capital	30,837,137	30,398,080
Retained earnings	41,826,204	39,433,185
Accumulated other comprehensive loss	(13,532,453)	(17,684,144)
	59,162,348	52,178,291
	$817,530,981	$799,940,826

* Derived from audited consolidated financial statements

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

Interest income
Loans, including fees	$7,901,509	$6,609,039	$22,021,236	$19,023,308
Investment securities - taxable	1,623,113	1,092,348	4,794,495	2,698,301
Investment securities - tax exempt	141,258	137,254	415,629	416,626
Federal funds sold and other interest earning assets	180,572	163,056	860,922	300,213
Total interest income	9,846,452	8,001,697	28,092,282	22,438,448

Interest expense
Deposits	3,910,840	2,239,808	10,243,652	5,010,624
Securities sold under repurchase agreements	13,069	12,110	49,113	23,949
Federal Home Loan Bank advances	64,713	39,289	109,230	452,272
Federal Reserve Bank advances	647,882	378,500	1,910,411	391,763
Long-term debt	125,103	145,001	387,408	444,953
Total interest expense	4,761,607	2,814,708	12,699,814	6,323,561
Net interest income	5,084,845	5,186,989	15,392,468	16,114,887

Recovery of credit losses	-	(75,000)	-	(570,000)

Net interest income after recovery of credit losses	5,084,845	5,261,989	15,392,468	16,684,887

Noninterest income
Service charges on deposit accounts	209,078	195,566	621,179	586,999
Mortgage banking income	43,035	33,585	66,362	92,514
Bank owned life insurance income	102,832	89,748	287,614	261,595
Fair value adjustment on equity security	19,808	(13,769)	13,837	(15,343)
Loss on sale of debt securities	-	-	(31,922)	-
Loss on disposal of premises and equipments	(5,157)	-	(5,157)	-
Gain on insurance proceeds	-	-	142,794	-
Other fees and commissions	81,424	78,096	234,688	243,125
Total noninterest income	451,020	383,226	1,329,395	1,168,890

Noninterest expense
Salaries	1,878,411	1,916,804	5,848,178	5,643,742
Employee benefits	548,892	348,048	1,596,751	1,483,278
Occupancy	274,580	229,135	798,597	645,398
Furniture and equipment	327,198	246,896	897,503	739,547
Professional service	166,485	197,305	529,857	315,821
Automated teller machine and debt card expenses	173,244	115,478	473,626	380,106
Federal Deposit Insurance Corporation premiums	90,898	83,570	282,347	250,789
Postage, delivery, and armored carrier	72,206	62,682	217,388	203,790
Other	539,309	546,030	1,662,704	1,526,559
Total noninterest expense	4,071,223	3,745,948	12,306,951	11,189,030

Income before income taxes	1,464,642	1,899,267	4,414,912	6,664,747
Income taxes	341,515	467,128	993,289	1,661,640
Net income	$1,123,127	$1,432,139	$3,421,623	$5,003,107

Earnings per share - basic	$0.36	$0.46	$1.09	$1.63
Earnings per share - diluted	$0.36	$0.46	$1.09	$1.63

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Net income	$1,123,127	$1,432,139	$3,421,623	$5,003,107

Other comprehensive income (loss), net of income taxes:

Securities available for sale
Net unrealized gain (loss) arising during the period	6,737,446	(4,197,837)	6,175,569	(5,522,111)
Reclassification adjustment for realized losses included in net income	-	-	31,922	-
Total unrealized gain (loss) on investment securities available for sale	6,737,446	(4,714,647)	6,207,491	(5,522,111)
Income tax (expense) benefit	(1,853,977)	1,297,353	(1,708,146)	1,519,547
Net unrealized gain (loss) on investment securities available for sale	4,883,469	(3,417,294)	4,499,345	(4,002,564)

Total unrealized (loss) gain on derivatives	(1,919,944)	516,810	(479,638)	578,275
Income tax benefit (expense)	528,368	(142,213)	131,984	(159,127)

Net unrealized (loss) gain on derivatives	(1,391,576)	374,597	(347,654)	419,148

Total other comprehensive income (loss)	3,491,893	(3,042,697)	4,151,691	(3,583,416)

Total comprehensive income (loss)	4,615,020	(1,610,558)	7,573,314	1,419,691

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Three and nine months Ended September 30, 2024 and 2023

(Unaudited)

			Additional		Accumulated other	Total
	Common stock		paid-in	Retained	comprehensive	stockholders'
	Shares	Par value	capital	earnings	income (loss)	equity

Three months ended September 30, 2023
Balance, June 30, 2023	3,090,368	30,904	29,941,488	$37,508,400	$(17,646,548)	$49,834,244
Net income	-	-	-	1,432,139	-	1,432,139
Other comprehensive loss	-	-	-	-	(3,042,697)	(3,042,697)
Cash dividends, $0.31 per share	-	-	-	-	-	-
Stock-based compensation	2,000	20	38,230	-	-	38,250
Balance, September 30, 2023	3,092,368	$30,924	$29,979,718	$38,940,539	$(20,689,245)	$48,261,936

Nine months ended September 30, 2023
Balance, December 31, 2022	3,071,214	$30,712	$29,549,914	$35,300,166	$(17,105,829)	$47,774,963
Net income	-	-	-	5,003,107	-	5,003,107
Other comprehensive loss	-	-	-	-	(3,583,416)	(3,583,416)
Cash dividends, $0.31 per share	-	-	-	(1,013,499)	-	(1,013,499)
Reclassification due to the adoption of ASU 2016-13	-	-	-	(341,392)	-	(341,392)
Stock-based compensation	2,000	20	38,230	-	-	38,250
Dividends reinvested	19,154	192	391,574	(7,843)	-	383,923
Balance, September 30, 2023	3,092,368	$30,924	$29,979,718	$38,940,539	$(20,689,245)	$48,261,936

Three months ended September 30, 2024
Balance, June 30, 2024	3,144,974	$31,450	$30,832,609	$40,703,077	$(17,024,346)	$54,542,790
Net income	-	-	-	1,123,127	-	1,123,127
Stock-based compensation	-	-	4,538	-	-	4,538
Vested restricted stock units	1,000	10	(10)	-	-	-
Other comprehensive income	-	-	-	-	3,491,893	3,491,893
Balance, September 30, 2024	3,145,974	$31,460	$30,837,137	$41,826,204	$(13,532,453)	$59,162,348

Nine months ended September 30, 2024
Balance, December 31, 2023	3,116,966	$31,170	$30,398,080	$39,433,185	$(17,684,144)	$52,178,291
Net income	-	-	-	3,421,623	-	3,421,623
Stock-based compensation	-	-	13,614	-	-	13,614
Vested restricted stock units	1,000	10	(10)	-	-	-
Other comprehensive income	-	-	-	-	4,151,691	4,151,691
Cash dividends, $0.33 per share	-	-	-	(1,028,604)	-	(1,028,604)
Dividends reinvested	28,008	280	425,453	-	-	425,733
Balance, September 30, 2024	3,145,974	$31,460	$30,837,137	$41,826,204	$(13,532,453)	$59,162,348

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

Nine Months Ended September 30,	2024	2023

Reconciliation of net income to net cash provided by operating activities
Net income	$3,421,623	$5,003,107
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	446,334	382,691
Recovery of credit losses	-	(570,000)
Amortization (accretion) of right of use asset and lease liability	4,626	(3,920)
Equity security dividends reinvested	(10,991)	(9,105)
Unrealized (gain) loss on equity security	(13,837)	15,343
Non-cash compensation	10,000	-
Loss (gain) on disposal of premises and equipment	5,157	(9,000)
Gain on insurance proceeds	(142,794)	-
Gain (loss) on fair value hedge	21,294	(28,133)
Loss on sale of security	31,922	-
Stock based compensation	13,614	38,250
Amortization of debt issuance costs	4,219	4,219
Amortization of premiums and (accretion of discounts), net	(767,172)	(82,391)
Bank owned life insurance cash surrender value	(287,614)	(261,595)
Increase (decrease) in
Deferred loan fees and costs, net	85,351	(7,148)
Accrued interest payable	1,098,656	1,141,189
Other liabilities	6,260	(702,985)
Decrease (increase) in
Mortgage loans held for sale	(759,200)	428,355
Accrued interest receivable	(181,596)	(203,002)
Other assets	(548,345)	(52,244)

Net cash provided by operating activities	2,437,507	5,083,631

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

Nine Months Ended September 30,	2024	2023

Cash flows from investing activities
Proceeds from maturity and call of securities
Available for sale	14,168,001	9,033,423
Held to maturity	63,444	373,420
Proceeds from sale of securities
Available for sale	521,162	-
Purchase of securities
Available for sale	(3,269,141)	(24,888,256)
Loans made to customers, net of principal collected	(48,371,790)	(8,927,917)
(Purchase) redemption of stock in FHLB of Atlanta	(152,500)	469,000
Proceeds from sale of premises and equipment	-	9,000
Proceeds from insurance	142,794	-
Purchases of premises, equipment and software	(1,279,499)	(256,735)
Net cash used in investing activities	(38,177,529)	(24,188,065)

Cash flows from financing activities
Net increase (decrease) in
Noninterest-bearing deposits	(6,842,403)	(13,368,383)
Interest-bearing deposits	(371,511)	34,084,829
Securities sold under repurchase agreements	(3,874,997)	182,371
Federal Home Loan Bank of Atlanta advances	-	(15,000,000)
Federal Reserve Bank advances	21,000,000	33,000,000
Long-term debt principal payments	(1,416,666)	(1,416,666)
Dividends paid, net of reinvestments	(602,871)	(629,576)
Net cash provided by financing activities	7,891,552	36,852,575

Net (decrease) increase in cash and cash equivalents	(27,848,470)	17,748,141

Cash and cash equivalents at beginning of period	44,690,337	7,263,537
Cash and cash equivalents at end of period	$16,841,867	$25,011,678

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$11,594,908	$5,236,743
Cash paid during the period for income taxes	380,000	1,850,848
Supplemental disclosure of non-cash transactions:
Net unrealized loss on securities available for sale	6,207,491	(5,522,111)
(Decrease) increase in fair value of interest rate swap agreements	(458,705)	714,649
Additions to right of use assets obtained in exchange for lease liabilities	704,577	-

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods have been made. Such adjustments were normal and recurring in nature. The results of operations for the three- and nine-month periods ended September 30, 2024 do not necessarily reflect the results that may be expected for the fiscal year ending December 31, 2024 or any future interim period. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2023, which are included in Farmers and Merchants Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023 that was filed with the Securities and Exchange Commission (the “SEC”).

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

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

3.	Investment Securities

Investments in debt securities are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair	Allowance for	Net Amortized
September 30, 2024	cost	gains	losses	value	Credit Losses	Amount

Available for sale

State and municipal	$500,000	$-	$7,803	$492,197	$-	$492,197
SBA pools	676,528	1,703	5,872	672,359	-	672,359
Corporate bonds	8,057,031	-	893,012	7,164,019	-	7,164,019
Mortgage-backed securities	166,846,545	2,192,925	17,869,014	151,170,456	-	151,170,456
	$176,080,104	$2,194,628	$18,775,701	$159,499,031	$-	$159,499,031

Held to maturity

State and municipal	$20,234,888	$44,536	$956,899	$19,322,525	$36,894	$20,197,994

	Amortized	Unrealized	Unrealized	Fair	Allowance for	Net Carrying
December 31, 2023	cost	gains	losses	value	Credit Losses	Amount

Available for sale

State and municipal	$500,000	$-	$15,192	$484,808	$-	$484,808
SBA pools	776,686	1,160	11,136	766,710	-	766,710
Corporate bonds	9,853,988	-	1,283,559	8,570,429	-	8,570,429
Mortgage-backed securities	175,742,562	1,025,623	22,505,459	154,262,726	-	154,262,726
	$186,873,236	$1,026,783	$23,815,346	$164,084,673	$-	$164,084,673

Held to maturity

State and municipal	$20,199,249	$39,537	$1,175,565	$19,063,221	$35,627	$20,163,622

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

The following table summarizes Moody's and/or Standard & Poor's bond ratings (the Company’s primary credit quality indicators) for our portfolio of held-to-maturity securities issued by states and political subdivisions as of September 30, 2024 and December 31, 2023 at amortized cost:

	September 30, 2024	December 31, 2023
AAA	$2,849,435	$2,785,955
AA	12,747,804	10,434,388
A	1,810,869	3,808,365
BAA	-	250,661
Not rated	2,826,780	2,919,880
Total	$20,234,888	$20,199,249

Historical loss rates associated with securities having similar grades as those in our portfolio have generally not been significant. Furthermore, as of September 30, 2024, there were no past due principal or interest payments associated with these securities and none are on nonaccrual.

The following table details activity in the allowance for credit losses on held-to-maturity securities for the three- and nine-month periods ended September 30, 2024 and 2023:

	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2024	September 30, 2024	September 30, 2023	September 30, 2023

Beginning balance	$126,631	$35,627	$50,445	$-
Impact of adopting ASC 326	-	-	-	51,990
Credit loss (recovery) provision	(89,737)	1,267	41,600	40,055
Ending balance	$36,894	$36,894	$92,045	$92,045

Accrued interest receivable on available for sale securities totaled $382,131 and $418,549 as of September 30, 2024 and December 31, 2023, respectively, and accrued interest receivable on held to maturity securities totaled $101,097 and $121,670 as of September 30, 2024 and December 31, 2023, respectively.  Both are grouped in accrued interest receivable on the balance sheet.

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

3.	Investment Securities (continued)

Contractual maturities, shown below, will differ from actual maturities because borrowers and issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
September 30, 2024	cost	value	cost	value

Within one year	$1,000,022	$993,380	$485,026	$483,642
Over one to five years	500,000	492,197	398,632	395,144
Over five to ten years	7,057,009	6,170,639	8,064,657	7,789,842
Over ten years	-	-	11,286,573	10,653,897
	8,557,031	7,656,216	20,234,888	19,322,525
Mortgage-backed securities and SBA pools, due in monthly installments	167,523,073	151,842,815	-	-
	$176,080,104	$159,499,031	$20,234,888	$19,322,525

Securities with a carrying value of $72,562,872 and $50,371,861 as of September 30, 2024 and December 31, 2023, respectively, were pledged as collateral for borrowings, securities sold under repurchase agreements and other collateralized deposits.

During the nine-month periods ended September 30, 2024, there was one sale of an available for sale security with a principal balance of $521,162, resulting in a loss of $31,922. There were no sales of securities for the nine-month period ended September 30, 2023.

The following table sets forth the Company’s gross unrealized losses on a continuous basis for available for sale debt securities, by category and length of time.

September 30, 2024	Less than 12 months		12 months or more		Total

Description of investments	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

State and municipal	$-	$-	$492,197	$7,803	$492,197	$7,803
SBA pools	177,491	38	391,499	5,834	568,990	5,872
Corporate bonds	-	-	7,164,019	893,012	7,164,019	893,012
Mortgage-backed securities	-	-	99,078,009	17,869,014	99,078,009	17,869,014
Total	$177,491	$38	$107,125,724	$18,775,663	$107,303,215	$18,775,701

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

3.	Investment Securities (continued)

December 31, 2023	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
Description of investments	Fair value	losses	Fair value	losses	Fair value	losses

State and municipal	$246,608	$3,392	$238,200	$11,800	$484,808	$15,192
SBA pools	-	-	659,869	11,136	659,869	11,136
Corporate bonds	341,264	58,736	8,229,165	1,224,823	8,570,429	1,283,559
Mortgage-backed securities	23,840,242	378,379	104,657,869	22,127,080	128,498,111	22,505,459
Total	$24,428,114	$440,507	$113,785,103	$23,374,839	$138,213,217	$23,815,346

As of September 30, 2024, management did not have the intent to sell any of the securities before a recovery of cost and it is more likely than not that the Company will not be required to sell before the recovery of the amortized cost basis. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased as well as other market conditions for each particular security based upon the structure and remaining principal balance. The fair values of the investment securities are expected to recover as the securities approach their maturity dates or repricing dates or if market yields for such investments decline. Based on these factors, as of September 30, 2024, management believes that the unrealized losses detailed in the table above are temporary and, accordingly, none of these unrealized losses have been recognized in the Company’s consolidated statement of income.

4.	Loans and Allowance for Credit Losses

Major categories of loans are as follows:

	September 30,	December 31,
	2024	2023
Real estate:
Commercial	$385,795,685	$361,942,511
Construction and land development	30,328,093	20,446,150
Residential	109,202,653	112,789,631
Commercial	50,931,823	32,823,072
Consumer	153,568	165,136
	576,411,822	528,166,500
Less: Allowance for credit losses	4,190,882	4,285,247
Deferred origination fees, net of costs	658,561	573,209
	$571,562,379	$523,308,044

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

The following tables present the amortized cost basis of loans on nonaccrual status as of September 30, 2024 and December 31, 2023:

	Nonaccrual	Nonaccrual
	With No	With
	Allowance	Allowance
	for Credit Loss	for Credit Loss
September 30, 2024
Real estate:
Commercial	$-	$403,853
Construction and land development	-	-
Residential	-	-
Commercial	-	-
Consumer	-	-
	$-	$403,853

December 31, 2023
Real estate:
Commercial	$-	$502,961
Construction and land development	-	-
Residential	-	-
Commercial	-	152,449
Consumer	-	-
	$-	$655,410

The Company did not recognize any interest income on nonaccrual loans during the nine months ended September 30, 2024 or during the year ended December 31, 2023.

At September 30, 2024, the Company had one nonaccrual commercial real estate loan totaling $403,853. Gross interest income of $38,334 would have been recorded for the nine months ended September 30, 2024 if this nonaccrual loan had been current and performing in accordance with the original terms. The Company allocated $332,551 of its allowance for credit losses to this nonaccrual loan. During the nine months ended September 30, 2024, one nonaccrual commercial loan totaling $152,449 was charged off.

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

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

4.	Loans and Allowance for Credit Losses (continued)

An age analysis of past due loans, segregated by type of loan, is as follows:

			90 Days				Past Due 90
	30 - 59 Days	60 - 89 Days	or More	Total		Total	Days or More
	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing
September 30, 2024
Real estate:
Commercial	$-	$-	$403,853	$403,853	$385,391,832	$385,795,685	$-
Construction and land development	-	-	-	-	30,328,093	30,328,093	-
Residential	-	276,673	-	276,673	108,925,980	109,202,653	-
Commercial	-	-	-	-	50,931,823	50,931,823	-
Consumer	-	-	-	-	153,568	153,568	-
Total	$-	$276,673	$403,853	$680,526	$575,731,296	$576,411,822	$-

December 31, 2023
Real estate:
Commercial	$-	$-	$502,961	$502,961	$361,439,550	$361,942,511	$-
Construction and land development	-	-	-	-	20,446,150	20,446,150	-
Residential	161,431	-	-	161,431	112,628,200	112,789,631	-
Commercial	-	-	152,449	152,449	32,670,623	32,823,072	-
Consumer	1,163	-	-	1,163	163,973	165,136	-
Total	$162,594	$-	$655,410	$818,004	$527,348,496	$528,166,500	$-

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of September 30, 2024 and December 31, 2023:

September 30, 2024
Real estate:
Commercial	$2,441,416
Construction and land development	-
Residential	271,626
Commercial	-
Consumer	-
$2,713,042

December 31, 2023
Real estate:
Commercial	$2,515,103
Construction and land development	-
Residential	275,622
Commercial	152,449
Consumer	-
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

There were no modifications to borrowers experiencing financial distress during the three-month period ended September 30, 2024. During the nine-month period ended September 30, 2024, we modified two commercial real estate loans to the same borrower who was experiencing financial distress. The terms of the loans were extended by 12 months. The following table presents the amortized cost basis of loans at September 30, 2024 that were both experiencing financial difficulty and modified during the nine-month period ended September 30, 2024, by class and type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of loans is also presented below.

For the		Total Class
Nine-months ended	Term	of Financing
September 30, 2024	Extension	Receivable

Commercial real estate	$2,037,563	0.53%

Total	$2,037,563	0.35%

There were no modifications to borrowers experiencing financial distress during the three- or nine-month periods ended September 30, 2023. There were no payment defaults of modified loans during the previous 12 months.

Accrued interest receivable on loans totaled $1,761,829 and $1,539,332 at September 30, 2024 and December 31, 2023, respectively, and is included in accrued interest receivable on the balance sheets. Accrued interest receivable is not included as part of the amortized costs of loans for the allowance for credit losses estimate.

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

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

4.	Loans and Allowance for Credit Losses (continued)

Loans by credit grade, segregated by loan type, and year originated as of September 30, 2024 are as follows:

	Term Loans Amortized Cost Basis by Origination
								Revolving
							Revolving	Loans Converted
	2024	2023	2022	2021	2020	Prior	Loans	to Term	Total
Commercial Real Estate

Pass	$37,422,043	$26,816,331	$68,974,307	$54,821,169	$19,901,658	$160,848,902	$7,791,993	$-	$376,576,403
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	9,219,282	-	-	9,219,282
Doubtful	-	-	-	-	-	-	-	-	-
Total	$37,422,043	$26,816,331	$68,974,307	$54,821,169	$19,901,658	$170,068,184	$7,791,993	$-	$385,795,685
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Construction and Land Development

Pass	$11,749,852	$3,629,370	$6,667,917	$1,458,671	$944,707	$5,793,045	$84,531	$-	$30,328,093
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$11,749,852	$3,629,370	$6,667,917	$1,458,671	$944,707	$5,793,045	$84,531	$-	$30,328,093
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential Real Estate

Pass	$7,936,001	$10,129,616	$18,090,386	$9,690,685	$7,244,166	$47,700,973	$6,787,581	$-	$107,579,408
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	1,623,245	-	-	1,623,245
Doubtful	-	-	-	-	-	-	-	-	-
Total	$7,936,001	$10,129,616	$18,090,386	$9,690,685	$7,244,166	$49,324,218	$6,787,581	$-	$109,202,653
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial

Pass	$10,053,035	$5,332,120	$6,012,519	$2,832,388	$652,707	$1,079,090	$24,969,964	$-	$50,931,823
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$10,053,035	$5,332,120	$6,012,519	$2,832,388	$652,707	$1,079,090	$24,969,964	$-	$50,931,823
Charge-offs	$-	$-	$-	$-	$-	$152,449	$-	$-	$152,449

Consumer

Pass	$56,774	$60,658	$12,011	$956	$3,675	$643	$-	$-	$134,717
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	2,767	-	926	-	-	-	-	3,693
Doubtful	-	-	-	-	-	15,158	-	-	15,158
Total	$56,774	$63,425	$12,011	$1,882	$3,675	$15,801	$-	$-	$153,568
Charge-offs	$-	$3,330	$-	$-	$-	$-	$-	$-	$3,330

Aggregate total

Pass	$67,217,705	$45,968,095	$99,757,140	$68,803,869	$28,746,913	$215,422,653	$39,634,069	$-	$565,550,444
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	2,767	-	926	-	10,842,527	-	-	10,846,220
Doubtful	-	-	-	-	-	15,158	-	-	15,158
Total	$67,217,705	$45,970,862	$99,757,140	$68,804,795	$28,746,913	$226,280,338	$39,634,069	$-	$576,411,822
Charge-offs	$-	$3,330	$-	$-	$-	$152,449	$-	$-	$155,779

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

4.	Loans and Allowance for Credit Losses (continued)

Loans by credit grade, segregated by loan type, and year originated as of December 31, 2023 are as follows:

	Term Loans Amortized Cost Basis by Origination
								Revolving
							Revolving	Loans Converted
	2023	2022	2021	2020	2019	Prior	Loans	to Term	Total
Commercial Real Estate

Pass	$27,500,909	$73,944,442	$54,973,818	$20,540,492	$25,102,276	$147,755,491	$2,694,268	$-	$352,511,696
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	9,430,815	-	-	9,430,815
Doubtful	-	-	-	-	-	-	-	-	-
Total	$27,500,909	$73,944,442	$54,973,818	$20,540,492	$25,102,276	$157,186,306	$2,694,268	$-	$361,942,511
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Construction and Land Development

Pass	$3,359,456	$6,519,085	$4,623,119	$642,571	$309,038	$4,992,881	$-	$-	$20,446,150
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$3,359,456	$6,519,085	$4,623,119	$642,571	$309,038	$4,992,881	$-	$-	$20,446,150
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential Real Estate

Pass	$10,109,347	$18,603,074	$9,870,791	$6,793,326	$16,218,714	$40,015,758	$9,501,733	$-	$111,112,743
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	1,676,888	-	-	1,676,888
Doubtful	-	-	-	-	-	-	-	-	-
Total	$10,109,347	$18,603,074	$9,870,791	$6,793,326	$16,218,714	$41,692,646	$9,501,733	$-	$112,789,631
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial

Pass	$7,016,763	$8,074,370	$3,264,342	$1,225,297	$884,537	$910,042	$11,295,272	$-	$32,670,623
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	152,449	-	-	-	152,449
Doubtful	-	-	-	-	-	-	-	-	-
Total	$7,016,763	$8,074,370	$3,264,342	$1,225,297	$1,036,986	$910,042	$11,295,272	$-	$32,823,072
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer

Pass	$92,295	$32,771	$4,179	$4,895	$7,226	$2	$-	$-	$141,368
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	6,106	-	1,524	-	-	-	-	-	7,630
Doubtful	-	-	-	-	-	-	16,138	-	16,138
Total	$98,401	$32,771	$5,703	$4,895	$7,226	$2	$16,138	$-	$165,136
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Aggregate total

Pass	$48,078,770	$107,173,742	$72,736,249	$29,206,581	$42,521,791	$193,674,174	$23,491,273	$-	$516,882,580
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	6,106	-	1,524	-	152,449	11,107,703	-	-	11,267,782
Doubtful	-	-	-	-	-	-	16,138	-	16,138
Total	$48,084,876	$107,173,742	$72,737,773	$29,206,581	$42,674,240	$204,781,877	$23,507,411	$-	$528,166,500
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

4.	Loans and Allowance for Credit Losses (continued)

The following table details activity in the allowance for credit losses and loan balances by portfolio as of and for the nine-month periods ended September 30, 2024 and 2023 and for the year ended December 31, 2023. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

						Allowance for credit losses ending		Outstanding loan balances
		Provision for				balance evaluated for impairment:		evaluated:
Nine months ended	Beginning	(recovery of)	Charge		Ending
September 30, 2024	balance	credit losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$2,449,988	$(12,825)	$-	$-	$2,437,163	$392,551	$2,044,612	$2,441,416	$383,354,269
Construction and land development	253,173	162,185	-	-	415,358	-	415,358	-	30,328,093
Residential	1,012,938	(255,563)	-	18,000	775,375	-	775,375	271,626	108,931,027
Commercial	493,502	199,373	(152,449)	-	540,426	-	540,426	-	50,931,823
Consumer	2,080	3,306	(3,330)	-	2,056	-	2,056	-	153,568
Unallocated	73,566	(53,062)	-	-	20,504	-	20,504	-	-
	$4,285,247	$43,414	$(155,779)	$18,000	$4,190,882	$392,551	$3,798,331	$2,713,042	$573,698,780

							Allowance for credit losses
Nine months							ending balance evaluated		Outstanding loan balances
ended		Impact of	Provision for				for impairment:		evaluated:
September 30,	Beginning	ASC 326	(recovery of)	Charge		Ending
2023	balance	Adoption	credit losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$2,818,582	$(350,838)	$132,908	$-	$-	$2,600,652	$250,000	$2,350,652	$502,961	$366,757,104
Construction and land development	164,596	280,179	(193,495)	-	11,925	263,205	-	263,205	-	21,137,478
Residential	793,919	538,435	(658,628)	-	381,048	1,054,774	-	1,054,774	277,083	111,791,862
Commercial	337,303	135,200	4,122	-	-	476,625	152,449	324,176	152,449	30,460,337
Consumer	4,706	(4,537)	1,739	-	-	1,908	-	1,908	-	171,426
Unallocated	31,092	(31,092)	119,238	-	-	119,238	-	119,238	-	-
	$4,150,198	$567,347	$(594,116)	$-	$392,973	$4,516,402	$402,449	$4,113,953	$932,493	$530,318,207

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

4.         Loans and Allowance for Credit Losses (continued)

							Allowance for credit losses
							ending balance evaluated		Outstanding loan balances
		Impact of	Provision for				for impairment:		evaluated:
December 31,	Beginning	ASC 326	(recovery of)	Charge		Ending
2023	balance	Adoption	credit losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$2,818,582	$(448,483)	$79,889	$-	$-	$2,449,988	$297,551	$2,152,437	$2,515,103	$359,427,408
Construction and land development	164,596	277,317	(200,665)	-	11,925	253,173	-	253,173	-	20,446,150
Residential	793,919	508,579	(676,608)	-	387,048	1,012,938	-	1,012,938	275,622	112,514,009
Commercial	337,303	133,838	22,361	-	-	493,502	152,449	341,053	152,449	32,670,623
Consumer	4,706	(4,526)	1,900	-	-	2,080	-	2,080	-	165,136
Unallocated	31,092	(31,092)	73,566	-	-	73,566	-	73,566	-	-
	$4,150,198	$435,633	$(699,557)	$-	$398,973	$4,285,247	$450,000	$3,835,247	$2,943,174	$525,223,326

Loans acquired from Carroll Community Bank in 2020 in connection with the Company’s acquisition of Carroll Bancorp, Inc. and Carroll Community Bank (collectively, the “Merger”) were measured at fair value at the acquisition date with no carryover of any allowance for credit losses. The following table provides activity for the accretable credit discount of purchased loans:

	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2024	September 30, 2024	September 30, 2023	September 30, 2023

Beginning balance	$396,844	$539,338	$716,338	$930,973
Accretion	(59,190)	(201,684)	(93,000)	(307,635)
Ending balance	$337,654	$337,654	$623,338	$623,338

The following table provides activity for the amortizable yield premium of purchased loans:

	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2024	September 30, 2024	September 30, 2023	September 30, 2023

Beginning balance	$374,585	$509,087	$676,160	$878,756
Amortization	(55,872)	(190,374)	(87,783)	(290,379)
Ending balance	$318,713	$318,713	$588,377	$588,377

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

4.	Loans and Allowance for Credit Losses (continued)

At September 30, 2024 and December 31, 2023, the aggregate principal balance of purchased loans was $65,058,577 and $74,146,002, respectively, and the aggregate carrying value was $65,039,636 and $74,115,751, respectively.

The following table details activity in the allowance for credit losses on unfunded loan commitments for the three- and nine-month periods ended September 30, 2024 and 2023:

	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2024	September 30, 2024	September 30, 2023	September 30, 2023

Beginning balance	$196,009	$227,643	$49,300	$-
Impact of adopting ASC 326	-	-	-	85,073
Provision (recovery) of credit losses	(13,047)	(44,681)	19,834	(15,939)
Ending balance	$182,962	$182,962	$69,134	$69,134

The following table provides a summary of all of the components of the allowance for credit losses:

	Three Months Ended September 30, 2024				Nine Months Ended September 30, 2024

	Held to maturity securities	Loans	Unfunded loan commitments	Total	Held to maturity securities	Loans	Unfunded loan commitments	Total

Beginning balance	$126,631	$4,082,098	$196,009	$4,404,738	$35,627	$4,285,247	$227,643	$4,548,517
Provision (recovery) of credit losses	(89,737)	102,784	(13,047)	-	1,267	43,414	(44,681)	-
Charge-offs	-	-	-	-	-	(155,779)	-	(155,779)
Recoveries	-	6,000	-	6,000	-	18,000	-	18,000
Ending balance	$36,894	$4,190,882	$182,962	$4,410,738	$36,894	$4,190,882	$182,962	$4,410,738

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

4.	Loans and Allowance for Credit Losses (continued)

	Three Months Ended September 30, 2023				Nine Months Ended September 30, 2023

	Held to maturity securities	Loans	Unfunded loan commitments	Total	Held to maturity securities	Loans	Unfunded loan commitments	Total

Beginning balance	$50,445	$4,646,836	$49,300	$4,746,581	$-	$4,150,198	$-	$4,150,198
Impact of adopting ASC 326	-	-	-	-	51,990	567,347	85,073	704,410
Provision (recovery) of credit losses	41,600	(136,434)	19,834	(75,000)	40,055	(594,116)	(15,939)	(570,000)
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	6,000	-	6,000	-	392,973	-	392,973
Ending balance	$92,045	$4,516,402	$69,134	$4,677,581	$92,045	$4,516,402	$69,134	$4,677,581

5.	Goodwill and Other Intangibles

The Merger resulted in the recording of goodwill and a core deposit intangible (“CDI”). The following table presents the changes in both assets for the nine-month periods ended September 30, 2024 and 2023:

	Goodwill	CDI	Total

Balance at December 31, 2022	$6,978,208	$64,544	$7,042,752
Amortization	-	(6,246)	(6,246)
Balance at September 30, 2023	$6,978,208	$58,298	$7,036,506

Balance at December 31, 2023	$6,978,208	$56,216	$7,034,424
Amortization	-	(6,246)	(6,246)
Balance at September 30, 2024	$6,978,208	$49,970	$7,028,178

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

As of September 30, 2024 the most recent notification from the FDIC has categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain ratios as set forth in the table. There have been no conditions or events since that notification that management believes have changed the Bank’s category. Capital ratios of the Company are substantially the same as the Bank’s.

The FDIC, through formal or informal agreement, has the authority to require an institution to maintain higher capital ratios than those provided by statute, to be categorized as well capitalized under the regulatory framework for prompt corrective action.

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The following table presents actual and required capital ratios as of September 30, 2024 and December 31, 2023 for the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of September 30, 2024 and December 31, 202, based on the provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

6.	Capital Standards (continued)

			Minimum		To Be Well
(Dollars in thousands)	Actual		Capital Adequacy		Capitalized
September 30, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$81,328	12.49%	$68,387	10.50%	$65,131	10.00%
Tier 1 capital (to risk-weighted assets)	76,917	11.81%	55,361	8.50%	52,104	8.00%
Common equity tier 1 (to risk- weighted assets)	76,917	11.81%	45,591	7.00%	42,335	6.50%
Tier 1 leverage (to average assets)	76,917	9.42%	32,660	4.00%	40,825	5.00%

			Minimum		To Be Well
(Dollars in thousands)	Actual		Capital Adequacy		Capitalized
December 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$79,988	13.45%	$62,437	10.50%	$59,464	10.00%
Tier 1 capital (to risk-weighted assets)	75,440	12.69%	50,544	8.50%	47,571	8.00%
Common equity tier 1 (to risk- weighted assets)	75,440	12.69%	41,625	7.00%	38,651	6.50%
Tier 1 leverage (to average assets)	75,440	9.42%	32,051	4.00%	40,063	5.00%

7.	Derivative Financial Instruments

The Company utilizes interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and other terms of the individual interest rate swap agreements.

Fair Value Hedges: Interest rate swaps with notional amounts totaling $98.8 and $59.8 million as of September 30, 2024 and December 31, 2023, respectively, were designated as fair value hedges under the portfolio layer method of certain government agency mortgage backed securities. There were no interest rate swaps prior to 2023. The hedges were determined to be effective during all periods presented. The Company expects the hedges to remain effective during the remaining terms of the swaps.

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

7.	Derivative Financial Instruments (continued)

The following table presents the amounts recorded on the balance sheet related to cumulative basis adjustments for fair value hedges at September 30, 2024 and December 31, 2023:

Line item in		Carrying		Carrying
the balance sheet	Carrying	amount of fair	Carrying	amount of fair
in which the	amount of the	value hedging	amount of the	value hedging
hedged item is	hedged assets	adjustment	hedged assets	adjustment
included	September 30, 2024	September 30, 2024	December 31, 2023	December 31, 2023

Securities available for sale	$135,734,886	$(2,089,247)	$69,920,575	$(1,609,248)

The Company presents derivative positions gross on the balance sheet. The following table reflects the derivatives recorded on the balance sheet at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
	Fair	Fair
	Value	Value

Included in other assets:
Derivatives designated as hedges:
Interest rate swaps related to securities available for sale	$-	$-

Total included in other assets	$-	$-

Included in other liabilities:
Derivatives designated as hedges:
Interest rate swaps related to securities available for sale	$2,022,232	$1,563,527

Total included in other liabilities	$2,022,232	$1,563,527

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

7.	Derivative Financial Instruments (continued)

The effect of fair value hedge accounting on the statement of income for the three- and nine-month periods ended September 30, 2024 and 2023 are as follows:

Fair Value Hedging Relationships

Total amounts of income and expense line items presented in the statements of income in which the effects of the fair value hedge is recorded are as follows:

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023

	Interest	Interest	Interest	Interest
	Income	Income	Income	Income

The effects of fair value hedging:
Loss (gain) on fair value hedging relationships:
Hedged items	$21,229	$21,294	$60,846	$28,133
Interest rate contracts designated as hedging instruments	208,100	565,072	66,921	141,375
Net gain on fair value hedging relationships included in interest income from investment securities- taxable	$229,329	$586,366	$127,767	$169,508

8.	Fair Value

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

The following table summarizes financial assets measured at fair value on a recurring and nonrecurring basis at September 30, 2024 and December 31, 2023, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Carrying Value:
September 30, 2024	Level 1	Level 2	Level 3	Total

Recurring:
Available for sale securities
State and municipal	$-	$492,197	$-	$492,197
SBA pools	-	672,359	-	672,359
Corporate bonds	-	7,164,019	-	7,164,019
Mortgage-backed securities	-	151,170,456	-	151,170,456
	$-	$159,499,031	$-	$159,499,031

Fair value hedge in other assets	$-	$-	$-	$-

Equity security at fair value
Mutual fund	$531,958	$-	$-	$531,958

Fair value hedge in other liabilities	$-	$2,022,232	$-	$2,022,232

Nonrecurring:
Other real estate owned, net	$-	$-	$1,226,245	$1,226,245
Collateral-dependent loans, net	$-	$-	$2,058,865	$2,058,865

	Carrying Value:
December 31, 2023	Level 1	Level 2	Level 3	Total

Recurring:
Available for sale securities
State and municipal	$-	$484,808	$-	$484,808
SBA pools	-	766,710	-	766,710
Corporate bonds	-	8,570,429	-	8,570,429
Mortgage-backed securities	-	154,262,726	-	154,262,726
	$-	$164,084,673	$-	$164,084,673

Equity security at fair value
Mutual fund	$507,130	$-	$-	$507,130

Fair value hedge in other liabilities	$-	$1,563,527	$-	$1,563,527

Nonrecurring:
Other real estate owned, net	$-	$-	$1,242,365	$1,242,365
Collateral-dependent loans, net	$-	$-	$-	$-

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

8.	Fair Value (continued)

The following table provides information describing the unobservable inputs used in level 3 fair value measurements at September 30, 2024 and December 31, 2023:

September 30, 2024:
Assets	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)

Collateral-dependent loans	$2,058,865	Third party appraisals and in-house real estate valuations of fair value	Marketability/selling costs and current market conditions	0%	to	20%	(10%)

Other real estate owned	$1,226,245	Third party appraisals and in-house real estate valuations of fair value	Marketability/selling costs and current market conditions	0%	to	10%	(5%)

December 31, 2023:
Assets	Fair Value	Valuation Techniques	Unobservable Input	Average

Collateral-dependent loans	$205,410	Third party appraisals and in-house real estate valuations of fair value	Marketability/selling costs and current market conditions	0%	to	20%	(10%)

Other real estate owned	$1,242,365	Third party appraisals and in-house real estate valuations of fair value	Marketability/selling costs and current market conditions	0%	to	10%	(5%)

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

8.	Fair Value (continued)

The estimated fair value of financial instruments that are reported at amortized cost less allowance for credit losses in the Company’s consolidated balance sheets, segregated by the level of the valuation inputs were as follows:

	September 30, 2024		December 31, 2023
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets
Level 1 inputs
Cash and cash equivalents	$16,841,867	$16,841,867	$44,690,337	$44,690,337
Equity security	531,958	531,958	507,130	507,130
Level 2 inputs
Certificates of deposit in other banks	100,000	100,000	100,000	100,000
Accrued interest receivable	2,362,330	2,362,330	2,180,734	2,180,734
Securities available for sale	159,499,031	159,499,031	164,084,673	164,084,673
Securities held to maturity, net	17,371,214	16,495,745	17,293,422	16,193,020
Restricted stock	1,016,000	1,016,000	863,500	863,500
Bank owned life insurance	15,218,368	15,218,368	14,930,754	14,930,754
Fair value hedge	-	-	-	-
Level 3 inputs
Securities held to maturity, net	2,826,780	2,826,780	2,870,200	2,870,200
Loans, net	572,321,579	559,444,343	523,308,044	507,138,253

Financial liabilities
Level 1 inputs
Noninterest-bearing deposits	$108,442,303	$108,442,303	$115,284,706	$115,284,706
Securities sold under repurchase agreements	2,885,496	2,885,496	6,760,493	6,760,493
Level 2 inputs
Interest-bearing deposits	565,302,819	567,631,819	565,678,145	566,925,060
Federal Home Loan Bank advances	5,000,000	4,918,000	5,000,000	4,754,000
Federal Reserve Bank advances	54,000,000	54,000,000	33,000,000	32,996,852
Long-term debt, net	11,799,931	11,497,963	13,212,378	12,428,000
Accrued interest payable	2,581,429	2,581,429	1,482,773	1,482,773
Fair value hedge	2,022,232	2,022,232	1,563,527	1,563,527

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

9.	Earnings per Share

Earnings per share is determined by dividing net income by the weighted average number of shares of common stock outstanding, giving retroactive effect to any stock dividends. The following table shows the weighted average number of shares used in computing earnings per share and the effect of weighted average number of shares of dilutive potential common stock. There were 0 and 167 restricted stock units included in weighted average dilutive shares for the three- and nine-month periods ended September 30, 2024, respectively. There were no dilutive shares for the three- or nine-month periods ended September 30, 2023.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Net income	$1,123,127	$1,432,139	$3,421,623	$5,003,107
Weighted average shares outstanding - basic	3,145,061	3,090,542	3,127,728	3,078,429
Effect of dilutive restricted stock units	-	-	167	-
Weighted average shares outstanding - diluted	3,145,061	3,090,542	3,127,895	3,078,429

Earnings per share - basic	$0.36	$0.46	$1.09	$1.63
Earnings per share - diluted	$0.36	$0.46	$1.09	$1.63

10.	Retirement Plans

The Company has a profit sharing plan qualifying under Section 401(k) of the Internal Revenue Code. All employees age 21 or older with nine months of service are eligible for participation in the plan. The Company matches employee contributions up to 4% of total compensation and may make additional discretionary contributions. Employee and employer contributions are 100% vested when made. The Company’s contributions to this plan were $57,932 and $53,700 for the three-month periods ended September 30, 2024 and 2023, respectively, and $206,284 and $197,150 for the nine-month periods ended September 30, 2024 and 2023, respectively.

The Company has entered into agreements with 12 employees to provide certain life insurance benefits payable in connection with policies of life insurance on those employees that are owned by the Company. Some of the policies provide benefits subsequent to the employee’s employment with the Company. For this plan, the Company expensed $1,976 and $1,834 for the three-month periods ended September 30, 2024 and 2023, respectively, and $5,928 and $5,502 for the nine-month periods ended September 30, 2024 and 2023, respectively.

The Company adopted supplemental executive retirement plans for four of its executives. The plans provide cash compensation to the executive officers under certain circumstances, including a separation of service. The benefits vest over the period from adoption to a specified age for each executive. The Company recorded expenses, including interest, of $66,000 for the three-month period ended September 30, 2024 and a reduction of expenses of $44,800 for the three month period ended September 30, 2023. The Company recorded expenses, including interest, $198,000 and $107,200 for the nine-month periods ended September 30, 2024 and 2023, respectively.

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

Additional information is as follows:

		September 30,	December 31,
		2024	2023
Amount oustanding at period-end:
Securities sold under repurchase agreements		$2,885,496	$6,760,493
Federal Home Loan Bank advances mature in:	2025	5,000,000	5,000,000
Federal Reserve Bank advances mature in:	2024	-	33,000,000
	2025	54,000,000	-
Long-term debt (net of issuance costs)		11,799,931	13,212,378

The Bank is approved to borrow 75% of eligible pledged single-family residential loans and 50% of eligible pledged commercial loans as well as investment securities, or approximately $71.0 million under a secured line of credit with the FHLB. The Bank also has two facilities with the Reserve Bank. Under the first facility, which has been in place for over 10 years and is collateralized by loans, the Bank can borrow approximately $36.6 million. The second facility is the Bank Term Funding Program (“BTFP”) that the Reserve Bank created in 2023. The BTFP facility allows securities to be pledged at par, provides fixed rates for up to one-year terms, and allows prepayments in whole or in part at any time. Effective March 11, 2024, no new advances can be obtained through the BTFP facility. Finally, the Bank has $23,500,000 ($14,500,000 unsecured and $9,000,000 secured) of overnight federal funds lines of credit available from commercial banks.

FHLB advances of $5,000,000 were outstanding as of September 30, 2024 and December 31, 2023, respectively. BTFP advances of $54,000,000 and $33,000,000 were outstanding as of September 30, 2024 and December 31, 2023, respectively. The Company borrowed $17,000,000 to facilitate the Merger in 2020. There were no borrowings from the Reserve Bank other than the BTFP advances noted above or our commercial bank lenders at September 30, 2024 or December 31, 2023.

12.	Stock-Based Compensation

On November 22, 2023, the Board of Directors approved the Farmers and Merchants Bancshares, Inc. 2023 Equity Compensation Plan (the “Equity Plan”). The Equity Plan allows the Board of Directors or its Compensation Committee to grant awards that may be payable in shares of common stock or the cash equivalent thereof.

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

During the year ended December 31, 2023, 2,000 fully vested shares of common stock and 3,000 restricted stock units (the “RSUs”) were granted to one executive officer. The RSUs contemplate the issuance of shares of common stock of Farmers and Merchants Bancshares, Inc. if and when the RSUs vest. One-third of the RSUs vested on September 22, 2024, and one-third will vest on September 22, 2025 and one-third will vest on September 22, 2026 provided that the grantee is employed and in good standing with the Company on the applicable vesting date.

A summary of the Company’s RSU grant activity as of September 30, 2024 is shown below:

	Number of	Grant Date
	Shares	Fair Value per Share

Balance at December 31, 2023	3,000	18.15
Granted	-	-
Vested	1,000	18.15
Forefeited	-	-
Balance at September 30, 2024	2,000	18.15

The compensation cost charged to income in respect of awards granted under the Equity Plan was $4,538 and $13,614 for the three- and nine-month periods ended September 30, 2024, respectively. As of September 30, 2024, there was $36,298 of unrecognized compensation cost related to the unvested RSUs, which is expected to be recognized over a period of 24 months.

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

Farmers and Merchants Bancshares, Inc.

Farmers and Merchants Bancshares, Inc. is a Maryland corporation and a financial holding company registered with the Board of Governors of the Federal Reserve System (the “FRB”) under the Bank Holding Company Act of 1956, as amended. The Company was incorporated on November 8, 2016 for the purpose of becoming the holding company of Farmers and Merchants Bank (the “Bank”) in a share exchange transaction that was intended to constitute a tax-free exchange under Section 351 of the Internal Revenue Code of 1986, as amended (the “Reorganization”). The Reorganization was consummated on November 1, 2016, at which time the Bank became a wholly-owned subsidiary of the Company and all of the Bank’s stockholders became stockholders of the Company by virtue of the conversion of their shares of common stock of the Bank into an equal number of shares of common stock of the Company.

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

Financial Condition

Total assets increased by $17,590,155, or 2.2%, to $817,530,981 at September 30, 2024 from $799,940,826 at December 31, 2023. The increase in total assets was due primarily to an increase of $48,254,335 in loans, offset by a decrease of $27,848,470 in cash and cash equivalents and a decrease of $4,551,270 in debt securities.

Total liabilities increased by $10,606,098, or 1.4%, to $758,368,633 at September 30, 2024 from $747,762,535 at December 31, 2023. The increase was due primarily to a $21,000,000 increase in advances from the Federal Reserve Bank of Richmond (the “Reserve Bank”), offset by a $7,218,129 decrease in deposits, and a $3,874,997 decrease in securities sold under repurchase agreements.

Stockholders’ equity increased by $6,984,057, or 13.4%, to $59,162,348 at September 30, 2024 from $52,178,291 at December 31, 2023. The increase was due to net income of $3,421,643, a decrease of $4,151,691 in accumulated other comprehensive loss and an increase of $13,614 for stock-based compensation paid to an executive officer, offset by dividends paid, net of reinvestments, of $602,871.

Loans

Major categories of loans at September 30, 2024 and December 31, 2023 were as follows:

	September 30,		December 31,
	2024		2023

Real estate:
Commercial	$385,795,685	67%	$361,942,511	69%
Construction/Land development	30,328,093	5%	20,446,150	4%
Residential	109,202,653	19%	112,789,631	21%
Commercial	50,931,823	9%	32,823,072	6%
Consumer	153,568	0%	165,136	0%
	576,411,822	100%	528,166,500	100%
Less: Allowance for credit losses on loans	4,190,882		4,285,247
Deferred origination fees net of costs	658,561		573,209
	$571,562,379		$523,308,044

Loans increased by $48,254,335, or 9.2%, to $571,562,379 at September 30, 2024 from $523,308,044 at December 31, 2023. The increase was due primarily to increases of $23,853,174 in commercial real estate loans, $18,108,751 in commercial loans, and $9,881,943 in construction/land development loans, offset by a decrease of $3,586,978 in residential real estate. The net increase is a result of the Company hiring several new loan officers over the last 18 months and opening a new loan production office. The Company’s long term strategy is to increase the Commercial loan portfolio for a more diversified portfolio and reduce the concentration in commercial real estate loans. The allowance for credit losses on loans decreased by $94,365, or 2.2%, to $4,190,882 at September 30, 2024 from $4,285,247 at December 31, 2023.

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

The following table provides the provision for (recovery of) credit losses for the nine-month periods ended September 30, 2024 and 2023:

Three Months Ended September 30, 2024				Nine Months Ended September 30, 2024

Held to maturity securities	Loans	Unfunded loan commitments	Total	Held to maturity securities	Loans	Unfunded loan commitments	Total

$(89,737)	$102,784	$(13,047)	$-	$1,267	$43,414	$(44,681)	$-

Three Months Ended September 30, 2023				Nine Months Ended September 30, 2023

Held to maturity securities	Loans	Unfunded loan commitments	Total	Held to maturity securities	Loans	Unfunded loan commitments	Total

$41,600	$(136,434)	$19,834	$(75,000)	$40,055	$(594,116)	$(15,939)	$(570,000)

The following table provides the recoveries from loans written off in prior periods and charge-offs for the three- and nine-month periods ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024				Nine Months Ended September 30, 2024
	Held to maturity securities	Loans	Unfunded loan commitments	Total	Held to maturity securities	Loans	Unfunded loan commitments	Total

Charge-offs	$-	$-	$-	$-	$-	$(155,779)	$-	$(155,779)
Recoveries	-	6,000	-	6,000	-	18,000	-	12,000

	Three Months Ended September 30, 2023				Nine Months Ended September 30, 2023
	Held to maturity securities	Loans	Unfunded loan commitments	Total	Held to maturity securities	Loans	Unfunded loan commitments	Total

Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Recoveries	-	6,000	-	6,000	-	392,973	-	392,973

Watch list loans include loans classified as Special Mention, Substandard, and Doubtful. As of September 30, 2024, the Company had $8,133,178 of loans on a watch list, other than collateral-dependent loans, for which the borrowers have the potential for experiencing financial difficulties. As of December 31, 2023, the Company had $8,340,746 of such loans. Watch List loans are subject to ongoing management attention and their classifications are reviewed regularly.

Management believes that the $4.2 million reserve at September 30, 2024 is adequate to cover the expected losses in the loan portfolio. The Company’s loan portfolio grew by $48.2 million during the first nine months of 2024. The allowance for credit losses on loans was 0.72% of the loan portfolio at September 30, 2024 compared to 0.81% at December 31, 2023. The decrease in the percentage is due primarily to a $152,449 fully reserved loan being charged off and removed from the reserve and a decrease in the reserve required for multi-family loans due to no historical losses incurred by the Company in that segment and the improvement of the qualitative factors for that segment.

The reserve for held to maturity securities was $36,894 at September 30, 2024, $126,631 at June 30, 2024 and $35,627 at December 31, 2023. It has vacillated significantly from quarter to quarter due to the unrated portion of the bond portfolio where the projected life is the most significant factor in determining the reserve. The unrated bonds have a call provision at the option of the issuer. The level of interest rates at quarter end determines if the bonds are projected to be called which shortens the projected life of the bonds significantly. If rates are at a level that a call is not projected, the bonds are assumed to reach maturity which significantly lengthens the projected life.

Investment Securities

Investments in debt securities decreased by $4,551,270, or 2.5%, to $177,697,025 at September 30, 2024 from $184,248,295 at December 31, 2023. At both September 30, 2024 and December 31, 2023, the Company had classified 89% of the investment portfolio as available for sale. The balance of the portfolio was classified as held to maturity.

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

Premises and Equipment

Premises and equipment increased by $857,719 to $7,441,171 at September 30, 2024 from $6,583,452 at December 31, 2023 due primarily to the renovations made to the Upperco, Maryland location after significant storm damage in 2022 and the leasehold improvements made to the new Towson, Maryland location.

Other Real Estate Owned

Other real estate owned (“OREO”) at both September 30, 2024 and December 31, 2023 included one property. The property is an apartment building in Baltimore, Maryland that was acquired in the Merger. The property is being marketed for sale.

	September 30,	December 31,
	2024	2023

Other Real Estate Owned	$1,226,245	$1,242,365

Other assets

Other assets increased by $1,070,270 to $7,009,579 at September 30, 2024 from $5,939,309 at December 31, 2023 due primarily capitalized conversion costs in connection with the core system conversion occurring in 2024 and the increase in right of use assets due to the lease of the new Towson, Maryland location.

Deposits

Total deposits decreased by $7,218,129, or 1.1%, to $673,744,722 at September 30, 2024 from $680,962,851 at December 31, 2023. The decrease in deposits was due primarily to a $20,280,610 decrease in interest-bearing checking accounts, a $6,037,013 decrease in money market accounts, a $10,497,961 decrease in savings accounts and a $6,842,403 decrease in noninterest-bearing checking accounts, offset by a $36,439,858 increase in certificates of deposit. Generally, the decreases are due to the competition for deposits among all financial institutions due to higher interest rates.

The following table shows the average balances and average costs of deposits for the nine-month periods ended September 30, 2024 and 2023:

	September 30, 2024		September 30, 2023
	Average		Average
	Balance	Cost	Balance	Cost

Noninterest bearing demand deposits	$111,087,949	0.00%	$121,234,643	0.00%
Interest bearing demand deposits	125,272,567	0.76%	131,411,988	0.45%
Savings and money market deposits	150,371,933	0.69%	174,321,420	0.36%
Time deposits	271,372,046	4.30%	204,486,844	2.67%
	$658,104,495	2.08%	$631,454,895	1.06%

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

The Bank is approved to borrow 75% of eligible pledged single-family residential loans and 50% of eligible pledged commercial loans as well as investment securities, or approximately $71.0 million under a secured line of credit with the FHLB. The Bank also has two facilities with the Reserve Bank. Under the first facility, which has been in place for over 10 years and is collateralized by loans, the Bank can borrow approximately $36.6 million. The second facility is the Bank Term Funding Program (“BTFP”) that the Reserve Bank created in 2023. The BTFP facility allows securities to be pledged at par, provides fixed rates for up to one-year terms, and allows prepayments in whole or in part at any time. Effective, March 11, 2024, no new advances are available under the BTFP facility. Finally, the Bank has $23,500,000 ($14,500,000 unsecured and $9,000,000 secured) of overnight federal funds lines of credit available from commercial banks.

FHLB advances of $5,000,000 were outstanding as of both September 30, 2024 and December 31, 2023. BTFP advances of $54,000,000 and $33,000,000 were outstanding as of September 30, 2024 and December 31, 2023, respectively. The Company borrowed $17,000,000 to facilitate the Merger in 2020 as more fully described below. There were no borrowings from the Reserve Bank other than the BTFP advances noted above or our commercial bank lenders at September 30, 2024 or December 31, 2023. Management believes that we have adequate liquidity sources to meet all anticipated liquidity needs over the next 12 months. Management knows of no trend or event which is likely to have a material impact on our ability to maintain liquidity at satisfactory levels. Uninsured deposits were approximately $138,773,000, or 21% of total deposits, at September 30, 2024.

Borrowings and Other Contractual Obligations

The Company’s contractual obligations consist primarily of borrowings and operating leases for various facilities.

On September 30, 2020, the Company borrowed $17,000,000 from First Horizon Bank (“FHN”) for the purpose of funding a portion of the consideration that was payable to the stockholders of Carroll in the Merger. Net of issuance costs, the amount of the net long-term debt was $11,799,931 and $13,212,378 as of September 30, 2024 and December 31, 2023, respectively. The loan matures on September 30, 2025. The interest rate on the loan is fixed at 4.10%. Quarterly interest-only payments were made through October 1, 2021. During the remaining term of the loan, the Company is required to make quarterly interest and principal payments of approximately $600,000, based on a nine-year straight-line amortization schedule. The remaining balance of approximately $9,916,667 will be due at maturity. To secure its obligations under this loan, the Company pledged all of its shares of common stock of the Bank to FHN.

Securities sold under agreements to repurchase represent overnight borrowings from customers. Securities owned by the Company which are used as collateral for these borrowings are primarily U.S. government agency securities.

Specific information about the Company’s borrowings and contractual obligations is set forth in the following table:

		September 30,	December 31,
		2024	2023
Amount oustanding at period-end:
Securities sold under repurchase agreements		$2,885,496	$6,760,493
Federal Home Loan Bank advances mature in:	2025	5,000,000	5,000,000
Federal Reserve Bank advances mature in:	2024	-	33,000,000
	2025	54,000,000	-
Long-term debt (net of issuance costs)		11,799,931	13,212,378
Weighted average rate paid at period-end:
Securites sold under repurchase agreements		1.25%	1.25%
Federal Home Loan Bank advances		1.00%	1.00%
Federal Reserve Bank advances		4.76%	4.83%
Long-term debt		4.10%	4.10%

The advances from the Reserve Bank and the FHLB and the long-term debt outstanding at September 30, 2024 will require the following principal payments:

Year ending December 31, 2024	$472,222
Year ending December 31, 2025	70,333,334

Off-Balance Sheet Arrangements

In the normal course of business, the Bank makes commitments to extend credit and issues standby letters of credit. Outstanding loan commitments, unused lines of credit, and letters of credit as of September 30, 2024 and December 31, 2023 are as follows:

	September 30,	December 31,
	2024	2023

Loan commitments
Construction and land development	$1,531,850	$8,575,337
Commercial	1,425,000	17,877,375
Commercial real estate	21,262,500	7,277,500
Residential	2,805,000	2,195,000
	$27,024,350	$35,925,212

Unused lines of credit
Home-equity lines	$13,243,281	$11,395,790
Commercial lines	51,315,968	46,610,690
	$64,559,249	$58,006,480

Letters of credit	$1,987,109	$1,339,391

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

RESULTS OF OPERATIONS

Comparison of Operating Results for the Nine Months Ended September 30, 2024 and 2023

General

Net income for the nine months ended September 30, 2024 was $3,421,623 compared to $5,003,107 for the same period of 2023. The decrease of $1,581,484, or 31.6%, was due to a $722,419 decrease in net interest income, a $1,117,921 increase in noninterest expense and a $570,000 decrease in the recovery of credit losses, offset by a $160,505 increase in noninterest income and a $668,351 decrease in income taxes.

Net Interest Income

Net interest income was $15,392,468 for the nine months ended September 30, 2024 compared to $16,114,887 for the same period of 2023. The net yield on interest earning assets decreased to 2.67% for the nine months ended September 30, 2024 from 3.04% for the same period of 2023. Higher interest expense on deposits and borrowings was the driving factor in the lower net interest income. The Federal Reserve rate increases of 4.75% since March 2022 caused the cost of deposits and borrowings to increase significantly.

Total interest income for the nine months ended September 30, 2024 was $28,092,282 compared to $22,438,448 for the same period of 2023, an increase of $5,653,834, or 25.2%.

Total interest income on loans for the nine months ended September 30, 2024 increased by $2,997,928 when compared to the same period of 2023 due to a $18.5 million higher average loan balance for the nine months ended September 30, 2024 when compared to the same period of 2023 and a higher loan yield of 5.36% for the nine months ended September 30, 2024 versus 4.79% for the same period of 2023. Investment income for the nine months ended September 30, 2024 increased by $2,095,197, or 67.2%, when compared to the same period of 2023 due to an increase in the fully-taxable equivalent yield to 3.47% for the nine months ended September 30, 2024 compared to 2.490% for the same period of 2023, and a $31.4 million higher average investment balance. The fully-taxable equivalent yield on total interest-earning assets increased 64 basis points to 4.86% for the nine months ended September 30, 2024 from 4.22% for the same period of 2023. The average balance of total interest-earning assets increased by $62.7 million to $775.9 million for the nine months ended September 30, 2024 compared to $713.2 million for the same period of 2023.

Total interest expense for the nine months ended September 30, 2024 was $12,699,814 compared to $6,323,561 for the same period of 2023, an increase of $6,376,253, or 100.8%. The increase was due to a $69.9 million increase in the average balance of interest-bearing liabilities to $624.5 million for the nine months ended September 30, 2024 compared to $554.6 million for the same period of 2023, and a higher overall cost of funds on interest bearing deposits and borrowings of 2.71% for the nine months ended September 30, 2024 compared to 1.52% for the same period of 2023. Cost of funds for time deposits increased to 4.30% for the nine months ended September 30, 2024 from 2.67% for the same period of 2023. Costs of funds attributable to long-term debt and FHLB, Reserve Bank and other borrowings increased to 4.44% for the nine months ended September 30, 2024 from 4.29% for the same period of 2023.

Average noninterest-earning assets increased by $3.3 million to $21.5 million for the nine months ended September 30, 2024 compared to $18.2 million in the same period of 2023. Average noninterest-bearing deposits decreased by $10.1 million to $111.1 million during the nine months ended September 30, 2024 compared to $121.2 million in the same period of 2023. The average balance in stockholders’ equity increased by $3.9 million for the nine months ended September 30, 2024 when compared with the same period of 2023.

The following table sets forth information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities for the nine-month periods ended September 30, 2024 and 2023. Average balances are also provided for noninterest-earning assets and noninterest-bearing liabilities.

	Nine Months Ended			Nine Months Ended
	September 30, 2024			September 30, 2023
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
Assets:
Loans	$547,645,864	$22,021,236	5.36%	$529,127,695	$19,023,308	4.79%
Securities, taxable (1)	186,276,558	4,798,093	3.43%	154,673,211	2,701,904	2.33%
Securities, tax exempt (1)	18,076,313	515,755	3.80%	18,278,667	528,212	3.85%
Deposits at other financial institutions and other interest-earning assets (1)	23,887,129	920,261	5.14%	11,145,233	319,303	3.82%
Total interest-earning assets	775,885,864	28,255,345	4.86%	713,224,806	22,572,727	4.22%
Noninterest-earning assets	21,481,494			18,221,115
Total assets	$797,367,358			$731,445,921

Liabilities and Stockholders’ Equity:
NOW, savings, and money market	$275,644,500	1,489,560	0.72%	$305,733,408	916,917	0.40%
Certificates of deposit	271,372,046	8,754,092	4.30%	204,486,844	4,093,707	2.67%
Securities sold under repurchase agreements	5,206,994	49,113	1.26%	4,307,417	23,949	0.74%
FHLB advances	6,682,482	109,230	2.18%	16,018,315	452,272	3.76%
FRB advances and other borrowings	53,233,577	1,910,411	4.78%	9,622,710	391,763	5.43%
Long-term debt	12,364,488	387,408	4.18%	14,440,578	444,953	4.11%
Total interest-bearing liabilities	624,504,087	12,699,814	2.71%	554,609,272	6,323,561	1.52%

Noninterest-bearing deposits	111,087,949			121,234,643
Noninterest-bearing liabilities	8,298,771			6,008,674
Total liabilities	743,890,807			681,852,589
Stockholders' equity	53,476,551			49,593,332
Total liabilities and stockholders' equity	$797,367,358			$731,445,921

Net interest income		$15,555,531			16,249,166

Interest rate spread			2.14%			2.70%

Net yield on interest-earning assets			2.67%			3.04%

Ratio of average interest-earning assets to Average interest-bearing liabilities			124.24%			128.60%

(1) - Interest on tax-exempt securities and other tax-exempt investments are reported on a fully taxable equivalent basis.  The federal, state and combined tax rates used were 21.00%, 8.25% and 27.5175% respectively.

Provision for Credit Losses

For the nine months ended September 30, 2024, a provision for credit losses on loans of $43,414 and a provision for held to maturity securities of $1,267, offset by a recovery for unfunded loan commitments of $44,681, resulted in a net provision of $0. For the nine months ended September 30, 2023, a recovery for credit losses on loans of $594,116 and a recovery for unfunded loan commitments of $15,939, offset by a provision for held to maturity securities of $40,055, resulted in a net recovery of $570,000. The recovery of credit losses on loans was due primarily to a recovery of $381,000 from loans charged off over 10 years ago which also resulted in lower historical losses and a significant decrease in the required reserve for loans.

Noninterest Income

Noninterest income for the nine months ended September 30, 2024 was $1,329,395 compared to $1,168,890 for the same period of 2023, an increase of $160,505, or 13.7%. The increase was due primarily to an increase of $142,794 on insurance proceeds from the storm damage to the Bank’s Upperco, Maryland location.

Noninterest Expense

Noninterest expense for the nine months ended September 30, 2024 totaled $12,306,951 compared to $11,189,030 for the same period of 2023, an increase of $1,117,921, or 10.0%. The increase was due primarily to an increase in salaries and benefits of $317,909 as a result of hiring several new employees, primarily in the commercial loan production department and normal annual salary increases, an increase in other expenses of $488,857, and an increase in occupancy and furniture and equipment costs of $311,155. The increase in other expenses was due primarily to increases in costs related to the upcoming core conversion, ATM related expenses, legal fees incurred for stockholder matters, and Federal Deposit Insurance Corporation assessments. The increase in occupancy and furniture and equipment was due primarily to the renovations and new equipment for the Upperco, Maryland location which was placed in service at the end of the first quarter and the new Towson, Maryland location that was placed in service during the second quarter.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2024 was $993,289 compared to $1,661,640 for the same period of 2023. The effective tax rate was 22.5% for the nine months ended September 30, 2024 compared to 24.9% for the same period of 2023. The decrease in the effective tax rate was due to a higher percentage of tax exempt revenue in 2024 versus 2023.

Comparison of Operating Results for the Three Months Ended September 30, 2024 and 2023

General

Net income for the three months ended September 30, 2024 was $1,123,127 compared to $1,432,139 for the same period of 2023. The decrease of $309,012, or 21.6%, was due to a $102,144 decrease in net interest income, a $325,275 increase in noninterest expense, a $75,000 decrease in the recovery of credit losses, offset by a $67,794 increase in noninterest income and a $125,613 decrease in income taxes.

Net Interest Income

Net interest income was $5,084.845 for the three months ended September 30, 2024 compared to $5,186,989 for the same period of 2023. The net yield on interest earning assets decreased to 2.62% for the three months ended September 30, 2024 from 2.88% for the same period of 2023. Higher interest expense on deposits and borrowings was the driving factor in the lower net interest income. The Federal Reserve rate increases of 4.75% since March 2022 caused the cost of deposits and borrowings to increase significantly.

Total interest income for the three months ended September 30, 2024 was $9,846,452 compared to $8,001,697 for the same period of 2023, an increase of $1,844,755, or 23.1%.

Total interest income on loans for the three months ended September 30, 2024 increased by $1,292,470 when compared to the same period of 2023 due to a $36.3 million higher average loan balance for the three months ended September 30, 2024 when compared to the same period of 2023 and a higher loan yield of 5.58% for the three months ended September 30, 2024 versus 4.98% for the same period of 2023. Investment income for the three months ended September 30, 2024 increased by $534,769, or 43.5%, when compared to the same period of 2023 due to an increase in the fully-taxable equivalent yield to 3.60% for the three months ended September 30, 2024 compared to 2.78% for the same period of 2023, and a $17.9 million higher average investment balance. The fully-taxable equivalent yield on total interest-earning assets increased 63 basis points to 5.05% for the three months ended September 30, 2024 from 4.42% for the same period of 2023. The average balance of total interest-earning assets increased by $55.0 million to $782.9 million for the three months ended September 30, 2024 compared to $727.9 million for the same period of 2023.

Total interest expense for the three months ended September 30, 2024 was $4,761,607 compared to $2,814,708 for the same period of 2023, an increase of $1,946,899, or 69.2%. The increase was due to a $63.9 million increase in the average balance of interest-bearing liabilities to $635.5 million for the three months ended September 30, 2024 compared to $571.7 million for the same period of 2023, and a higher overall cost of funds on interest bearing deposits and borrowings of 3.00% for the three months ended September 30, 2024 compared to 1.97% for the same period of 2023. Cost of funds for time deposits increased to 4.54% for the three months ended September 30, 2024 from 3.28% for the same period of 2023. Cost of funds attributable to long-term debt and FHLB, Reserve Bank and other borrowings increased to 4.49% for the three months ended September 30, 2024 from 4.67% for the same period of 2023.

Average noninterest-earning assets increased by $6.7 million to $24.6 million for the three months ended September 30, 2024 compared to $17.8 million in the same period of 2023. Average noninterest-bearing deposits decreased by $11.3 million to $106.7 million during the three months ended September 30, 2024 compared to $118.0 million in the same period of 2023. The average balance in stockholders’ equity increased by $6.2 million for the three months ended September 30, 2024 when compared with the same period of 2023.

The following table sets forth information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities for the three-month periods ended September 30, 2024 and 2023. Average balances are also provided for noninterest-earning assets and noninterest-bearing liabilities.

	Three Months Ended			Three Months Ended
	September 30, 2024			September 30, 2023
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
Assets:
Loans	$566,893,271	$7,901,509	5.58%	$530,623,169	$6,609,039	4.98%
Securities, taxable (1)	181,816,130	1,624,305	3.57%	163,646,118	1,093,546	2.67%
Securities, tax exempt (1)	18,099,155	174,307	3.85%	18,355,423	172,714	3.76%
Deposits at other financial institutions and other interest-earning assets (1)	16,129,366	192,966	4.79%	15,323,743	174,347	4.55%
Total interest-earning assets	782,937,922	9,893,087	5.05%	727,948,453	8,049,646	4.42%
Noninterest-earning assets	24,555,446			17,813,892
Total assets	$807,493,368			$745,762,345

Liabilities and Stockholders’ Equity:
NOW, savings, and money market	$260,436,854	546,508	0.84%	$294,227,739	389,251	0.53%
Certificates of deposit	296,462,745	3,364,332	4.54%	225,433,241	1,850,557	3.28%
Securities sold under repurchase agreements	4,072,671	13,069	1.28%	3,841,994	12,110	1.26%
FHLB advances	8,652,196	64,713	2.99%	6,847,826	39,289	2.29%
FRB advances and other borrowings	54,000,000	647,882	4.80%	27,532,609	378,500	5.50%
Long-term debt	11,917,283	125,103	4.20%	13,800,547	145,001	4.20%
Total interest-bearing liabilities	635,541,749	4,761,607	3.00%	571,683,956	2,814,708	1.97%

Noninterest-bearing deposits	106,694,426			117,985,523
Noninterest-bearing liabilities	9,438,398			6,466,054
Total liabilities	751,674,573			696,135,533
Stockholders' equity	55,818,795			49,626,812
Total liabilities and stockholders' equity	$807,493,368			$745,762,345

Net interest income		$5,131,480			5,234,938

Interest rate spread			2.06%			2.45%

Net yield on interest-earning assets			2.62%			2.88%

Ratio of average interest-earning assets to Average interest-bearing liabilities			123.19%			127.33%

(1) - Interest on tax-exempt securities and other tax-exempt investments are reported on a fully taxable equivalent basis.  The federal, state and combined tax rates used were 21.00%, 8.25% and 27.5175% respectively.

Provision for Credit Losses

For the three months ended September 30, 2024, a provision for credit losses on loans of $102,784, offset by a recovery for held to maturity securities of $89,737 and a recovery for unfunded loan commitments of $13,047, resulted in a net provision of $0. For the three months ended September 30, 2023, a recovery for credit losses on loans of $136,434, offset by a provision for held to maturity securities of $41,600 and a provision for unfunded loan commitments of $19,834, resulted in a net recovery of $75,000.

Noninterest Income

Noninterest income for the three months ended September 30, 2024 was $451,020 compared to $383,226 for the same period of 2023, an increase of $67.794, or 17.7%. The increase was due primarily to a $33,577 increase in the unrealized gain on equity securities.

Noninterest Expense

Noninterest expense for the three months ended September 30, 2024 totaled $4,071,223 compared to $3,745,948 for the same period of 2023, an increase of $325,275, or 8.9%. The increase was due primarily to an increase in employee benefits of $200,844 as a result of higher supplemental executive retirement plan costs, and an increase in occupancy and furniture and equipment costs of $125,747. The increase in occupancy and furniture and equipment was due primarily to the renovations and new equipment for the Upperco location which was placed in service at the end of the first quarter and the new Towson location that was placed in service during the second quarter.

Income Tax Expense

Income tax expense for the three months ended September 30, 2024 was $341,515 compared to $467.128 for the same period of 2023. The effective tax rate was 23.3% for the three months ended September 30, 2024 compared to 24.6% for the same period of 2023. The decrease in the effective tax rate is due to a higher percentage of tax exempt revenue in 2024 versus 2023.

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

An evaluation of the effectiveness of these disclosure controls as of September 30, 2024 was carried out under the supervision and with the participation of management, including the PEO and the PFO. Based on that evaluation, management, including the PEO and the PFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the quarter ended September 30, 2024, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 1A.   Risk Factors

The risks and uncertainties to which our financial condition and operations are subject are discussed in detail in Item 1A of Part I of the Form 10-K. Management does not believe that any material changes in our risk factors have occurred since they were last disclosed except as follows:

The Company is subject to risks from a proxy contest and/or the actions of activist stockholders.

In a document filed with the SEC by Barry and Carol Renbaum on July 8, 2024, the Renbaums stated that they intend to nominate up to three candidates for election to the Company’s Board of Directors at the 2025 annual meeting of stockholders. A proxy contest or related activities on the part of the Renbaums or other activist stockholders could adversely affect our business for a number of reasons, including, without limitation, the following:

●	Responding to proxy contests and other actions by activist stockholders can be costly and time-consuming, disrupting our operations and diverting the attention of management and our employees;

●

Perceived uncertainties as to our future direction may result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel, business partners, customers and others important to our success, any of which could negatively affect our business and our results of operations and financial condition; and

●

Our ability to effectively and timely implement our strategic plans and/or to realize long-term value from our assets could be adversely affected if nominees advanced by activist stockholders are elected or appointed to our Board of Directors with a specific agenda, and that could in turn have an adverse effect on our business and on our results of operations and financial condition.

Proxy contests may cause our stock price to experience periods of volatility. Further, if a proxy contest results in a change in control of our Board of Directors, then such an event could subject us to risks relating to certain third parties' rights under our existing contractual obligations, which could adversely affect our business.

Item 2.   Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3.   Defaults upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not Applicable.

Item 5.   Other Information

None of the directors or officers of the Company notified the Company that, during the quarter ended September 30, 2024, they adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of securities of the registrant intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Exchange Act or (ii) any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of the SEC’s Regulation S-K.

Item 6.   Exhibits

The exhibits filed or furnished with this quarterly report are listed in the following Exhibit Index:

Exhibit	Description

10.1

Rights Agreement, dated as of July 30, 2024, by and between Farmers and Merchants Bancshares, Inc. and Equiniti Trust Company, LLC, as Rights Agent (incorporated by reference to Farmers and Merchants Bancshares, Inc.’s Current Report on Form 8-K filed on July 30, 2024)

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

104

The cover page of Farmers and Merchants Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted in Inline XBRL, included within the Exhibit 101 attachments (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS AND MERCHANTS BANCSHARES, INC.

Date: November 14, 2024	/s/ Gary A. Harris
Gary A. Harris
Chief Executive Officer
(Principal Executive Officer)

Date November 14, 2024	/s/ Mark C. Krebs
Mark C. Krebs
Treasurer and Chief Financial Officer
(Principal Financial Officer & Principal Accounting Officer)