Form 10-K
period 2024-12-31
Farmers & Merchants Bancshares, Inc.
filed 2025-03-13
CIK 1698022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

Commission file number 000-55756

Farmers and Merchants Bancshares, Inc.

(Exact name of registrant as specified in its charter)

Maryland	81-3605835
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4510 Lower Beckleysville Road, Suite H, Hampstead, Maryland	21074
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 410-374-1510

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, par value $.01 per share	Common Stock Purchase Rights
Title of Class	Title of Class

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $39,132,287.

The number of shares of the registrant’s common stock outstanding as of February 28, 2025: 3,175,347

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

●

the effects of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board, (“FASB”), the Securities and Exchange Commission (the “SEC”), the Public Company Accounting Oversight Board and other regulatory agencies;

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

General

Farmers and Merchants Bancshares, Inc. is a Maryland corporation chartered on August 8, 2016 that is registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). At the time it registered as a bank holding company, the Company also elected to become a financial holding company, which allows it to engage in certain activities, and own shares or control of certain entities, that are in addition to those permissible for an entity that is a bank holding company only. Effective November 1, 2016, the Company consummated a bank holding company reorganization involving Famers and Merchants Bank (the “Bank”) pursuant to which the Bank became a wholly-owned subsidiary of the Company and all of the Bank’s stockholders became stockholders of the Company.

Effective on October 1, 2020, the Company consummated its acquisition of Carroll Bancorp, Inc. (“Carroll”) and its wholly-owned subsidiary, Carroll Community Bank through a series of mergers (collectively, the “Merger”). Each share of common stock of Carroll (“Carroll Common Stock”) that was outstanding immediately prior to the effective time of the Merger (the “Effective Time”) was converted into the right to receive cash in the amount $21.63 (the “Per Share Consideration”). Immediately prior to the Effective Time, there were 1,146,913 outstanding shares of Carroll Common Stock, all of which were converted into the Per Share Consideration. The Company funded the payment of the merger consideration with $7.8 million in cash and the proceeds of a $17.0 million term loan obtained from a third-party.

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

At December 31, 2024, our consolidated assets totaled approximately $844.6 million and stockholders’ equity was approximately $56.3 million.

Banking Activities

The Bank has been doing business in Maryland since 1919 and is engaged in both the commercial and consumer banking business. At December 31, 2024, the Bank had approximately 19,400 deposit accounts, representing $758.8 million in deposits and $582.9 million in loans, representing 69% of its total assets of $844.6 million.

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

The Bank’s main office is located in Upperco, Maryland, and it has six additional full service branches located in the Maryland communities of Hampstead, Greenmount, Reisterstown, Owings Mills, Eldersburg, and Westminster. In addition, the Bank has a satellite branch located at the senior living community of Carroll Lutheran Village in Westminster, Maryland and a loan production office in Towson, Maryland.

As a convenience to its customers, the Bank offers drive through automated teller machines (“ATMs”) at the Upperco, Owings Mills, Hampstead, Reisterstown, and Westminster locations and walk-up ATMs at the Greenmount and Eldersburg offices. The Greenmount In-Store location is open seven days a week while the other six full service offices offer convenient banking hours which include Saturday mornings. The satellite branch is opened five days a week with limited business hours. Drive-thru windows are available at the Upperco, Owings Mills, Hampstead, Reisterstown, Eldersburg, and Westminster branches. The Bank offers 24-hour on-line, internet banking for account balance inquiries, bill paying, or transferring funds between accounts. The Bank provides mobile banking functionality to its internet services. In addition, the 24-hour Dial-A-Bank automated telephone service is available. Debit cards are another service the Bank provides to its customers. The Bank joined Allpoint, America’s largest surcharge-free ATM network, to enable Bank customers to have access to over 55,000 ATMs, surcharge-free.

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

The Bank also is engaged in financing commerce and industry by providing credit and deposit services for small to medium size businesses and the agricultural community in the Bank’s market area. The Bank offers many forms of commercial lending, including commercial mortgages, land acquisition and development loans, lines of credit, accounts receivable financing, term loans for fixed asset purchases, as well as loans guaranteed by the Small Business Administration (the “SBA”) and the United States Department of Agriculture.

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

Investment Activities

The Bank maintains a portfolio of investment securities to provide liquidity and income. The current portfolio of $146.2 million represented approximately 17% of the total assets at December 31, 2024 and is invested primarily in mortgage-backed securities and municipal bonds.

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

Insurance Activities

As noted above, the Insurance Subsidiary is one protected cell of a protected cell captive insurance company. From its formation through November 7, 2022, the Insurance Subsidiary reinsured certain risks of the Bank as well as other groups of related entities that were not affiliated with the Bank for which it received premiums. The related insurance policies were issued each year. Under the reinsurance arrangement, the premium earned by the Insurance Subsidiary for a particular year could be retained as earnings (subject to any regulatory capital and surplus requirements imposed by applicable law) once the claim deadline for that year’s policy had passed. As the sole owner of the Insurance Subsidiary, the Company may terminate the Insurance Subsidiary’s participation in this reinsurance arrangement with respect to a future year at any time. The Company chose to not renew the most recent policy when it expired on November 6, 2022. As of December 31, 2024, the Insurance Subsidiary’s only activity was paying claims for events that occurred prior to November 7, 2022.

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

Regulatory Reforms

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was enacted in July 2010, significantly restructured the financial regulatory regime in the United States. The Dodd-Frank Act established the Consumer Financial Protection Bureau (the “CFPB”), and contains a wide variety of provisions affecting the regulation of depository institutions, including fair lending, fair debt collection practices, mortgage loan origination and servicing obligations, bankruptcy, military service member protections, use of credit reports, privacy matters, and disclosure of credit terms and correction of billing errors.  In addition, the Dodd-Frank Act permits states to adopt stricter consumer protection laws and each state attorney general may enforce consumer protection rules issued by the CFPB.  Since the enactment of the Dodd-Frank Act, the CFPB, and to some extent, some state attorney generals, have used provisions of the Dodd-Frank Act to bring enforcement actions seeking to curb “unfair, deceptive or abusive acts or practices” in the financial services sector.  Enforcement and regulatory priorities could change as a result of a change in leadership at the CFPB and/or continued enforcement and regulatory actions at the state level, resulting in increased regulatory compliance burdens and costs and restrictions on the financial products and services that we offer to our customers in the future.

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

As of December 31, 2024, we were in compliance with the applicable requirements of the Basel III rules.

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

As of December 31, 2024, the Bank was “well capitalized” based on the aforementioned ratios.

Liquidity Requirements

We require cash to fund loans, satisfy our obligations under the Bank’s letters of credit, meet the deposit withdrawal demands of the Bank’s customers, and satisfy our other monetary obligations. To the extent that deposits are not adequate to fund these requirements, we can rely on the funding sources identified in Item 2 of this Annual Report under the heading, “Liquidity Management”. As of December 31, 2024, the Bank had $23.5 million available through unsecured and secured lines of credit with correspondent banks, $32.5 million available through a secured line of credit with the Fed Discount Window and approximately $70.4 million available through the Federal Home Loan Bank (“FHLB”). Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our ability to meet our future liquidity requirements.

Deposit Insurance

The Bank is a member of the FDIC and pays an insurance premium to the FDIC based upon its assessable deposits on a quarterly basis. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. Deposits are insured by the FDIC through the Deposit Insurance Fund (the “DIF”) and such insurance is backed by the full faith and credit of the United States Government. Under the Dodd-Frank Act, a permanent increase in deposit insurance to $250.0 thousand was authorized. The coverage limit is per depositor, per insured depository institution for each account ownership category.

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

The Dodd-Frank Act also set a new minimum DIF reserve ratio at 1.35% of estimated insured deposits and required the FDIC to redefine the deposit insurance assessment base for an insured depository institution. As redefined pursuant to the Dodd-Frank Act, an institution’s assessment base is now an amount equal to the institution’s average consolidated total assets during the assessment period minus average tangible equity. Institutions with less than $1.0 billion in assets at the end of a fiscal quarter, like the Bank, are permitted to report their average consolidated total assets on a weekly basis (rather than on a daily basis) and to report their average tangible equity on an end-of-quarter balance (rather than on an end-of-month balance).

The Bank expensed $391.2 thousand and $339.0 thousand in FDIC insurance premiums, including FICO assessments, in 2024 and 2023, respectively. The increase from 2023 to 2024 was due primarily to the increase in the FDIC’s minimum assessment and an increase in the Bank’s regulatory liquidity ratio.

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

Employees

As of December 31, 2024, we employed 100 individuals, of whom 94 were full-time employees.

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

If we were to pursue or consummate an acquisition, then our failure to execute on our acquisition strategy could adversely affect our business, results of operations, financial condition and future prospects risks of unknown or contingent liabilities.

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

The federal banking regulators believe that institutions with particularly high concentrations of commercial real estate (“CRE”) loans in their lending portfolios face a heightened risk of financial difficulties in the event of adverse changes in the economy and CRE markets. Accordingly, through published guidance, these regulators have directed institutions whose concentrations exceed certain percentages of capital to implement heightened risk management practices appropriate to their concentration risk. The guidance provides that banking regulators may require such institutions to reduce their concentrations and/or maintain higher capital ratios than institutions with lower concentrations in CRE. At December 31, 2024, our CRE concentrations were above the heightened risk management thresholds set forth in this guidance. No assurance can be given that the Company’s enhanced risk management practices and monitoring controls will be effective.

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

As of December 31, 2024, investment securities in our investment portfolio having a cost basis of $149.0 million and a market value of $125.7 million were classified as available-for-sale pursuant to FASB Accounting Standards Codification (“ASC”) Topic 320, Investments – Debt and Equity Securities, relating to accounting for investments. Topic 320 requires that unrealized gains and losses in the estimated value of the available-for-sale portfolio be “marked to market” and reflected as a separate item in stockholders’ equity (net of tax) as accumulated other comprehensive gain or loss. There can be no assurance that future market performance of our investment portfolio will enable us to realize income from sales of securities. Stockholders’ equity will continue to reflect the unrealized gains and losses (net of tax) of these investments. Moreover, there can be no assurance that the market value of our investment portfolio will not decline, causing a corresponding decline in stockholders’ equity.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Assessing the need for, or the sufficiency of, a valuation allowance requires management to evaluate all available evidence, both negative and positive, including the recent trend of quarterly earnings. Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carryback and carry forward periods is available under the tax law, including the use of tax planning strategies. When negative evidence (e.g., cumulative losses in recent years, history of operating loss or tax credit carry forwards expiring unused) exists, more positive evidence than negative evidence will be necessary. At December 31, 2024, our net deferred tax assets were valued at $7.6 million.

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

In April 2018, we were notified by the IRS that our 2016 U.S. consolidated federal tax return was selected for audit. In April 2020, we were notified by the IRS that our 2017 and 2018 U.S. consolidated federal tax returns had also been selected for audit. As part of its audits, the IRS reviewed the deductions related to, and the income generated by, the Insurance Subsidiary. Following the completion of its audits, the IRS determined that it disagreed with our tax treatment of the Insurance Subsidiary in 2016, 2017 and 2018, and we have appealed such determination. Management cannot predict whether our appeal and defense of our tax positions will be successful. If our appeal is not successful, then we could be required to pay taxes, interest, and penalties totaling approximately $2.0 million as of December 31, 2024 for the tax years under audit and our taxable earnings and/or the effective tax rate on our future earnings could increase substantially, any of which could have a material adverse effect on our business, financial condition and results of operations. See Note 11 to the consolidated financial statements presented elsewhere in this report for further information about this risk.

In August 2023, the IRS notified us that our 2019 and 2020 U.S. consolidated federal tax returns had been selected for audit. In January 2023, the IRS notified us that our 2021 U.S. consolidated federal tax return had also been selected for audit. Management believes that the Insurance Subsidiary is the focus of these audits, but that might not be the case. Management cannot predict whether any of the tax positions taken in our 2019, 2020 or 2021 returns will be challenged by the IRS or, if challenged, whether we will be successful in defending those tax positions. If we are not successful in defending a challenge to our tax positions, then we could be required to amend the applicable tax return and pay additional taxes, interest, fines and/or penalties. More specifically, if the Insurance Subsidiary is the focus of these audits and we are not successful in defending a challenge to our tax positions related thereto, then we estimate that we could be required to pay additional taxes, interest, fines and/or penalties of approximately $1.6 million.

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

The Company could from time to time receive notices of a stockholder’s intention to submit proposals for approval and/or nominate candidates for election to the Company’s Board of Directors at an annual or special meeting of stockholders and, in connection therewith, solicit proxies from our stockholders.  In the event that the Company’s Board of Directors disagrees with such a proposal and/or believes that such candidates would not complement the rest of the Board, the Company might oppose such proposal and/or candidates in its proxy statement for that meeting.  A proxy contest or related activities on the part of the proposing stockholder could adversely affect our business for a number of reasons, including, without limitation, the following:

●	Responding to proxy contests and other actions by activist stockholders can be costly and time-consuming, disrupting our operations and diverting the attention of management and our employees;

●

Perceived uncertainties as to our future direction may result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel, business partners, customers and others important to our success, any of which could negatively affect our business and our results of operations and financial condition; and

●

Our ability to effectively and timely implement our strategic plans and/or to realize long-term value from our assets could be adversely affected if nominees advanced by activist stockholders are elected or appointed to the Company’s Board of Directors with a specific agenda, and that could in turn have an adverse effect on our business and on our results of operations and financial condition.

Proxy contests could cause our stock price to experience periods of volatility. Further, if a proxy contest results in a change in control of the Company’s Board of Directors, then such an event could subject us to risks relating to certain third parties’ rights under our existing contractual obligations, which could adversely affect our business.

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

The Company has adopted a stockholder rights agreement that could make it difficult for a person or group of persons to acquire more than 11% of our issued and outstanding stock.

On July 30, 2024, in an effort to protect the interests of the Company and its stockholders by, among other things, guarding against hostile takeover attempts, abusive tactics, and other tactics potentially disadvantageous to the interests of the Company and its stockholders, the Company’s Board of Directors adopted a stockholder rights agreement pursuant to which it issued to the record holders of common stock one right in respect of each share of common stock held by such holders as of the close of business on August 12, 2024 (the “Rights Agreement”).  In general terms, the Rights Agreement imposes significant dilution upon any person or group (other than the Company or certain related persons) that is or becomes the beneficial owner of 11% or more of the outstanding shares of common stock without the prior approval of the Board.  The Rights Agreement could make it difficult for a stockholder or group of stockholders acting together to acquire more than 11% of the outstanding shares of our common stock without causing significant dilution to that stockholder or group’s ownership interest in the Company.  A more complete summary of the Rights Agreement, which is filed as Exhibit 4.1 to this Annual Report, is set forth in the Company’s Current Report on Form 8-K that was filed with the SEC on July 30, 2024.

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

The Bank’s book value investment in land and buildings at December 31, 2024 totaled $6.1 million or 0.7% of total assets. Other than for banking purposes, the Bank does not invest in real estate. For future expansion purposes, the Bank owns two properties adjacent to its main office at 15216 and 15218 Hanover Pike, Upperco, Maryland 21155. The properties presently consist of two lots, each with a single family residence. One property is rented on a month-to-month lease. The other property has not been rented since 2011. The total rental income for both properties for 2024 was $4,600.

There are no encumbrances on any of these properties. Management believes that all of its properties are adequately insured. In 2024 and 2023, the properties owned by the Bank in Baltimore County, Maryland were subject to state and county real estate taxes at a combined rate of 1.21%, and the property owned by the Bank in Carroll County, Maryland was subject to state, county and municipal real estate taxes at combined rate of 1.69%. The Bank expensed $79.4 thousand and $82.6 thousand, respectively, in real estate taxes on these properties in 2024 and 2023.

The Bank operates under leases at the following properties:

		Current
Location	Square Feet	Annual Rent	Lease Expiration

Greenmount In-Store Branch	709	$62,205	1/31/2028
2205 Hanover Pike
Hampstead, MD 21074

Hampstead Branch	22,000	$60,564	9/30/29, with option to renew for four consecutive five-year terms
735 Hanover Pike
Hampstead, MD 21074
(Land lease)

Corporate Offices	4,171	$50,360	6/17/25, with the option to renew for three consecutive five-year terms
4510 Lower Beckleysville Road
Suite H
Hampstead, MD 21074

Carroll Lutheran Village Branch	1,024	$25,303	5/15/28, with option to renew for one five-year term
300 St, Luke Circle
Westminster. MD 21158

Towson Office	3,291	$75,693	2/1/29, with option to renew for two five-year terms
22 West Pennsylvania Avenue
1st Floor
Towson, MD 21204

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

Market Price Analysis and Dividends

As of February 28, 2025, the shares of the Company’s common stock were held by approximately 469 stockholders of record. Although many trades occur through privately-negotiated transactions, the shares of the Company’s common stock are traded in the over-the-counter market by certain broker-dealers and price quotations are available through the OTC Markets Group’s OTC Pink Market (the “Pink Market”) under the symbol “FMFG”. Price quotations reported through the Pink Market reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

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

The Company’s ability to pay dividends will be largely dependent on its receipt of dividends from the Bank. Like the Company, the Bank’s ability to declare and pay dividends is subject to limitations imposed by federal and Maryland banking and Maryland corporation laws.

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

Sales of Unregistered Securities

During the year ended December 31, 2024, Farmers and Merchants Bancshares, Inc. did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

Neither the Company nor any “affiliated purchaser” of the Company purchased any shares of the Company’s common stock during the quarter ended December 31, 2024.

ITEM 6.	[RESERVED]

Farmers and Merchant’s Bancshares, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto for the years ended December 31, 2024 and 2023, which are presented elsewhere in this annual report.

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

The Merger was effected on October 1, 2020 and involved the acquisition of Carroll by Farmers and Merchants Bancshares, Inc., with Farmers and Merchants Bancshares, Inc. as the surviving corporation, and the acquisition of Carroll Community Bank by the Bank, with the Bank as the surviving bank subsidiary. The Merger was intended to constitute a tax-free reorganization for federal income tax purposes.

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

Farmers and Merchant’s Bancshares, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Total assets were $844.6 million at December 31, 2024, an increase of $44.7 million, or 5.6%, over the $799.9 million recorded at December 31, 2023. The increase was due primarily to a $59.7 million increase in loans and a $20.0 million increase cash and cash equivalents, offset by a decrease of $38.0 million in investments.

Total liabilities were $788.4 million at December 31, 2024, an increase of $40.6 million, or 5.4%, over the $747.8 million recorded at December 31, 2023. The increase was due primarily to an increase of $77.8 million in deposits, offset by a decrease of $33.0 million in Federal Reserve Bank (“FRB”) advances, a decrease of $1.2 million in repurchase agreements, a $1.9 million decrease in long term debt, and a decrease of $1.1 million in accrued interest payable and other liabilities.

Stockholders’ equity was $56.3 million at December 31, 2024 compared to $52.2 at December 31, 2023, an increase of $4.1 million or 7.8%. The increase was due primarily to net income for 2024 of $4.3 million and a decrease in after-tax unrealized loss on available for sale securities of $1.2 million, offset by dividends paid, net of reinvestments, of $1.4 million.

Loans

Major categories of loans at December 31, 2024 and 2023 are as follows:

(Dollars in Thousands)	2024	2023

Real estate:
Commercial	$398,126	$361,942
Construction/Land development	27,357	20,446
Residential	111,898	112,790
Commercial	50,405	32,823
Consumer	176	165
	587,962	528,166
Less: Allowance for credit losses	4,260	4,285
Deferred origination fees net of costs	709	573
	$582,993	$523,308
ACL to loans	0.72%	0.81%
Non accrual to loans	0.41%	0.12%
ACL to non accrual	1054.46%	654.20%

The Company had no foreign loans for any of the years presented.

Loans increased by $59.7 million, or 11.4%, to $583.0 million at December 31, 2024 from $523.3 million at December 31, 2023. The increase was due primarily to an increase of $36.2 million in commercial real estate loans and an increase of $17.6 million in commercial loans. Additionally, construction/land development loans increased by $1.7 million and residential loans increased by $4.4 million. The growth was due to addition of new lending staff during the year and stabilizing interest rates. Total loan production increased by $68.5 million in 2024 when compared to 2023 and loan payoffs increased by $19.7 million as stabilizing rising rates allowed for more borrowers to refinance. The allowance for credit losses remained flat at $4.3 million at both December 31, 2024 and December 31, 2023.

Farmers and Merchant’s Bancshares, Inc.

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

The maturities and interest rate sensitivity of the loan portfolio at December 31, 2024 were as follows:

		Maturing after	Maturing after
	Maturing within	one but within	five but within	Maturing after
(Dollars in thousands)	one year	five years	fifteen years	fifteen years	Total

Real Estate:
Commercial	$43,930	$236,537	$68,149	$49,510	$398,126
Construction/Land Development	4,988	19,324	1,626	1,419	27,357
Residential	14,290	49,280	21,262	27,066	111,898
Commercial	26,099	12,991	11,315	-	50,405
Consumer	39	134	3	-	176
	$89,346	$318,266	$102,355	$77,995	$587,962
Rate terms:
Fixed interest rate loans	52,218	283,913	26,959	5,602	368,692
Adjustable interest rate loans	37,128	34,353	75,396	72,393	219,270
	$89,346	$318,266	$102,355	$77,995	$587,962

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

Year-end non-accrual loans, segregated by class of loans, were as follows:

	2024	2023

Non-accrual loans
Commercial real estate	$2,440	$503
Residential real estate	-	-
Commercial	-	152
Total non-accrual loans	$2,440	$655

Farmers and Merchant’s Bancshares, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At December 31, 2024, the Company had three non-accrual commercial real estate loans totaling $2,440.5 thousand. Gross interest income of $25.0 thousand would have been recorded in 2024 if these non-accrual loan had been current and performing in accordance with the original terms. The Company allocated $360.0 thousand of its allowance for credit losses to these three non-accrual loans.

At December 31, 2023, the Company had one non-accrual commercial real estate loan totaling $502.9 thousand and one non-accrual commercial loan totaling $152.4 thousand. The commercial loan was secured by business assets and a personal guaranty. Gross interest income of $45.9 thousand would have been recorded in 2023 if these non-accrual loans had been current and performing in accordance with the original terms. The Company allocated $450.0 thousand of its allowance for credit losses to these non-accrual loans.

At December 31, 2024 and 2023, the Company had no loans that were delinquent 90 days or greater other than the non-accrual loans listed above.

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of December 31, 2024 and December 31, 2023:

(Dollars in thousands)	2024	2023
Real estate:
Commercial	$2,440	$2,515
Construction and land development	-	-
Residential	270	276
Commercial	-	152
Consumer	-	-
	$2,710	$2,943

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

Year-end loans graded special mention, substandard and doubtful are set forth in the following table:

(Dollars in thousands)	2024	2023

Special mention	$-	$-
Substandard	10,791	11,268
Doubtful	-	16
Total	$10,791	$11,284

The allowance for credit losses is a reserve established through a provision for credit losses and is charged to expense. The allowance for credit losses represents an amount which, in management’s judgment, will be adequate to absorb expected losses on existing loans and other of credit that may become uncollectible. The Company’s allowance for credit loss methodology is calculated in accordance with Financial Accounting Standards Board Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The amount of the allowance represents management’s best estimate of current expected credit losses on loans considering available information, from internal and external sources, relevant to assessing collectability over the loans’ contractual terms, adjusted for expected prepayments when appropriate.

Farmers and Merchant’s Bancshares, Inc.

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

Although management believes, based on currently available information, that the Company’s allowance for credit losses is sufficient to cover expected losses in its loan portfolio, no assurances can be given that the Company’s level of allowance for credit losses will be sufficient to cover future credit losses incurred by the Company or that future adjustments to the allowance for credit losses will not be necessary if economic or other conditions differ substantially from the economic and other conditions at the time management determined the current level of the allowance for credit losses.

The following tables detail activity in the allowance for credit losses by portfolio for the years ended December 31, 2024 and 2023. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

						Allowance for credit losses ending		Outstanding loan balances
		Provision for				balance evaluated for impairment:		evaluated:
(Dollars in thousands)	Beginning	(recovery of)	Charge		Ending
December 31, 2024	balance	credit losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$2,448	$33	$-	$-	$2,481	$360	$2,122	$2,440	$395,686
Construction and	-	-	-	-	-	-	-	-	-
land development	253	225	-	-	478	-	478	-	27,357
Residential	1,013	(281)	(5)	24	751	-	751	270	111,628
Commercial	494	171	(152)	-	513	-	512	-	50,405
Consumer	2	7	(5)	-	4	-	4	-	176
Unallocated	74	(41)	-	-	33	-	33	-	-
	$4,284	$114	$(162)	$24	$4,260	$360	$3,899	$2,710	$585,253

Farmers and Merchant’s Bancshares, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

							Allowance for credit losses ending		Outstanding loan balances
			Provision for				balance evaluated for impairment:		evaluated:
(Dollars in thousands)	Beginning	Impact of ASC	(recovery of)	Charge		Ending
December 31, 2023	balance	326 Adoption	credit losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$2,816	$(448)	$80	$-	$-	$2,448	$298	$2,152	$2,515	$359,427
Construction and	-	-	-	-	-	-	-	-	-	-
land development	165	277	(201)	-	12	253	-	253	-	20,446
Residential	794	509	(677)	-	387	1,013	-	1,013	276	112,514
Commercial	338	134	22	-	-	494	152	341	152	32,671
Consumer	5	(5)	2	-	-	2	-	2	-	165
Unallocated	31	(31)	74	-	-	74	-	74	-	-
	$4,149	$436	$(700)	$-	$399	$4,284	$450	$3,835	$2,943	$525,223

	2024	2023

Allowance for credit losses to total loans outstanding	0.72%	0.81%

Ratio of net charge-offs to average loans outstanding during the period	0.03%	0.00%

Nonaccrual loans to total loans outstanding at period end	0.41%	0.12%

Net charge offs/(recoveries) during the period to average loans outstanding:

2024

Real estate:
Commercial	0.00%
Construction and land development	0.00%
Residential	0.00%
Commercial	0.03%
Consumer	0.00%

Farmers and Merchant’s Bancshares, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company recorded net loan charge offs of $138.0 thousand during 2024. In 2023, the Company recorded a net recovery of previously charged off loans of $398.9 thousand. The impact on the income statement was a $114.0 thousand provision for credit losses in 2024 compared to a $700.0 thousand recovery of credit losses in 2023.

Management believes that the $4.3 million reserve at December 31, 2024 is appropriate to adequately cover the expected losses inherent in the loan portfolio. The reserve remained unchanged at $4.3 million as of December 31, 2024. The Company’s loan portfolio grew by $59.7 million during the 2024. The allowance for credit losses as a percentage of gross loans was 0.72% and 0.81% as of December 31, 2024 and 2023, respectively.

Other Real Estate Owned

Other real estate owned (“OREO”) at December 31, 2024 included one property with a carrying value of $1.2 million. The property is an apartment building in Baltimore, Maryland that was acquired in the Merger. The property is being marketed for sale.

($000s)	2024	2023

Other Real Estate Owned	$1,176	$1,242

During 2023, the Company sold property located in Cecil County, Maryland with a carrying value of $0 for a gain of $249,217. Due to the length of time that the property had been held, Maryland banking law required a write-down of the value to $0 in 2019.

Investment Securities

Investment securities decreased by $38.0 million, or 20.6%, to $146.2 million at December 31, 2024 from $184.2 million at December 31, 2023. The decrease was due primarily to the unwinding of an interest rate swap which included the sale of $28 million of mortgage backed securities and maturities of $1.5 million. At December 31, 2024 and 2023, the Company had classified 86% and 89%, respectively, of the investment portfolio as available for sale. The remaining balance of the portfolio was classified as held to maturity. Securities classified as available for sale are held for an indefinite period of time and may be sold in response to changing market and interest rate conditions as part of the Company’s asset/liability management strategy. Available for sale securities are carried at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity, net of income taxes. Securities classified as held to maturity, which management has both the positive intent and ability to hold to maturity, are reported at amortized cost. The Company does not currently follow a strategy of making security purchases with a view to near-term sales, and, therefore, does not own trading securities. The Company manages the investment portfolio within policies that seek to achieve desired levels of liquidity, manage interest rate sensitivity, meet earnings objectives, and provide required collateral for deposit and borrowing activities.

Farmers and Merchant’s Bancshares, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the carrying value of investment securities at December 31:

(Dollars in thousands)	2024	2023
Available for sale
State and municipal	$487	$485
SBA pools	629	767
Corporate bonds	7,185	8,570
Mortgage-backed securities	117,412	154,263
	$125,713	$164,085

Held to maturity
State and municipal	$20,499	$20,164

The following table sets forth the scheduled maturities of investment securities at December 31, 2024:

	Available for Sale			Held to Maturity
(Dollars in thousands)	Amortized	Fair		Amortized	Fair
December 31, 2024	cost	value	Yield	cost	value	Yield

Within one year	$1,250	$1,245	3.05%	$257	$255	2.32%
Over one to five years	250	240	3.10%	400	391	3.33%
Over five to ten years	7,054	6,187	3.60%	8,095	7,521	2.91%
Over ten years	-	-	-%	11,747	10,764	3.04%
	8,554	7,672	3.51	20,499	18,931	2.90
Mortgage-backed securities and SBA pools, due in monthly installments	140,487	118,041	2.47	-	-	-
	$149,041	$125,713	2.44	$20,499	$18,931	2.90

Deposits

Total deposits were $758.8 million at December 31, 2024 compared to $681.0 million at December 31, 2023, an increase of $77.8 million, or 11.4%. The increase was due to a $108.6 million increase in certificates of deposit a $3.9 million increase in reciprocal deposits, and a $0.5 million increase in individual retirement accounts, offset by a $13.0 million decrease in checking accounts, a $6.9 million decrease in savings accounts, a $4.1 million decrease in money market accounts and an $8.1 million decrease in noninterest-bearing accounts.

Farmers and Merchant’s Bancshares, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table shows the average balances and average costs of deposits for the years ended December 31:

	2024		2023
(Dollars in thousands)	Average Balance	Cost	Average Balance	Cost

Noninterest bearing demand deposits	$110,123	0.00%	$119,654	0.00%
Interest bearing demand deposits	123,279	0.79%	132,407	0.50%
Savings and money market deposits	149,356	0.70%	171,253	0.43%
Certificates of deposit	289,735	4.32%	218,725	3.01%
	$672,493	2.16%	$642,039	1.24%

As of December 31, 2024, certificates of deposit greater than $250,000 mature as follows:

(Dollars in thousands)
Period	Balance
3 months or less	$24,392
Over 3 months to 6 months	30,506
Over 6 months to 12 months	4,125
Over 12 months	2,624

Total	$61,647

Uninsured deposits totaled $145.9 million at December 31, 2024.

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

Farmers and Merchant’s Bancshares, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At December 31, 2024, the Company’s off-balance sheet financial instruments were as follows:

Loan commitments	$32,249
Unused lines of credit	$66,754
Letters of credit	$1,974

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

On September 30, 2020, Farmers and Merchants Bancshares, Inc. borrowed $17.0 million from First Horizon Bank to be used, on October 1, 2020, to fund a portion of the merger consideration paid in the Merger. Net of issuance costs of $28.1 thousand, the Company received $16.9 million in loan proceeds. The loan matures on September 30, 2025 and the Company is exploring refinancing options. The interest rate on the loan is fixed at 4.10%. The Company made quarterly interest-only payments through October 1, 2021. During the remaining term of the loan, the Company is required to make quarterly interest and principal payments of approximately $646.5 thousand, which is based on a nine-year straight-line amortization schedule. The remaining balance of approximately $9.9 million will be due at maturity. To secure its obligations under this loan, the Company pledged all of its shares of common stock of the Bank to the lender.

Farmers and Merchant’s Bancshares, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Specific information about the Company’s borrowings and contractual obligations is set forth in the following table:

		At December 31,
(Dollars in thousands)		2024	2023
Amount oustanding at year end:
Securities sold under repurchase agreements		$5,564	$6,760
Federal Home Loan Bank advances mature in	2025	$5,000	$5,000
Federal Reserve Bank Advances mature in	2024	$-	$33,000
Long Term Debt (net of issuance costs) matures in	2025	$11,329	$13,212

Weighted average rate paid at December 31:
Securities sold under repurchase agreements		1.25%	1.25%
Federal Home Loan Bank advances		1.00%	1.00%
Federal Reserve Bank advances		0.00%	4.83%
Long-term debt		4.10%	4.10%

The terms of the Company’s operating leases, including the future minimum payments under those leases, are disclosed in Note 8 to the consolidated financial statements.

RESULTS OF OPERATIONS

Overview

The Company reported net income of $4.3 million for the year ended December 31, 2024 compared to $6.4 million for the year ended December 31, 2023. The decrease of $2.1 million from 2023 was due to a decrease in net interest income of $0.6 million, an increase in the provision for credit losses of $0.7 million, and an increase in noninterest expense of $1.8 million offset by an increase in noninterest income of $0.2 million and a decrease in income taxes of $0.8 million.

Net Interest Income

The primary source of income for the Company is net interest income, which is the difference between interest income on interest-earning assets, such as investment securities and loans, and interest expense incurred on interest-bearing sources of funds, such as deposits and borrowings.

For the year ended December 31, 2024, the Company recorded net interest income of $20.8 million compared to $21.4 million for 2023, a decrease of $0.6 million. The decrease was attributable to a 102 basis point increase in the cost of interest bearing liabilities to 2.76% in 2024 from 1.74% in 2023. Higher interest expense on deposits and borrowings due to the Federal Reserve rate increases was the driving factor in the lower net interest income.

Total interest income for the year ended December 31, 2024 increased by $7.0 million to $38.4 million from $31.3 million for 2023. The increase was due primarily to an increase in average interest earning assets of $56.6 million to $784.6 million in 2024 from $728.0 million in 2023 and by an increase of 59 basis points in the yield on interest earning assets to 4.92% in 2024 from 4.33% in 2023.

Interest income from loans was $30.3 million in 2024 compared to $25.7 in 2023, an increase of $4.6 million. This increase was attributable to a $29 million increase in the average balance of loans to $557.9 million in 2024 from $528.9 million 2023 and a 58 basis point increase in the average yield on loans to 5.44% in 2024 from 4.86% in 2023.

Farmers and Merchant’s Bancshares, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the year ended December 31, 2024, the Company recorded interest income on securities of $6.8 million compared to $4.9 million for the same period in 2023. The $1.9 million increase in 2024 was attributable to a $19.1 million increase in the average balance of securities to $201.3 million in 2024 from $182.2 million in 2023 and a 71 basis point increase in the average yield on securities to 3.46% in 2024 from 2.75% in 2023.

Interest income on federal funds sold and other interest-earning assets (FHLB stock and certificates of deposit) increased by $0.5 million to $1.2 million in 2024 compared to $0.7 million in 2023. The increase was due to a 39 basis point increase in the average yield to 5.05% in 2024 from 4.66% in 2023 and an $8.6 million increase in the average balance of federal funds sold and other interest-earning assets to $25.5 million in 2024 from $16.9 million in 2023.

Total interest expense increased by $7.6 million to $17.5 million in 2024 compared to $9.9 million in 2023. The increase was due to a 102 basis point increase in the cost of interest-bearing liabilities to 2.76% in 2024 from 1.74% in 2023 and an increase of $64.2 in the average balance of interest-bearing liabilities to $634.6 million in 2024 from $570.4 million in 2023. The Federal Reserve rate increases were the primary cause of the significant increase in the cost of funds.

Interest paid on NOW, savings, and money market deposit accounts increased by $616.0 thousand to $2.0 million in 2024 compared to $1.4 million in 2023. The increase was due to a 28 basis point increase in the cost of funds to 0.74% in 2024 from 0.46% in 2023 offset by a $31.0 million decrease in the average balance of these deposits to $272.6 million in 2024 from $303.6 million in 2023.

Interest paid on time deposits increased by $5.9 million to $12.5 million in 2024 compared to $6.6 million in 2023. The increase was due to an increase of 131 basis points in the average rate paid to 4.32% in 2024 from 3.01% in 2023 and an increase of $71.0 million in the average balance to $289.7 million in 2024 from $218.7 million in 2023.

Interest paid on securities sold under repurchase agreements increased by $23.5 thousand to $65.3 thousand in 2024 compared to $41.8 thousand in 2023. The increase was attributable to an increase of 36 basis points in the average rate paid to 1.26% in 2024 from 0.90% in 2023 and a $540.0 thousand increase in the average balance of securities sold under repurchase agreements to $5.2 million in 2024 from $4.7 million in 2023.

Interest paid on long-term debt was $507.0 thousand in 2024 compared to $585.0 thousand in 2023. This debt relates to the $17 million term loan obtained on September 30, 2020 to finance a portion of the cash paid to the former stockholders of Carroll in the Merger. The average balance, net of issuance costs, decreased $2.1 million to $12.1 million in 2024 from $14.3 million in 2023 due to scheduled principal payments.

The FRB’s Bank Term Funding Program (“BTFP”) was initiated in March 2023. The Company utilized the BTFP with an average balance of $48.7 million and $15.5 million during 2024 and 2023, respectively and cost of 4.75% and 5.31% in 2024 and 2023, respectively. We recorded an associated interest expense of $2.3 million and $823.0 thousand in 2024 and 2023, respectively.

Interest paid on FHLB advances decreased $363.2 thousand to $122.7 thousand in 2024 from $485.9 thousand in 2023. The change was attributable to a decrease of 161 basis points in the average rate paid to 1.96% in 2024 from 3.57% in 2023 and a $7.3 million decrease in the average balance of FHLB advances and other borrowings to $6.3 million in 2024 from $13.6 million in 2023.

Farmers and Merchant’s Bancshares, Inc.

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

(Dollars in thousands)		2024			2023
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
Assets:
Loans	$557,862	$30,338	5.44%	$528,910	$25,731	4.86%
Securities, taxable (1)	183,194	6,268	3.42%	163,934	4,305	2.63%
Securities, tax exempt (1)	18,082	694	3.84%	18,226	699	3.84%
Securities combined	201,276	6,962	3.46%	182,160	5,004	2.75%
Federal funds sold and other interest earning assets (1)	25,468	1,286	5.05%	16,890	787	4.66%
Total interest-earning assets	784,606	$38,586	4.92%	727,960	$31,522	4.33%
Noninterest-earning assets	25,437			17,519
Total assets	$810,043			$745,479

Liabilities and Stockholders’ Equity:
NOW, savings, and money market	272,635	$2,014	0.74%	$303,661	$1,398	0.46%
Certificates of deposit	289,735	12,504	4.32%	218,724	6,573	3.01%
Securities sold under repurchase agreements	5,195	65	1.26%	4,655	42	0.90%
Term Debt	12,125	508	4.19%	14,260	585	4.10%
FRB advances and other borrowings	48,694	2,313	4.75%	15,515	823	5.31%
FHLB advances	6,273	123	1.96%	13,611	486	3.57%
Total interest-bearing liabilities	634,657	$17,527	2.76%	570,426	$9,907	1.74%

Noninterest-bearing deposits	110,123			119,654
Noninterest-bearing liabilities	10,653			6,335
Total liabilities	755,433			696,415
Stockholders' equity	54,610			49,064
Total liabilities and stockholders' equity	$810,043			$745,479

Net interest income		$21,059			$21,615

Interest rate spread			2.16%			2.59%

Net yield on interest-earning assets			2.68%			2.97%

Ratio of average interest-earning assets to Average interest-bearing liabilities			123.63%			127.62%

(1) - Interest on tax-exempt securities and other tax-exempt investments are reported on a fully taxable equivalent basis.  The federal, state and combined tax rates used were 21.00%, 8.25% and 27.5175% respectively.

Farmers and Merchant’s Bancshares, Inc.

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

RATE/VOLUME ANALYSIS

	Year ended December 31, 2024 compared to 2023			Year ended December 31, 2023 compared to 2022
(Dollars in thousand)	Change due to variance in			Change due to variance in
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans	$1,461	$3,146	$4,607	$1,426	$1,739	$3,165
Securities, taxable	549	1,414	1,963	158	1,160	1,318
Securities, tax exempt	(5)	-	(5)	(21)	(15)	(36)
Federal funds sold and other interest-earning assets	428	71	499	49	575	624
Total interest-earning assets	2,433	4,631	7,064	1,612	3,459	5,071
Interest expense:
NOW, savings, and money market	(155)	771	616	(46)	968	922
Certificates of deposit	2,530	3,401	5,931	342	5,331	5,673
Securities sold under repurchase agreements	5	18	23	1	28	29
Long-term debt	(89)	12	(77)	(68)	(12)	(80)
FRB advances and other borrowings	1,585	(95)	1,490	823	-	823
FHLB advances	(197)	(166)	(363)	201	191	392
Total interest-bearing liabilities	3,679	3,941	7,620	1,253	6,506	7,759

Change in net interest income	$(1,246)	$690	$(556)	$359	$(3,047)	$(2,688)

Farmers and Merchant’s Bancshares, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest Income

Noninterest income was $1.7 million in 2024 compared to $1.6 million in 2023, an increase of $0.1 million. The increase was due primarily to an increase of $138.4 thousand on insurance proceeds from storm damage to the Bank’s Upperco, Maryland location, an increase in service charges on deposit accounts of $17.3 thousand, an increase in mortgage banking revenue of $10.8 thousand and an increase of $48.3 thousand in bank owned life insurance income, offset by a decrease in the fair value adjustment on an equity security of $9.8 thousand, a write down of the value of other real estate owned of $50.0 thousand, a loss on the sale of investment securities of $13.2 thousand, a loss on the sale of property and equipment of $5.2 thousand, a decrease in the gain on sale of SBA loans of $19.4 thousand, and a $6.3 thousand decrease in other fees and commissions.

Noninterest Expense

Total noninterest expense increased by $1.8 million to $16.9 million in 2024 from $15.1 million in 2023. The increase was due primarily to an increase in salaries and benefits of $495.7 thousand due to additional lending staff being added during the year, and increase in occupancy costs of $195.7 thousand as a result of the opening of the Towson office in 2024, an increase on furniture and equipment costs of $309.6 due to the addition of the Towson office and purchases of computer equipment. Additionally, professional fees increased by $222.4 thousand due to consultant fees related to the Company’s core system conversion in 2024 and legal fees. ATM and debit card expenses increased by $138.5 thousand related to the core conversion in 2024, FDIC insurance premiums increased $52.2 thousand due to higher assessment rates, postage, delivery, and armored car services increased by $27.1 thousand. Gains on other real estate owned increased by $311.5 thousand. All of which were offset by decreased advertising and other expenses of $14.8 thousand.

Other noninterest expenses include the following:

(Dollars in thousands)	2024	2023

Directors fees	$294	$250
Correspondent bank services	242	223
Telephone	283	218
Internet banking fees	218	201
Stationery, printing and supplies	141	160
Liability insurance	120	146
Insurance claims (1)	(57)	(110)
Other	782	859
	$2,023	$1,947

Income Taxes

Income taxes decreased by $786.2 thousand to $1.2 million in 2024 from $2.1 million in 2023.

The Company’s effective tax rate decreased to 22.4% in 2024, from 23.9% in 2023. The decrease was due to a higher percentage of tax exempt revenue. Note 11 to the consolidated financial statements provides additional information about the Company’s taxes, including a reconciliation of the Company’s effective tax rate to the Federal statutory rate of 21%.

Farmers and Merchant’s Bancshares, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Quarterly Results of Operations

	Three Months Ended - 2024
	Unaudited
($000s)	December 31	September 30	June 30	March 31

Interest income	$10,272	$9,846	$9,179	$9,066
Interest expense	4,827	4,762	4,046	3,892
Net interest income	5,445	5,084	5,133	5,174
Provision for credit losses	150	-	-	-
Net income	856	1,123	1,079	1,220
Earnings per share - basic and diluted	$0.27	$0.36	$0.35	$0.39

	Three Months Ended - 2023
	Unaudited
($000s)	December 31	September 30	June 30	March 31

Interest income	$8,885	$8,002	$7,384	$7,052
Interest expense	3,584	2,815	2,113	1,395
Net interest income	5,301	5,187	5,271	5,657
Provision/(recovery) for credit losses	-	(75)	(225)	(270)
Net income	1,415	1,432	1,670	1,901
Earnings per share - basic and diluted	$0.46	$0.46	$0.54	$0.62

Farmers and Merchant’s Bancshares, Inc.

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

Farmers and Merchant’s Bancshares, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Based upon the most recent data available to the Company (as of September 30, 2024), the simulation analysis produced the following estimated changes in NII, assuming the indicated rate changes:

($000s)
Change in Rate	2024

400 basis point increase	$(3,305)
300 basis point increase	(2,181)
200 basis point increase	(1,264)
100 basis point increase	(500)
100 basis point decrease	758
200 basis point decrease	1,149
300 basis point decrease	1,479

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

The Bank is approved to borrow 75% of eligible pledged single-family residential loans and 50% of eligible pledged commercial loans as well as investment securities, or approximately $70.4 million under a secured line of credit with the FHLB. The Bank also has two facilities with the FRB. Under the first facility, which has been in place for over 10 years and is collateralized by loans, the Bank can borrow approximately $32.5 million. The second facility is the BTFP that the Federal Reserve previously created in 2023, but expired in 2024. The BTFP facility allowed securities to be pledged at par, provided fixed rates for up to one-year terms, and allowed prepayments in whole or in part at any time. Finally, the Bank has $23.5 million ($14.5 million unsecured and $9.0 million secured) of overnight federal funds lines of credit available from commercial banks.

FHLB advances of $5.0 million were outstanding as of both December 31, 2024 and 2023. BTFP advances of $0.0 and $33.0 million were outstanding as of December 31, 2024 and 2023, respectively. The Company borrowed $17.0 million to facilitate the Merger in 2020. There were no borrowings from the FRB, other than the BTFP advances noted above, or from our commercial bank lenders at December 31, 2024 and 2023. Management believes that we have adequate liquidity sources to meet all anticipated liquidity needs over the next 12 months. Management knows of no trend or event which is likely to have a material impact on our ability to maintain liquidity at satisfactory levels. The Company’s uninsured deposits were approximately $477.1 thousand as of December 31, 2024.

Cash provided by operating activities decreased by $3.6 million to $2.3 million in 2024 from $6.2 million in 2023. Cash used in investing activities decreased by $19.7 million to $22.7 million in 2024 from $42.4 in 2023 due primarily to a $5.1 million increase in the net cash inflow from the debt securities portfolio, $23.9 million provided by the sale of a security, and a decrease in the purchases of securities of $45.9 million offset by a $54.1 million increase in the net cash outflow from the loan portfolio. Cash provided by financing activities decreased by $33.5 million to $40.4 million in 2024 from $73.9 million in 2023 due primarily to a $2.8 million decrease in repurchase agreement activity and a $66.0 million decrease in the net cash inflow from FRB advances. These were offset by a $20.4 million increase in the net cash inflow from deposits $15.0 million a increase in the net cash outflow from Federal Home Loan Bank of Atlanta advances.

Farmers and Merchant’s Bancshares, Inc.

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

Additional information regarding the capital requirements that apply to us can be found in Note 12 of the consolidated financial statements and notes thereto included in the Annual Report.

Farmers and Merchant’s Bancshares, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents actual and required capital ratios as of December 31, 2024 and 2023, for the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2024 and 2023, based on the phase-in provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

			Minimum		To Be Well
(Dollars in thousands)	Actual		Capital Adequacy		Capitalized
December 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$81,161	12.37%	$68,910	10.50%	$65,628	10.00%
Tier 1 capital (to risk-weighted assets)	76,601	11.67%	55,784	8.50%	52,503	8.00%
Common equity tier 1 (to risk- weighted assets)	76,601	11.67%	45,940	7.00%	42,658	6.50%
Tier 1 leverage (to average assets)	76,601	9.12%	33,580	4.00%	41,974	5.00%

December 31, 2023

Total capital (to risk-weighted assets)	$79,988	13.45%	$62,437	10.50%	$59,464	10.00%
Tier 1 capital (to risk-weighted assets)	75,440	12.69%	50,544	8.50%	47,571	8.00%
Common equity tier 1 (to risk- weighted assets)	75,440	12.69%	41,625	7.00%	38,651	6.50%
Tier 1 leverage (to average assets)	75,440	9.42%	32,051	4.00%	40,063	5.00%

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Farmers and Merchants Bancshares, Inc.

Hampstead, Maryland

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Farmers and Merchants Bancshares, Inc. and its Subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Allowance for Credit Losses – Loans Collectively Evaluated for Losses

As described in Note 1 – Summary of Significant Accounting Policies and Note 5 – Loans and Allowance for Credit Losses to the consolidated financial statements. The allowance for credit losses on loans (ACLL) is a valuation allowance that represents management’s best estimate of expected credit losses on loans measured at amortized cost considering available information, from internal and external sources, relevant to assessing collectability over the loans’ contractual terms. Loans which share common risk characteristics are pooled and collectively evaluated by the Company using historical data, as well as assessments of current conditions and reasonable and supportable forecasts of future conditions. The Company’s ACLL related to collectively evaluated loans made up $3.9 million of the total recorded ACLL of $4.3 million as of December 31, 2024. The collectively evaluated ACLL consists of quantitative and qualitative components.

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

Richmond, Virginia

March 12, 2025

Farmers and Merchants Bancshares, Inc.

Consolidated Balance Sheets

(Amounts in thousands except share data)

December 31,	2024	2023

Assets

Cash and due from banks	$63,962	$44,404
Federal funds sold and other interest-bearing deposits	697	286
Cash and cash equivalents	64,659	44,690
Certificates of deposit in other banks	100	100
Securities available for sale, at fair value	125,713	164,085
Securities held to maturity, at amortized cost less allowance for credit losses of $60.0 thousand and $35.6 thousand	20,499	20,164
Equity security, at fair value	518	507
Restricted stock, at cost	921	864
Mortgage loans held for sale	157	-
Loans, less allowance for credit losses of $4.3 million and $4.3 million	582,993	523,308
Premises and equipment, net	7,349	6,583
Accrued interest receivable	2,439	2,181
Deferred income taxes, net	7,606	8,312
Other real estate owned, net	1,176	1,242
Bank owned life insurance	15,324	14,931
Goodwill and other intangibles, net	7,026	7,034
Other assets	8,163	5,940
	$844,643	$799,941

Liabilities and Stockholders' Equity

Deposits
Noninterest-bearing	$107,197	$115,285
Interest-bearing	651,609	565,678
Total deposits	758,806	680,963
Securities sold under repurchase agreements	5,564	6,760
Federal Home Loan Bank of Atlanta advances	5,000	5,000
Federal Reserve Bank advances	-	33,000
Long-term debt, net of issuance costs	11,329	13,212
Accrued interest payable	1,003	1,483
Other liabilities	6,669	7,345
	788,371	747,763
Stockholders' equity
Common stock, par value $.01 per share, authorized 5,000,000 shares; issued and outstanding 3,166,653 shares in 2024 and 3,116,966 shares in 2023	32	31
Additional paid-in capital	31,136	30,398
Retained earnings	41,613	39,433
Accumulated other comprehensive loss	(16,509)	(17,684)
	56,272	52,178
	$844,643	$799,941

The accompanying notes are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc.

Consolidated Statements of Income

(Amounts in thousands except per share data)

Years Ended December 31,	2024	2023

Interest income
Loans, including fees	$30,338	$25,731
Investment securities - taxable	6,263	4,299
Investment securities - tax exempt	559	554
Federal funds sold and other interest earning assets	1,203	739
Total interest income	38,363	31,323

Interest expense
Deposits	14,519	7,971
Securities sold under repurchase agreements	65	42
Federal Home Loan Bank advances	123	486
Federal Reserve Bank advances	2,313	823
Long-term debt	507	585
Total interest expense	17,527	9,907
Net interest income	20,836	21,416

Provision for (recovery of) credit losses	150	(570)

Net interest income after provision for (recovery of) credit losses	20,686	21,986

Noninterest income
Service charges on deposit accounts	810	793
Mortgage banking income	108	97
Bank owned life insurance income	394	345
Fair value adjustment of equity security	(4)	5
Loss on sale of investment securities	(13)	-
Loss on sale of premises and equipment	(5)	-
Gain on sale of SBA loans	-	19
Gain on insurance proceeds, net	142	4
Other fees and commissions	320	328
Total noninterest income	1,752	1,591

Noninterest expense
Salaries	7,854	7,545
Employee benefits	2,187	2,001
Occupancy	1,070	875
Furniture and equipment	1,293	983
Professional services	865	642
Automated teller machine and debit card expenses	648	509
Federal Deposit Insurance Corporation premiums	391	339
Postage, delivery, and armored carrier	294	267
Advertising	228	270
Other real estate owned expense (income), net	76	(236)
Other	2,023	1,947
Total noninterest expense	16,929	15,142

Income before income taxes	5,509	8,435
Income taxes	1,231	2,017
Net income	$4,278	$6,418

Earnings per common share - basic	$1.37	$2.08
Earnings per common share - diluted	$1.37	$2.08

The accompanying notes are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc.

Consolidated Statements of Comprehensive Income

(Amounts in thousands)

Years Ended December 31,	2024	2023

Net income	$4,278	$6,418

Other comprehensive income (loss), net of income taxes:

Total unrealized (loss) gain on investment securities available for sale	(553)	811
Reclassification adjustment for realized losses	13
Income tax expense benefit (expense)	149	(223)
Net unrealized (loss) gain on investment securities available for sale	(391)	588

Total unrealized gain (loss) on derivatives designated as fair value hedges	2,162	(1,564)
Income tax (expense) benefit	(596)	397

Net unrealized gain (loss) on derivatives designated as fair value hedges	1,566	(1,166)

Total other comprehensive income (loss)	1,176	(578)

Total comprehensive income	$5,453	$5,840

The accompanying notes are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(Amounts in thousands except share data and per share data)

			Additional		Accumulated other	Total
	Common stock		paid-in	Retained	comprehensive	stockholders'
	Shares	Par value	capital	earnings	income (loss)	equity

Balance, December 31, 2022	3,071,214	$31	$29,550	$35,300	$(17,106)	$47,775

Net income	-	-	-	6,418	-	6,418
Other comprehensive loss	-	-	-	-	(578)	(578)
Stock-based compensation	2,000	-	43	-	-	43
Cash dividends, $0.66per share	-	-	-	(2,034)	-	(2,034)
Reclassification due to the adoption of ASU 2016-13			-	(243)	-	(243)
Dividends reinvested	43,752	-	805	(8)	-	797

Balance, December 31, 2023	3,116,966	31	30,398	39,433	(17,684)	52,178

Net income	-	-	-	4,278	-	4,278
Other comprehensive income	-	-	-	-	1,175	1,175
Stock-based compensation	-	-	18	-	-	18
Vested restricted stock units	1,000	-	-	-	-	-
Cash dividends, $0.67 per share	-	-	-	(2,098)	-	(2,098)
Dividends reinvested	48,687	1	720	-	-	721
Balance, December 31, 2024	3,166,653	$32	$31,136	$41,613	$(16,509)	$56,272

The accompanying notes are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc.

Statement of Cash Flows

(Amounts in thousands)

Years Ended December 31,	2024	2023

Reconciliation of net income to net cash provided by operating activities
Net income	$4,278	$6,418
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	636	510
Provision for (recovery of) credit losses	150	(570)
Amortization (accretion) of right of use asset	5	(7)
Equity security dividends reinvested	(15)	(13)
Unrealized loss (gain) on equity security	4	(5)
Non-cash compensation	10	-
Loss (gain) on disposal of premises and equipment	5	(9)
Gain on insurance proceeds	(142)	(4)
Gain on sale of SBA loans	-	(19)
Deferred tax expense (benefit)	257	392
Gain on sale of other real estate owned	-	(236)
Write down of other real estate owned	50	-
Gain on fair value hedge	(260)	(46)
Loss on sale of security	(13)	-
Stock based compensation	18	43
Amortization of debt issuance costs	6	6
Amortization of premiums and (accretion of discounts), net	(992)	(332)
Bank owned life insurance cash surrender value	(394)	(345)
Increase (decrease) in
Deferred loan fees and costs, net	136	(35)
Accrued interest payable	(480)	1,133
Other liabilities	872	(495)
Decrease (increase) in
Mortgage loans held for sale	(157)	428
Accrued interest receivable	(258)	(365)
Other assets	(1,424)	(545)
Net cash provided by operating activities	2,292	5,904

The accompanying notes are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc.

Statement of Cash Flows

(Amounts in thousands)

Years Ended December 31,	2024	2023

Cash flows from investing activities
Proceeds from maturity and call of securities
Available for sale	18,071	12,910
Held to maturity	351	431
Proceeds from sale of securities
Available for sale	23,887	-
Held to maturity	-	-
Purchase of securities
Available for sale	(3,269)	(49,741)
Held to maturity	(573)	-
Loans made to customers, net of principal collected	(59,921)	(5,814)
Redemption (purchase) of stock in FHLB of Atlanta	(58)	469
Proceeds from sale of other real estate owned	-	236
Proceeds from sale of premises and equipment	-	9
Proceeds from insurance	142	4
Purchases of premises, equipment and software	(1,339)	(863)
Net cash used in investing activities	(22,709)	(42,359)

Cash flows from financing activities
Net increase (decrease) in
Noninterest-bearing deposits	(8,087)	(11,411)
Interest-bearing deposits	85,935	68,833
Securities sold under repurchase agreements	(1,196)	1,585
Federal Home Loan Bank of Atlanta advances	-	(15,000)
Federal Reserve Bank advances	(33,000)	33,000
Long-term debt principal payments	(1,889)	(1,889)
Dividends paid, net of reinvestments	(1,377)	(1,236)
Net cash provided by financing activities	40,386	73,882

Net increase in cash and cash equivalents	19,969	37,427

Cash and cash equivalents at beginning of period	44,690	7,264
Cash and cash equivalents at end of period	$64,659	$44,690

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$17,998	$8,830
Cash paid during the period for income taxes	724	2,391
Supplemental disclosure of non-cash transactions:
Net unrealized gain (loss) on securities available for sale	(540)	811
Increase (decrease) in fair value of interest rate swap agreements	2,162	(1,564)
Additions to right of use assets obtained in exchange for lease liabilities	705	-

The accompanying notes are an integral part of these consolidated financial statements.

Farmers and Merchant’s Bancshares, Inc.
Notes to Consolidated Financial Statements
(Amounts in thousands except per share data)

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

Reclassifications

Certain reclassifications have been made to the 2023 financial statements to conform to the current year presentation. These reclassifications had no effect on net income or stockholders’ equity.

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

Farmers and Merchant’s Bancshares, Inc.
Notes to Consolidated Financial Statements
(Amounts in thousands except per share data)

1.	Summary of Significant Accounting Policies (continued)

Investment securities

As debt securities are purchased, management determines if the securities should be classified as held to maturity or available for sale. Securities that management has the intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost, which is cost adjusted for amortization of premiums and accretion of discounts. Discounts are accreted through maturity. Premiums are amortized through the earliest call date. Securities held to meet liquidity needs or that may be sold before maturity are classified as available for sale and carried at fair value with unrealized gains and losses included in stockholders’ equity on an after-tax basis. Gains and losses on disposal are determined using the specific-identification method. The Company amortizes premiums and accretes discounts using the interest method. Declines in the fair value of individual available-for-sale securities below their amortized cost due to credit-related factors are recognized as an allowance for credit losses. Credit-related factors affecting the determination of whether impairment has occurred include a downgrading of the security below investment grade by a rating agency or due to potential default, a significant deterioration in the financial condition of the issuer, or an increase in entity-specific credit spreads. Additionally, on any available-for-sale securities with unrealized losses, the Company evaluates its intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

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

Farmers and Merchant’s Bancshares, Inc.
Notes to Consolidated Financial Statements
(Amounts in thousands except per share data)

1.	Summary of Significant Accounting Policies (continued)

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

Farmers and Merchant’s Bancshares, Inc.
Notes to Consolidated Financial Statements
(Amounts in thousands except per share data)

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

Farmers and Merchant’s Bancshares, Inc.
Notes to Consolidated Financial Statements
(Amounts in thousands except per share data)

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

Management qualitatively adjusts model results for risk factors that are not considered within our modeling processes but are nonetheless relevant in assessing the expected credit losses within our loan pools. These qualitative factor (“Q-Factor”) and other qualitative adjustments may increase or decrease management’s estimate of expected credit losses by a calculated percentage or amount based upon the estimated level of risk. The various risks that may be considered in making Q-Factor and other qualitative adjustments include, among other things, the impact of (i) any concentrations of credit, (ii) local and national economic and business conditions, (iii) changes in the nature and volume of the underlying loans, (iv) changes in the experience, ability, and depth of our lending management and staff, (v) changes in volume and severity of past due loans, the volume of non-accrual loans, and the volume and severity of adversely classified loans, (vi) our credit review function, (vii) changes in lending policies and procedures and, (viii) other factors such as rising interest rates. Management also adjusts model results using a forecast of unemployment and Gross Domestic Product (“GDP”) compared to the actual unemployment and GDP during the historical look back period used in the model. This adjustment is referred to as the forward look adjustment. It reverts back to historical losses after three months.

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

Farmers and Merchant’s Bancshares, Inc.
Notes to Consolidated Financial Statements
(Amounts in thousands except per share data)

1.	Summary of Significant Accounting Policies (continued)

Allowance for Credit Losses - Off-Balance-Sheet Credit Exposures: The allowance for credit losses on off-balance-sheet credit exposures is a liability account, calculated in accordance with ASC Topic 326, representing expected credit losses over the contractual period for which we are exposed to credit risk resulting from a contractual obligation to extend credit. No allowance is recognized if we have the unconditional right to cancel the obligation. The measurement of expected credit losses is impacted by loan/borrower attributes and certain macroeconomic variables. Significant loan/borrower attributes utilized in our modeling processes include, among other things, (i) commitment utilization rate, and (ii) collateral type and amount. The loss rates utilized are consistent with those in the allowance for credit losses related to the outstanding loan portfolio. The allowance is reported as a component of other liabilities in our consolidated balance sheets. Adjustments to the allowance are reported in our income statement as a component of credit loss expense.

Derivative Financial Instruments

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

The Company’s derivative financial instruments are described more fully in Note 13.

Farmers and Merchant’s Bancshares, Inc.
Notes to Consolidated Financial Statements
(Amounts in thousands except per share data)

1.	Summary of Significant Accounting Policies (continued)

Stock-based Compensation

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

The Company’s stock-based compensation is described more fully in Note 15.

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

Farmers and Merchant’s Bancshares, Inc.
Notes to Consolidated Financial Statements
(Amounts in thousands except per share data)

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

Operating leases: The Company accounts for lease obligations in accordance with ASU 2016-02, “Leases (Topic 842).” Among other things, in the amendments in ASU 2016-02, lessees are required to recognize the following for all leases (with the exception of qualifying short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The Company has determined it has no financing or sales type leases as of the balance sheet date.

Farmers and Merchant’s Bancshares, Inc.
Notes to Consolidated Financial Statements
(Amounts in thousands except per share data)

1.	Summary of Significant Accounting Policies (continued)

Advertising costs

Advertising costs are expensed in the period incurred and totaled $228.3 thousand and $270.3 thousand for the years ended December 31, 2024 and 2023, respectively.

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

Earnings per share

Earnings per share is determined by dividing net income by the weighted average number of shares of common stock outstanding, giving retroactive effect to any stock dividends. The following table shows the weighted average number of shares used in computing earnings per share and the effect of weighted average number of shares of dilutive potential common stock. Dilutive potential common stock has no effect on income available to common shareholders. There were 2,000 and 3,000 restricted stock units included in weighted average dilutive shares for the year ended December 31, 2024 and 2023, respectively, as the shares were dilutive.

	Year Ended December 31,
(Dollars in thousands)	2024	2023

Net income	$4,278	$6,418

Weighted average shares outstanding	3,132,876	3,083,021
Effect of dilutive restricted stock units	125	3,000

Weighted average shares outstanding	3,133,001	3,086,021

Earnings per share - basic	$1.37	$2.08
Earnings per share - diluted	$1.37	$2.08

Operating Segments

While the chief decision makers monitor the revenue streams of the various products and services, operations are managed, and financial performance, is evaluated on a company wide basis. Operating segments are aggregated into one as operating results for all segments are similar. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

Farmers and Merchant’s Bancshares, Inc.
Notes to Consolidated Financial Statements
(Amounts in thousands except per share data)

1.	Summary of Significant Accounting Policies (continued)

Recent accounting pronouncements

Management has the responsibility for the selection and use of appropriate accounting policies. The significant accounting policies used by the Company are described in the notes to the consolidated financial statements.

Recently Adopted Accounting Developments

On January 1, 2024, the Company adopted ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The Company does not expect the adoption of ASU 2023-07 to have a material impact on its consolidated financial statements.

Management believes that the accounting policies adopted by management are consistent with authoritative GAAP and are consistent with those followed by our peers.

2.	Cash and Cash Equivalents

The Company normally carries balances with other banks that exceed the federally insured limit. The average balance carried in excess of the limit, including unsecured federal funds sold to the same banks, was $447.1 thousand and $1.1 million during the years ended December 31, 2024 and 2023, respectively.

Deposits held in noninterest-bearing transaction accounts are aggregated with any interest-bearing deposits the owner may hold in the same category. The combined total is insured up to $250,000.

Banks are required to carry noninterest-bearing cash reserves of specified percentages of deposit balances. The Company’s normal balances of cash on hand and on deposit with other banks are sufficient to satisfy the reserve requirements. The FRB reserve requirement was $0 at December 31, 2024 and 2023.

Farmers and Merchant’s Bancshares, Inc.
Notes to Consolidated Financial Statements
(Amounts in thousands except per share data)

3.	Investment Securities

Debt securities are summarized as follows:

December 31, 2024
	Amortized	Unrealized	Unrealized	Fair	Allowance for	Net Carrying
(Dollars in thousands)	cost	gains	losses	value	Credit Losses	Amount

Available for sale

State and municipal	$500	$-	$13	$487	$-	$487
SBA pools	634	1	6	629	-	629
Corporate bonds	8,054	-	869	7,185	-	7,185
Mortgage-backed securities	139,853	13	22,454	117,412	-	117,412
	$149,041	$14	$23,342	$125,713	$-	$125,713

Held to maturity

State and municipal	$20,559	$1	$1,628	$18,931	$60	$20,499

December 31, 2023
	Amortized	Unrealized	Unrealized	Fair	Allowance for	Net Carrying
(Dollars in thousands)	cost	gains	losses	value	Credit Losses	Amount

Available for sale

State and municipal	$500	$-	$15	$485	$-	$485
SBA pools	777	1	11	767	-	767
Corporate bonds	9,854	-	1,284	8,570	-	8,570
Mortgage-backed securities	175,743	1,026	22,505	154,263	-	154,263
	$186,874	$1,027	$23,815	$164,085	$-	$164,085

Held to maturity

State and municipal	$20,200	$40	$1,176	$19,064	$36	$20,164

Farmers and Merchant’s Bancshares, Inc.
Notes to Consolidated Financial Statements
(Amounts in thousands except per share data)

3.	Investment Securities (continued)

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

The following table summarizes Moody's and/or Standard & Poor's bond ratings (Company’s primary credit quality indicator) for our portfolio of held-to-maturity securities issued by states and political subdivisions as of December 31, 2024 at amortized cost:

(Dollars in thousands)	December 31, 2024
AAA	$2,803
AA	12,603
A	1,811
BBB	-
Not rated	3,342
Total	$20,559

Historical loss rates associated with securities having similar grades as those in our portfolio have generally not been significant. Furthermore, as of December 31, 2024, there were no past due principal or interest payments associated with these securities and none are on nonaccrual.

The following table details activity in the allowance for credit losses on held-to-maturity securities for the year ended December 31, 2024:

	Years Ended December 31,
	2024	2023
Beginning balance	$36	$-
Provision for (recovery of) credit losses	24	-
Impact of adopting ASC 326	-	52
Recoveries	-	(16)
Ending balance	$60	$36

Available for sale securities accrued interest receivable totaled $302.5 thousand and $418.5 thousand and held to maturity securities accrued interest receivable totaled $122.0 thousand and $121.7 thousand as of December 31, 2024 and 2023, respectively.  Both are grouped in accrued interest receivable on the balance sheet.

Farmers and Merchant’s Bancshares, Inc.
Notes to Consolidated Financial Statements
(Amounts in thousands except per share data)

3.	Investment Securities (continued)

Contractual maturities, shown below, will differ from actual maturities because borrowers and issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
(Dollars in thousands)	Amortized	Fair	Amortized	Fair
December 31, 2024	cost	value	cost	value

Within one year	$1,250	$1,245	$257	$255
Over one to five years	250	240	400	391
Over five to ten years	7,054	6,187	8,095	7,521
Over ten years	-	-	11,747	10,764
	8,554	7,672	20,499	18,931
Mortgage-backed securities and SBA pools, due in monthly installments	140,487	118,041	-	-
	$149,041	$125,713	$20,499	$18,931

December 31, 2023

Within one year	$1,260	$1,220	$230	$230
Over one to five years	1,780	1,708	666	652
Over five to ten years	7,314	6,127	5,864	5,654
Over ten years	-	-	13,404	12,527
	10,354	9,054	20,164	19,063
Mortgage-backed securities and SBA pools, due in monthly installments	176,520	155,030	-	-
	$186,874	$164,085	$20,164	$19,063

Securities with a carrying value of $26.3 million and $50.4 million as of December 31, 2024 and 2023, respectively, were pledged as collateral for securities sold under repurchase agreements and other collateralized deposits.

During the year ended December 31, 2024, there was one sale of an available for sale security corporate bond with a principal balance of $521thousand, resulting in a loss of $32 thousand. There was also the sale of five available for sale mortgage backed securities with a principal balance of $23,366 thousand resulting in a gain of $605 thousand. There was a fair value hedge associated with these securities which was unwound in connection with the sale resulting in a loss of $586 thousand. The net loss on all of the transactions in 2024 was $18 thousand. There were no sales of securities for the year ended December 31, 2023.

Farmers and Merchant’s Bancshares, Inc.
Notes to Consolidated Financial Statements
(Amounts in thousands except per share data)

3.	Investment Securities (continued)

The following table sets forth the Company’s gross unrealized losses on a continuous basis for investment securities, by category and length of time.

December 31, 2024	Less than 12 months		12 months or more		Total

(Dollars in thousands)
Description of investments	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

State and municipal	$4,933	$118	$10,866	$1,524	$15,799	$1,642
SBA pools	162	-	372	6	534	6
Corporate bonds	-	-	7,185	869	7,185	869
Mortgage-backed securities	22,141	552	91,991	21,902	114,132	22,454
Total	$27,236	$670	$110,414	$24,301	$137,650	$24,971

December 31, 2023	Less than 12 months		12 months or more		Total

(Dollars in thousands)
Description of investments	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

State and municipal	$2,211	$20	$11,834	$1,171	$14,045	$1,191
SBA pools	-	-	660	11	660	11
Corporate bonds	341	59	8,229	1,225	8,570	1,284
Mortgage-backed securities	23,840	378	104,658	22,127	128,498	22,505
Total	$26,392	$457	$125,381	$24,534	$151,773	$24,991

Management has the ability and intent to hold securities classified as held to maturity until they mature, at which time the Company should receive full value for the securities. As of December 31, 2024, management did not have the intent to sell any of the securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased as well as other market conditions for each particular security based upon the structure and remaining principal balance. The fair values of the investment securities are expected to recover as the securities approach their maturity dates or repricing dates or if market yields for such investments decline. Based on the these factors, as of December 31, 2024, management believes the unrealized losses detailed in the table above are temporary and, accordingly, none of these unrealized losses have been recognized in the Company’s consolidated statement of income.

There were no held to maturity security sales in 2024 or 2023.

Farmers and Merchant’s Bancshares, Inc.
Notes to Consolidated Financial Statements
(Amounts in thousands except per share data)

4.	Related Party Transactions

Certain executive officers and directors of the Company, including members of their immediate families and related companies were indebted to the Company during 2024 and 2023. The loans were made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with borrowers who are not related to the Company. During the years ended December 31, 2024 and 2023, the activity of these loans was as follows:

	2024	2023

Balance, beginning of year	$11,479	$12,228
Additions	-	178
Amounts collected	(1,019)	(927)
Balance, end of year	$10,460	$11,479

Unused lines of credit to related parties totaled $558.0 thousand and $58.0 thousand at December 31, 2024 and 2023, respectively.

Letters of credit issued to related parties totaled $15.8 thousand at December 31, 2024 and 2023.

Deposits at the Company from related parties totaled $7.1 million and $8.3 million at December 31, 2024 and 2023, respectively.

Payments to companies controlled by directors totaled $22.6 thousand in 2024 and $6.5 thousand in 2023.

5.	Loans and allowance for credit losses

Major categories of loans at December 31, 2024 and 2023 are as follows:

(Dollars in Thousands)	2024	2023

Real estate:
Commercial	$398,126	$361,942
Construction/Land development	27,357	20,446
Residential	111,898	112,790
Commercial	50,405	32,823
Consumer	176	165
	587,962	528,166
Less: Allowance for credit losses	4,260	4,284
Deferred origination fees net of costs	709	574
	$582,993	$523,308

Farmers and Merchant’s Bancshares, Inc.
Notes to Consolidated Financial Statements
(Amounts in thousands except per share data)

5.	Loans and allowance for credit losses (continued)

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

Farmers and Merchant’s Bancshares, Inc.
Notes to Consolidated Financial Statements
(Amounts in thousands except per share data)

5.	Loans and allowance for credit losses (continued)

The following tables present the amortized cost basis of loans on nonaccrual status and loans past 90 days or more still accruing as of December 31, 2024 and 2023:

	Nonaccrual	Nonaccrual	Loans Past
	With No	With	Due 90 Days
	Allowance	Allowance	or More and
(Dollars in thousands)	for Credit Loss	for Credit Loss	Still Accruing
December 31, 2024
Real estate:
Commercial	$-	$2,440	$-
Construction and land development	-	-	-
Residential	-	-	-
Commercial	-	-	-
Consumer	-	-	-
	$-	$2,440	$-

December 31, 2023
Real estate:
Commercial	$-	$503	$-
Construction and land development	-	-	-
Residential	-	-	-
Commercial	-	152	-
Consumer	-	-	-
	$-	$655	$-

The Company did not recognize any interest income on nonaccrual loans during the year ended December 31, 2024 or the year ended December 31, 2023.

At December 31, 2024, the Company had three non-accrual commercial real estate loan totaling $2,440.5 thousand. Gross interest income of $25.0 thousand would have been recorded in 2024 if these non-accrual loans had been current and performing in accordance with the original terms. The Company allocated $360.0 thousand of its allowance for credit losses to these non-accrual loans.

At December 31, 2023, the Company had one non-accrual commercial real estate loan totaling $503.0 thousand and one non-accrual commercial loan totaling $152.4 thousand. The commercial loan was secured by business assets and a personal guaranty. Gross interest income of $45.9 thousand would have been recorded in 2023 if these non-accrual loans had been current and performing in accordance with the original terms. The Company allocated $450.0 thousand of its allowance for credit losses to these non-accrual loans.

Farmers and Merchant’s Bancshares, Inc.
Notes to Consolidated Financial Statements
(Amounts in thousands except per share data)

5.	Loans and allowance for credit losses (continued)

An age analysis of past due loans, segregated by class of loans, as of year-end, is as follows:

			90 Days				Past Due 90
(Dollars in thousands)	30 - 59 Days	60 - 89 Days	or More	Total		Total	Days or More
December 31, 2024	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing

Real estate:
Commercial	$-	$-	$404	$404	$397,722	$398,126	$-
Construction and land development	-	-	-	-	27,357	27,357	-
Residential	-	270	-	270	111,628	111,898	-
Commercial	-	-	-	-	50,405	50,405	-
Consumer	-	-	-	-	176	176	-
Total	$-	$270	$404	$674	$587,288	$587,962	$-

December 31, 2023
Real estate:
Commercial	$-	$-	$503	$503	$361,440	$361,942	$-
Construction and land development	-	-	-	-	20,446	20,446	-
Residential	161	-	-	161	112,628	112,790	-
Commercial	-	-	152	152	32,671	32,823	-
Consumer	1	-	-	1	164	165	-
Total	$162	$-	$655	$817	$527,348	$528,166	$-

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of December 31, 2024 and 2023:

(Dollars in thousands)	2024	2023
Real estate:
Commercial	$2,440	$2,515
Residential	270	276
Commercial	-	152
	$2,710	$2,943

From time to time, loans to borrowers experiencing financial difficulty may be modified. Generally, the modifications we grant are extensions of terms, deferrals of payments for an extended period or interest rate reductions. Occasionally, we may modify a loan by providing principal forgiveness. In some cases, we will modify a loan by providing multiple types, or combinations, of concessions.

Farmers and Merchant’s Bancshares, Inc.
Notes to Consolidated Financial Statements
(Amounts in thousands except per share data)

5.	Loans and allowance for credit losses (continued)

The following table presents the amortized cost basis of loans at December 31, 2024 that were both experiencing financial difficulty and modified during the year ended December 31, 2024, by class and type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of loans is also presented below. There was one modification to a borrower experiencing financial difficulty during the year ended December 31, 2024. The term of the loan was extended by three months. The loan was not delinquent at December 31, 2024 and was not in default.

	2024
		Total Class
	Term	of Financing
(Dollars in thousands)	Extension	Receivable

Commercial real estate	$2,038	0.51%

Total	$2,038	0.35%

Accrued interest receivable on loans totaled $1.9 million and $1.5 million as of December 31, 2024 and 2023, respectively, and is included accrued interest receivable on the balance sheet.

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

Farmers and Merchant’s Bancshares, Inc.
Notes to Consolidated Financial Statements
(Amounts in thousands except per share data)

5.	Loans and allowance for credit losses (continued)

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

Doubtful

A doubtful loan has all the weaknesses inherent as a substandard loan with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Loans by credit grade, segregated by loan type, at year-end, are as follows:

Farmers and Merchant’s Bancshares, Inc.
Notes to Consolidated Financial Statements
(Amounts in thousands except per share data)

5.	Loans and allowance for credit losses (continued)

Loans by credit grade, segregated by loan type, at year-end, are as follows:

		Term Loans Amortized Cost Basis by Origination
		As of December 31, 2024
							Revolving
	2024	2023	2022	2021	2020	Prior	Loans	Total
Commercial Real Estate

Pass	$63,427	$26,745	$69,261	$54,346	$19,727	$151,876	$3,559	$388,941
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	9,185	-	9,185
Doubtful	-	-	-	-	-	-	-	-
Total	$63,427	$26,745	$69,261	$54,346	$19,727	$161,061	$3,558	$398,126
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Construction and Land Development

Pass	$14,710	$3,365	$1,568	$1,443	$930	$5,341	$-	$27,357
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$14,710	$3,365	$1,568	$1,443	$930	$5,341	$-	$27,357
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Residential Real Estate

Pass	$12,385	$10,592	$18,474	$9,363	$7,084	$44,409	$7,985	$110,292
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	1,582	24	1,606
Doubtful	-	-	-	-	-	-	-	-
Total	$12,385	$10,592	$18,474	$9,363	$7,084	$45,991	$8,009	$111,898
Charge-offs	$-	$-	$-	$-	$-	$5	$-	$5

Commercial

Pass	$9,928	$5,017	$5,675	$2,632	$472	$467	$21,040	$45,231
Special Mention	4,674	-	-	-	-	-	-	4,674
Substandard	-	-	-	-	-	500	-	500
Doubtful	-	-	-	-	-	-	-	-
Total	$14,602	$5,017	$5,675	$2,632	$472	$967	$21,040	$50,405
Charge-offs	$-	$-	$-	$-	$-	$152	$-	$152

Consumer

Pass	$106	$55	$9	$-	$3	$-	$-	$176
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	2	-	1	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$106	$57	$9	$1	$3	$-	$-	$176
Charge-offs	$-	$5	$-	$-	$-	$5	$-	$5

Aggregate total

Pass	$100,556	45,774	94,987	67,784	28,216	202,093	32,584	571,994
Special Mention	4,674	-	-	-	-	-	-	4,674
Substandard	-	2	-	1	-	11,267	24	11,294
Doubtful	-	-	-	-	-	-	-	-
Total	$105,230	45,776	94,987	67,785	28,216	213,360	32,608	587,962
Charge-offs	$-	$-	$-	$-	$-	$162	$-	$162

Farmers and Merchant’s Bancshares, Inc.
Notes to Consolidated Financial Statements
(Amounts in thousands except per share data)

5.	Loans and allowance for credit losses (continued)

	Term Loans Amortized Cost Basis by Origination
	As of December 31, 2023
							Revolving
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Loans	Total
Commercial Real Estate

Pass	$27,502	$73,945	$54,974	$20,540	$25,102	$147,755	$2,693	$352,511
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	9,431	-	9,431
Doubtful	-	-	-	-	-	-	-	-
Total	$27,502	$73,945	$54,974	$20,540	$25,102	$157,186	$2,694	$361,942
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Construction and Land Development

Pass	$3,359	$6,519	$4,623	$643	$309	$4,993	$-	$20,446
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$3,359	$6,519	$4,623	$643	$309	$4,993	$-	$20,446
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Residential Real Estate

Pass	$10,109	$18,603	$9,871	$6,793	$16,219	$40,016	$9,502	$111,113
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	1,677	-	1,677
Doubtful	-	-	-	-	-	-	-	-
Total	$10,109	$18,603	$9,871	$6,793	$16,219	$41,693	$9,502	$112,790
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial

Pass	$7,017	$8,074	$3,264	$1,225	$885	$910	$11,295	$32,671
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	152	-	-	152
Doubtful	-	-	-	-	-	-	-	-
Total	$7,017	$8,074	$3,264	$1,225	$1,037	$910	$11,295	$32,823
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Consumer

Pass	$92	$33	$4	$5	$7	$0	$-	$141
Special Mention	-	-	-	-	-	-	-	-
Substandard	6	-	2	-	-	-	-	8
Doubtful	-	-	-	-	-	-	16	16
Total	$98	$33	$6	$5	$7	$0	$16	$165
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Aggregate total

Pass	$48,080	$107,175	$72,736	$29,206	$42,522	$193,674	$23,491	$516,882
Special Mention	-	-	-	-	-	-	-	-
Substandard	6	-	2	-	152	11,108	-	11,268
Doubtful	-	-	-	-	-	-	16	16
Total	$48,086	$107,175	$72,738	$29,206	$42,674	$204,782	$23,507	$528,166
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Farmers and Merchant’s Bancshares, Inc.
Notes to Consolidated Financial Statements
(Amounts in thousands except per share data)

5.	Loans and allowance for credit losses (continued)

The following tables detail activity in the allowance for credit losses by portfolio for the years ended December 31, 2024 and 2023. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

						Allowance for credit losses ending		Outstanding loan balances
		Provision for				balance evaluated for impairment:		evaluated:
(Dollars in thousands)	Beginning	(recovery of)	Charge		Ending
December 31, 2024	balance	credit losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$2,448	$33	$-	$-	$2,481	$360	$2,122	$2,440	$395,686
Construction and	-	-	-	-	-	-	-	-	-
land development	253	225	-	-	478	-	478	-	27,357
Residential	1,013	(281)	(5)	24	751	-	751	270	111,898
Commercial	494	171	(152)	-	513	-	512	-	50,405
Consumer	2	7	(5)	-	4	-	4	-	176
Unallocated	74	(41)	-	-	33	-	33	-	-
	$4,284	$114	$(162)	$24	$4,260	$360	$3,899	$2,710	$585,253

							Allowance for credit losses ending		Outstanding loan balances
			Provision for				balance evaluated for impairment:		evaluated:
(Dollars in thousands)	Beginning	Impact of ASC	(recovery of)	Charge		Ending
December 31, 2023	balance	326 Adoption	credit losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$2,816	$(448)	$80	$-	$-	$2,448	$298	$2,152	$2,515	$359,427
Construction and	-	-	-	-	-	-	-	-	-	-
land development	165	277	(201)	-	12	253	-	253	-	20,446
Residential	794	509	(677)	-	387	1,013	-	1,013	276	112,514
Commercial	338	134	22	-	-	494	152	341	152	32,671
Consumer	5	(5)	2	-	-	2	-	2	-	165
Unallocated	31	(31)	74	-	-	74	-	74	-	-
	$4,149	$436	$(700)	$-	$399	$4,284	$450	$3,835	$2,943	$525,223

Farmers and Merchant’s Bancshares, Inc.
Notes to Consolidated Financial Statements
(Amounts in thousands except per share data)

5.	Loans and allowance for credit losses (continued)

Loans acquired from Carroll Community Bank in 2020 were measured at fair value at the acquisition date with no carryover of any allowance for credit losses. The following table provides activity for the accretable credit discount of purchased loans:

(Dollars in thousands)
Balance at December 31, 2023	$539
Accretion	(253)
Balance at December 31, 2024	$286

The nonaccretable difference on purchased credit impaired loans was $0 for December 31, 2024 and 2023. At December 31, 2024, the remaining yield premium on purchased loans was $270 thousand. Yield premium amortization was $239 thousand and $370 thousand in 2024 and 2023, respectively. At December 31, 2024, the principal balance of purchased loans was $62.56 million and the carrying value was $62.54 million.

The following table details activity in the allowance for credit losses on unfunded loan commitments:

2024

Balance at December 31, 2023	$228
Provision for credit losses	12
Balance at December 31, 2024	$240

2023

Balance at December 31, 2022	$-
Impact of adopting ASC 326	82
Provision for credit losses	146
Balance at December 31, 2023	$228

Farmers and Merchant’s Bancshares, Inc.
Notes to Consolidated Financial Statements
(Amounts in thousands except per share data)

5.	Loans and allowance for credit losses (continued)

The following table provides a summary of all of the components of the allowance for credit losses:

	Year Ended December 31, 2024
(Dollars in thousands)	Held to maturity securities	Loans	Unfunded loan commitments	Total

Beginning balance	$36	$4,284	$228	$4,548
Provision for (recovery of) credit losses	24	114	12	150
Charge-offs	-	(162)	-	(162)
Recoveries	-	24	-	24
Ending balance	$60	$4,260	$240	$4,560

	Year Ended December 31, 2023
(Dollars in thousands)	Held to maturity securities	Loans	Unfunded loan commitments	Total

Beginning balance	$-	$4,149	$-	$4,149
Impact of adopting ASC 326	52	436	82	569
Provision for (recovery of) credit losses	(16)	(700)	146	(570)
Charge-offs	-	-	-	-
Recoveries	-	399	-	399
Ending balance	$36	$4,284	$228	$4,548

Loans having an aggregate balance of approximately $502.3 million were pledged as collateral to the FHLB as of December 31, 2024. Loans having an aggregate balance of approximately $85.1 million were pledged as collateral to the Federal Reserve Bank of Richmond (the “FRB”) as of December 31, 2024. At December 31, 2024 and 2023, the Company serviced participation loans for others totaling $17.7 million and $15.5 million, respectively.

Farmers and Merchant’s Bancshares, Inc.
Notes to Consolidated Financial Statements
(Amounts in thousands except per share data)

5.	Loans and allowance for credit losses (continued)

The Company makes loans to customers located primarily in Baltimore County and Carroll County, Maryland and in surrounding areas of northern Maryland. Although management believes that the loan portfolio is diversified, many loans are secured by real estate and its performance will be influenced by the economy of the region, including local real estate markets.

6.	Premises and Equipment

A summary of premises and equipment is as follows:

(Dollars in thousands)	Useful lives (in years)			2024	2023

Land and improvements		-		$2,603	$2,603
Buildings and improvements	15	-	39	7,434	6,718
Furniture and equipment	3	-	10	6,029	5,443
				16,066	14,764
Accumulated depreciation and amortization				8,717	8,181
				$7,349	$6,583

Depreciation and amortization expense				$559	$467

Software with a net book value of $939.0 thousand and $66.4 thousand as of December 31, 2024 and 2023, respectively, is included in other assets. Amortization expense of $77.4 thousand and $43.5 thousand was recorded in 2024 and 2023, respectively.

7.	Goodwill and Other Intangibles

The Merger resulted in the recording of goodwill and CDI. The following table presents the changes in both assets:

	Goodwill	CDI	Total
(Dollars in thousands)

Balance at December 31, 2022	$6,978	$64	$7,042
Amortization	-	(8)	(8)
Balance at December 31, 2023	6,978	56	7,034
Amortization	-	(8)	(8)
Balance at December 31, 2024	$6,978	$48	$7,026

The CDI is being amortized over 10 years on a straight-line basis. Annual amortization will be $8,328 per year and $6,246 in year 10. Since the Merger was a tax-free reorganization, neither the goodwill nor CDI is deductible for income tax purposes. A goodwill impairment analysis is performed annually as of December 31, 2024.

Farmers and Merchant’s Bancshares, Inc.
Notes to Consolidated Financial Statements
(Amounts in thousands except per share data)

8.	Commitments and Contingencies

Lease Commitments

The Company has an operating lease for the land on which the Hampstead branch is located. The initial term of the lease expired on September 30, 2009 and the lease was renewed for three five year terms with an expiration date of September 30, 2024. The lease has options to renew for five additional consecutive five- year terms. Effective in July 2012, the Company entered into an operating lease for certain facilities where the Greenmount branch is located. The initial term of the lease was for five years and, effective January 2018, the lease has been renewed for one five-year term with an option to renew for an additional five-year term. The Company entered into an operating lease for the corporate headquarters in June 2015. In July 2019, the lease was amended to increase the amount of space. The lease was renewed in June 2020 with options to renew for three additional consecutive five year terms. In May 2018, the Company entered into a lease for its Carroll Lutheran Village branch with a term of five years and the option to renew for two additional five year terms. In December 2023, the Company entered into a lease for its Towson office with a term of five years with an option to renew for two five-year terms.

The following table shows operating lease right of use assets and operating lease liabilities as of December 31, 2024:

	Consolidated Balance
(Dollars in thousands)	Sheet classification	December 31, 2024	December 31, 2023
Operating lease right of use asset	Other assets	$1,285	$794
Operating lease liabilities	Other liabilities	$1,506	$1,010

Operating lease cost included in occupancy expense in the statement of income was $285.6 thousand during 2024 and $184.3 thousand during 2023.

Future undiscounted lease payments for operating leases with initial terms of one year or more as of December 31, 2024 are as follows:

($000s)
Year	Amount

2025	$324
2026	334
2027	344
2028	272
2029	234
Thereafter	432
Total lease payments	1,940
Less imputed interest	(434)
Present value of operating lease liabilities	$1,506

For operating leases as of December 31, 2024, the weighted average remaining lease term is 6.58 years and the weighted average discount rate is 3.72%. During the years ended December 31, 2024 and 2023, cash paid for amounts included in the measurement of lease liabilities was $280.3 thousand and $190.9 thousand, respectively.

Farmers and Merchant’s Bancshares, Inc.
Notes to Consolidated Financial Statements
(Amounts in thousands except per share data)

8.	Commitments and Contingencies (continued)

Outstanding loan commitments, unused lines of credit, and letters of credit as of December 31, were as follows:

(Dollars in thousands)	2024	2023

Loan commitments
Construction and land development	$532	$8,575
Commercial	7,250	17,877
Commercial real estate	24,062	7,278
Residential	405	2,195
	$32,249	$35,925

Unused lines of credit
Home-equity lines	$17,505	$11,396
Commercial lines	49,249	46,610.69
	$66,754	$58,007

Letters of credit	$1,836	$1,339

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

Insurance Reserves

Until November 6, 2022, through reinsurance and pooling arrangements, the Insurance Subsidiary insured risks of the Bank (primarily professional liability) that were not available in typical commercially available policies. In addition, the Insurance Subsidiary, as one protected cell of a protected cell captive insurance company, is responsible for a portion of all claims filed by the other captive insurance companies that participate in the pool in which the Insurance Subsidiary participates. The Company records liabilities for claims incurred but not reported based on historical loss information and claim emergence patterns. Total liabilities related to Insurance Subsidiary claims at December 31, 2024 and 2023 were $239.9 thousand and $332.4 thousand, respectively, and are included in other liabilities in the Consolidated Balance Sheet. The Bank did not renew the policy through the Insurance Subsidiary after the previous policy expired on November 6, 2022. The Bank may renew the policy at a later date.

Farmers and Merchant’s Bancshares, Inc.
Notes to Consolidated Financial Statements
(Amounts in thousands except per share data)

8.	Commitments and Contingencies (continued)

Retirement Plans

The Company has a profit sharing plan qualifying under Section 401(k) of the Internal Revenue Code. All employees age 21 or more with six months of service are eligible for participation in the plan. The Company matches employee contributions up to 4% of total compensation and may make additional discretionary contributions. Employee and employer contributions are 100% vested when made. The Company’s contributions to this plan were $276.3 thousand and $261.3 thousand for 2024 and 2023, respectively.

The Company has entered into agreements with 12 employees to provide certain life insurance benefits payable in connection with policies of life insurance on those employees that are owned by the Company. Each of the agreements provides for the amount of death insurance benefits to be paid to beneficiaries of the insured. Some of the policies provide benefits subsequent to the employee’s employment with the Company. For this plan, the Company expensed $7.9 thousand and $7.3 thousand in 2024 and 2023, respectively.

The Company adopted supplemental executive retirement plans for four of its executives. The plans provide cash compensation to the executive officers under certain circumstances, including a separation of service. The benefits vest over the period from adoption to a specified age for each executive. The Company recorded expenses, including interest, of $264.9 thousand and $165.8 thousand in 2024 and 2023, respectively, for these plans.

Retirement plan expenses are included in employee benefits on the Consolidated Statements of Income.

9.	Interest-Bearing Deposits

Major classifications of interest-bearing deposits are as follows:

(Dollars in thousands)	2024	2023

NOW	$120,907	$137,734
Money market	67,371	71,517
Savings	79,084	86,015
Certificates of deposit, greater than $250,000	61,647	63,400
Other time deposits	322,600	207,012
	$651,609	$565,678

As of December 31, 2024, certificates of deposit mature as follows:

(Dollars in thousands)
Year	Amount

2025	$340,580
2026	14,818
2027	1,673
2028	27,052
2029	124
$384,247

Farmers and Merchant’s Bancshares, Inc.
Notes to Consolidated Financial Statements
(Amounts in thousands except per share data)

9.	Interest-Bearing Deposits (continued)

In connection with the Merger, the Company recognized a certificate of deposit premium of $616.4 thousand, which is being accreted using the interest method based upon the maturity of each certificate of deposit. Accretion of $4.8 thousand and $69.8 thousand were recorded in 2024 and 2023, respectively.

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

On September 30, 2020, Farmers and Merchants Bancshares, Inc. borrowed $17.0 million from First Horizon Bank (“FHN”) to be used, on October 1, 2020, to fund a portion of the merger consideration paid in the Merger. Net of issuance costs of $28.1 thousand, the proceeds of the net long-term debt were $16.9 million. The loan matures on September 30, 2025. The interest rate on the loan is fixed at 4.10%. The Company made quarterly interest-only payments through October 1, 2021. During the remaining term of the loan, the Company is required to make quarterly interest and principal payments of approximately $646.5 thousand, which is based on a nine-year straight-line amortization schedule. The remaining balance of approximately $9.9 million will be due at maturity. To secure its obligations under this loan, the Company pledged all of its shares of common stock of the Bank to FHN.

Securities sold under agreements to repurchase represent overnight borrowings from customers. Securities owned by the Company which are used as collateral for these borrowings are primarily U.S. government agency securities.

Specific information about the Company’s borrowings and contractual obligations is set forth in the following table:

(Dollars in thousands)		2024	2023
Amount oustanding at year-end:
Securities sold under repurchase agreements		$5,564	$6,760
Federal Home Loan Bank advances		5,000	5,000
Federal Home Loan Bank advances mature in:	2025	5,000	5,000

Federal Reserve Bank advances mature in:	2024	-	33,000

Long-term debt (net of issuance costs)		11,329	13,212

Weighted average rate paid at year-end:
Securites sold under repurchase agreements		1.25%	1.25%
Federal Home Loan Bank advances		1.00%	1.00%
Federal Reserve Bank advances		0.00%	4.83%
Long-term debt		4.10%	4.10%

Average rate paid during the year ended December 31:
Securites sold under repurchase agreements		1.26%	0.90%
Federal Home Loan Bank advances		1.96%	3.57%
Federal Reserve Bank advances		4.75%	5.31%
Long-term debt		4.19%	4.10%

Farmers and Merchant’s Bancshares, Inc.
Notes to Consolidated Financial Statements
(Amounts in thousands except per share data)

10.	Borrowed Funds (continued)

The Company is approved to borrow approximately $70.4 million against eligible pledged single family residential loans, eligible pledged multi-family loans, eligible pledged commercial loans, and eligible pledged securities under a secured line of credit with the FHLB. In addition, the Company has a facility with the FRB whereby the Company can borrow up to $32.5 million. Additionally, the Bank had $23.5 million available through unsecured and secured lines of credit with correspondent banks.

11.	Income Taxes

The components of income tax expense are as follows:

(Dollars in thousands)	2024	2023
Current
Federal	$740	$1,173
State	234	452
	974	1,625
Deferred tax expense	257	392
	$1,231	$2,017

The components of the deferred tax expense are as follows:

(Dollars in thousands)	2024	2023
Depreciation	$273	$(14)
Insurance proceeds for storm damage	39	1
Provision for credit losses on loans	7	52
Provision for credit losses on held to maturity securities	(7)	5
Provision for credit losses on unfunded commitments	(3)	(40)
Other real estate owned allowance for loss	(18)	388
Nonaccrual interest	8	(4)
Write-down of equity securities	(1)	1
Lease liability, net of right of use asset	(2)	2
Purchase accounting adjustments	2	23
Stock compensation	-	(1)
Post-retirement benefits	(41)	(21)
	$257	$392

Farmers and Merchant’s Bancshares, Inc.
Notes to Consolidated Financial Statements
(Amounts in thousands except per share data)

11.	Income Taxes (continued)

The components of the net deferred tax asset are as follows:

(Dollars in thousands)	2024	2023
Deferred tax assets
Allowance for credit losses on loans	$1,172	$1,179
Allowance for credit losses on held to maturity securities	17	10
Allowance for credit losses on unfunded commitments	66	63

Other real estate owned allowance for loss	65	47
Derivatives	(155)	443
Nonaccrual interest	114	122
Post-retirement benefits	758	717
Unrealized loss on securities available for sale	6,358	6,210
Lease liability, net of right of use asset	61	59
Other	23	19.83
	8,479	8,870
Deferred tax liabilities
Purchase accounting adjustments	8	6
Depreciation	623	350
Insurance proceeds from storm damage	226	187
Other	16	15
	873	558
Net deferred tax asset	$7,606	$8,312

The differences between the federal income tax rate in effect each year and the effective tax rate for the Company are reconciled as follows:

	2024	2023
Statutory federal income tax rate	21.0%	21.0%
Increase (decrease) resulting from:
Federal tax-exempt income	(3.6)	(2.3)
State income taxes, net of federal income tax benefit	5.8	5.8
Other	(0.8)	(0.6)
	22.4%	23.9%

Included in Federal tax-exempt income is the insurance premium revenue of the Insurance Subsidiary.

Farmers and Merchant’s Bancshares, Inc.
Notes to Consolidated Financial Statements
(Amounts in thousands except per share data)

11.	Income Taxes (continued)

The Internal Revenue Service (the “IRS”) recently audited our fiscal year 2016, 2017 and 2018 U.S. consolidated federal tax returns. As part of its audits, the IRS reviewed the deductions related to, and the income generated by, the Insurance Subsidiary. Following the completion of these audits, the IRS notified the Company that it disagrees with our tax treatment of the Insurance Subsidiary. The Company has appealed the determination, and management believes that it is more than likely that the Company will prevail in that appeal. If we do not prevail in our appeal to this decision, then we could be required to pay taxes, interest, and penalties totaling approximately $2.0 million as of December 31, 2024 for the tax years under appeal. In addition, the IRS is auditing our fiscal year 2019, 2020 and 2021 U.S. consolidated federal tax returns. Although the IRS has not completed these audits, the IRS has notified the Company that it disagrees with our tax treatment of the Insurance Subsidiary. The Company plans to appeal the determination, and management believes that it is more than likely that the Company will prevail in that appeal. If we do not prevail in our appeal of this decision, then we may be required to amend the applicable tax return and pay additional taxes, interest, fines and/or penalties totaling approximately $1.6 million as of December 31, 2024 for the tax years under audit. For all six years under audit, if we do not prevail, the total additional taxes, interest, fines and/or penalties would be approximately $3.6 million. In light of the foregoing, a reserve for uncertain tax positions has not been recorded.

The Company does not have other material uncertain tax positions and did not recognize any adjustments for unrecognized tax benefits. The Company remains subject to examination of income tax returns for the years ending after December 31, 2021.

12.	Capital Standards

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

Farmers and Merchant’s Bancshares, Inc.
Notes to Consolidated Financial Statements
(Amounts in thousands except per share data)

12.	Capital Standards (continued)

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

The following table presents actual and required capital ratios as of December 31, 2024 and 2023, for the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2024 and 2023, based on the provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

As of December 31, 2024 the most recent notification from the FDIC has categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain ratios as set forth in the table. There have been no conditions or events since that notification that management believes have changed the Bank’s category. Capital ratios of the Company are substantially the same as the Bank’s.

Farmers and Merchant’s Bancshares, Inc.
Notes to Consolidated Financial Statements
(Amounts in thousands except per share data)

12.	Capital Standards (continued)

The FDIC, through formal or informal agreement, has the authority to require an institution to maintain higher capital ratios than those provided by statute, to be categorized as well capitalized under the regulatory framework for prompt corrective action. The following table presents actual and required capital ratios as of December 31, 2024 and 2023, for the Bank under the Basel III Capital Rules.

			Minimum		To Be Well
(Dollars in thousands)	Actual		Capital Adequacy		Capitalized
December 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$81,161	12.37%	$68,910	10.50%	$65,628	10.00%
Tier 1 capital (to risk-weighted assets)	76,601	11.67%	55,784	8.50%	52,503	8.00%
Common equity tier 1 (to risk- weighted assets)	76,601	11.67%	45,940	7.00%	42,658	6.50%
Tier 1 leverage (to average assets)	76,601	9.12%	33,580	4.00%	41,974	5.00%

December 31, 2023

Total capital (to risk-weighted assets)	$79,988	13.45%	$62,437	10.50%	$59,464	10.00%
Tier 1 capital (to risk-weighted assets)	75,440	12.69%	50,544	8.50%	47,571	8.00%
Common equity tier 1 (to risk- weighted assets)	75,440	12.69%	41,625	7.00%	38,651	6.50%
Tier 1 leverage (to average assets)	75,440	9.42%	32,051	4.00%	40,063	5.00%

Farmers and Merchant’s Bancshares, Inc.
Notes to Consolidated Financial Statements
(Amounts in thousands except per share data)

13.	Derivative Financial Instruments

The Company utilizes interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and other terms of the individual interest rate swap agreements.

Fair Value Hedges: Interest rate swaps with notional amounts totaling $75.3 million and $59.8 million as of December 31, 2024 and 2023, respectively, were designated as fair value last of layer hedges of certain government agency mortgage backed securities. There were no interest rate swaps prior to 2023. The hedges were determined to be effective during all periods presented. The Company expects the hedges to remain effective during the remaining terms of the swaps.

The following table presents the amounts recorded on the balance sheet related to cumulative basis adjustments for fair value hedges at December 31, 2024 and 2023:

Line item in		Carrying		Carrying
the balance sheet	Carrying	amount of fair	Carrying	amount of fair
in which the	amount of the	value hedging	amount of the	value hedging
hedged item is	hedged assets	adjustment	hedged assets	adjustment
included	December 31, 2024	December 31, 2024	December 31, 2023	December 31, 2023

Securities available for sale	$103,174	$556	$69,921	$(1,609)

The Company presents derivative positions gross on the balance sheet. The following table reflects the derivatives recorded on the balance sheet at December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
	Fair	Fair
	Value	Value

Included in other assets:
Derivatives designated as hedges:
Interest rate swaps related to securities available for sale	$626	$-

Total included in other assets	$626	$-

Included in other liabilities:
Derivatives designated as hedges:
Interest rate swaps related to securities available for sale	$28	$1,564

Total included in other liabilities	$28	$1,564

Farmers and Merchant’s Bancshares, Inc.
Notes to Consolidated Financial Statements
(Amounts in thousands except per share data)

13.	Derivative Financial Instruments (continued)

The effect of fair value hedge accounting on the statement of income for the years ended December 31, 2024 and 2023 is as follows:

Fair Value Hedging Relationships

Total amounts of income and expense line items presented in the statements of income in which the effects of the fair value hedge is recorded are as follows:

	Year Ended December 31, 2024	Year Ended December 31, 2023
	Interest	Interest
	Income	Income

The effects of fair value hedging:
Gain on fair value hedging relationships:
Hedged items	$(16)	$46
Interest rate contracts designated as hedging instruments	784	326
Net gain on fair value hedging relationships included in interest income from investment securities - taxable	$768	$372

14.	Fair Value

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

Farmers and Merchant’s Bancshares, Inc.
Notes to Consolidated Financial Statements
(Amounts in thousands except per share data)

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

Farmers and Merchant’s Bancshares, Inc.
Notes to Consolidated Financial Statements
(Amounts in thousands except per share data)

14.	Fair Value (continued)

The following table summarizes financial assets measured at fair value on a recurring and nonrecurring basis as of December 31, 2024 and 2023, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Carrying Value:
(Dollars in thousands)
December 31, 2024	Level 1	Level 2	Level 3	Total

Recurring:
Available for sale securities
State and municipal	$-	$487	$-	$487
SBA pools	-	$629	-	629
Corporate bonds	-	$7,185	-	7,185
Mortgage-backed securities	-	$117,412	-	117,412
	$-	$125,713	$-	$125,713
Fair value hedge:
Hedging asset	$-	$626	$-	$626
Hedging liability	-	28	-	28
Net fair value hedge	$-	$598	$-	$598

Equity security at fair value
Mutual fund	$518	$-	$-	$518

Nonrecurring:
Other real estate owned, net	$-	$-	$1,176	$1,176
Collateral-dependent loans, net	$-	$-	$2,080	$2,080

Farmers and Merchant’s Bancshares, Inc.
Notes to Consolidated Financial Statements
(Amounts in thousands except per share data)

14.	Fair Value (continued)

	Carrying Value:
(Dollars in thousands)
December 31, 2023	Level 1	Level 2	Level 3	Total

Recurring:
Available for sale securities
State and municipal	$-	$485	$-	$485
SBA pools	-	767	-	767
Corporate bonds	-	8,570	-	8,570
Mortgage-backed securities	-	154,263	-	154,263
	$-	$164,085	$-	$164,085

Fair value hedge	$-	$(1,564)	$-	$(1,564)

Equity security at fair value
Mutual fund	$507	$-	$-	$507

Nonrecurring:
Other real estate owned, net	$-	$-	$1,242	$1,242
Collateral-dependent loans, net	$-	$-	$205	$205

The following table provides information describing the unobservable inputs used in level 3 fair value measurements at December 31, 2024 and 2023 (Dollars in thousands):

Description of Asset	Fair Value	Valuation technique	Unobservable Inputs	Range (Average)
Collateral-dependent loans	$2,080	Third party appraisals and in-house real estate valuations of fair value	Marketability/selling costs and current market conditions	0%	to	20%	(10%)

Other real estate owned	$1,176	Third party appraisals and in-house real estate valuations of fair value	Marketability/selling costs and current market conditions	0%	to	10%	(5%)

Farmers and Merchant’s Bancshares, Inc.
Notes to Consolidated Financial Statements
(Amounts in thousands except per share data)

14.	Fair Value (continued)

Description of Asset	Fair Value	Valuation technique	Unobservable Inputs	Range (Average)
Collateral-dependent loans	$2,086	Third party appraisals and in-house real estate valuations of fair value	Marketability/selling costs and current market conditions	0%	to	20%	(10%)

Other real estate owned	$1,242	Third party appraisals and in-house real estate valuations of fair value	Marketability/selling costs and current market conditions	0%	to	10%	(5%)

Farmers and Merchant’s Bancshares, Inc.
Notes to Consolidated Financial Statements
(Amounts in thousands except per share data)

14.	Fair Value (continued)

The estimated fair value of financial instruments that are reported at amortized cost less allowance for credit losses and in the Company’s consolidated balance sheets and financial instruments reported at fair value, segregated by the level of the valuation inputs were as follows:

	December 31, 2024		December 31, 2023
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets
Level 1 inputs
Cash and cash equivalents	$64,659	$64,659	$44,690	$44,690
Level 2 inputs
Certificates of deposit in other banks	100	100	100	100
Accrued interest receivable	2,439	2,439	2,181	2,181
Securities available for sale	125,713	125,713	164,085	164,085
Securities held to maturity	17,156	15,589	17,293	16,193
Equity security	518	518	507	507
Mortgage loans held for sale	157	157	-	-
Restricted stock, at cost	921	921	864	864
Bank owned life insurance	15,324	15,324	14,931	14,931
Fair value hedge	626	626	-	-
Level 3 inputs	-	-	-	-
Securities held to maturity	3,343	3,343	2,870	2,870
Loans, net	582,993	572,346	523,308	507,138

Financial liabilities
Level 1 inputs
Noninterest-bearing deposits	$107,197	$107,197	$115,285	$115,285
Securities sold under repurchase agreements	5,564	5,564	6,760	6,760
Level 2 inputs
Interest-bearing deposits	651,609	654,346	565,678	566,925
Federal Home Loan Bank advances	5,000	4,957	5,000	4,754
Federal Reserve Bank advances	-	-	33,000	32,997
Long-term debt	11,329	11,066	13,212	12,428
Accrued interest payable	1,003	1,003	1,483	1,483
Fair value hedge	28	28	1,564	1,564

Farmers and Merchant’s Bancshares, Inc.
Notes to Consolidated Financial Statements
(Amounts in thousands except per share data)

15.	Stock-Based Compensation

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

During the year ended December 31, 2023, 2,000 fully vested shares of common stock and 3,000 restricted stock units (the “RSUs”) were granted to one executive officer. One-third of the RSUs vested on September 22, 2024, one-third will vest on September 22, 2025, and one-third will vest on September 22, 2026, provided that, in each case, the grantee is employed and in good standing with the Company on the applicable vesting date.

A summary of the Company’s restricted stock unit grant activity as of December 31, 2024 is shown below:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value per Share

Nonvested at January 1, 2024	3,000	18.54
Granted	-	-
Vested	1,000	18.54
Forefeited	-	-
Balance at December 31, 2024	2,000	18.54

The compensation cost charged to income in respect of awards granted under the Equity Plan was $18.0 thousand and $42.8 thousand for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, there was $31.8 thousand of unrecognized compensation cost related to the unvested RSUs, respectively, which are expected to be recognized over a period of 21 months.

16.	Segment information

The Company’s reportable segment is determined by the President, who is designated the chief operating decision maker, based upon information provided about the Company’s products and services offered, primarily banking operations. The segment is also distinguished by the level of information provided to the chief operating decision maker, who uses such information to review the performance of the various components of the business, which are then aggregated if operating performance, products & services, and customers are similar. The chief operating decision maker will evaluate the financial performance of the Company’s business components such as by evaluating revenue streams, significant expenses, and budget to actual results in assessing the Company’s segment and in the determination of allocating resources. The chief operating decision maker uses revenue streams to evaluate product pricing and significant expenses to assess performance and evaluate return on assets. The chief operating decision maker uses consolidated net income to benchmark the Company against its competitors. The benchmarking analysis coupled with monitoring of budget to actual results are used in assessment performance and in establishing compensation. Loans, investments, and deposits provide the revenues in the banking operation. Interest expense, provisions for credit losses, and payroll provide the significant expenses in the banking operation.

Farmers and Merchant’s Bancshares, Inc.
Notes to Consolidated Financial Statements
(Amounts in thousands except per share data)

17.	Parent Company Financial Information

The condensed financial statements for the Company (parent only) are presented below:

($000s)
December 31,	2024	2023

Assets

Cash and cash equivalents	$19	$70
Investment in subsidiaries	67,644	65,314
Other assets	125	145
	$67,788	$65,529

Liabilities and Stockholders' Equity

Long-term debt	$11,329	$13,212
Accrued interest payable	119	139
Other liabilities	68	-
	11,516	13,351
Stockholders' equity
Common stock, par value $.01 per share, authorized 5,000,000 shares; issued and outstanding 3,166,653 in 2024 and 3,116,966 in 2023	32	31
Additional paid-in capital	31,136	30,398
Retained earnings	41,613	39,433
Accumulated other comprehensive loss	(16,509)	(17,684)
	56,272	52,178
	$67,788	$65,529

Farmers and Merchant’s Bancshares, Inc.
Notes to Consolidated Financial Statements
(Amounts in thousands except per share data)

17.	Parent Company Financial Information (continued)

Statements of Income
($000s)
Years Ended December 31,	2024	2023

Income
Cash dividends from subsidiaries	$3,598	$2,880
Total income	3,598	2,880

Interest expense - long-term debt	(508)	(585)
Noninterest expense	(92)	(89)

Income before income taxes and equity in undistributed income of subsidiaries	2,998	2,206
Income tax (benefit)	(125)	(141)
Income before equity in undistributed income of subsidiaries	3,123	2,347
Dividends in excess of income of insurance subsidiary	-	-
Equity in undistributed income of insurance subsidiary	-	72
Equity in undistributed income of bank subsidiary	1,155	3,999
Net Income	$4,278	$6,418

Farmers and Merchant’s Bancshares, Inc.
Notes to Consolidated Financial Statements
(Amounts in thousands except per share data)

17.	Parent Company Financial Information (continued)

Statements of Cash Flows
(Dollars in thousands)
Years Ended December 31,	2024	2023

Cash flows from operating activities
Net Income	$4,278	$6,418
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(1,155)	(4,072)
Decrease in accrued interest payable	(20)	(19)
Amortization of debt issuance costs	6	6
Stock based compensation	18	43
Change in income tax receivable	20	13
Increase in other liabilities	68	-
Dividend received in excess of income of insurance subsidiary	-	-
Cash provided by operating activities	3,215	2,389

Cash flows from investing activities
Cash used in investing activities	-	-

Cash flows from financing activities
Long-term debt	(1,889)	(1,889)
Dividends paid, net of reinvestments	(1,377)	(1,236)
Cash used in financing activities	(3,266)	(3,125)

Net decrease in cash and cash equivalents	(51)	(736)

Cash and cash equivalents at beginning of period	70	806
Cash and cash equivalents at end of period	$19	$70

18.	Litigation

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

An evaluation of the effectiveness of these disclosure controls as of December 31, 2024 was carried out under the supervision and with the participation of the Company’s management, including the PEO and the PFO. Based on that evaluation, the Company’s management, including the PEO and the PFO, has concluded that the Company’s disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the fourth quarter of 2024, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has performed an evaluation and testing of the Company’s internal control over financial reporting as of December 31, 2024. Management’s report on the Company’s internal control over financial reporting is included on the following page. The Company’s is a “smaller reporting company” as defined by Rule 12b-2 under the Exchange Act and, accordingly, its independent registered public accounting firm is not required to attest to the foregoing management report.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 based upon criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment and on the foregoing criteria, management has concluded that, as of December 31, 2024, the Company’s internal control over financial reporting is effective.

March 12, 2025

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

All other information required by this item is incorporated herein by reference to the following sections of the Company’s definitive proxy statement for the 2025 annual meeting of stockholders that will be filed by April 30, 2025 with the SEC pursuant to Regulation 14A (the “2025 Proxy Statement”):

●	ELECTION OF CLASS III DIRECTORS (Proposal 1);
●	CONTINUING DIRECTORS;
●	QUALIFICATIONS OF DIRECTOR NOMINEES AND CURRENT DIRECTORS;
●	EXECUTIVE OFFICERS;
●	DELINQUENT SECTION 16(a) REPORTS; and
●	CORPORATE GOVERNANCE MATTERS (under “Committees of the Board of Directors - Audit Committee” and “- Insider Trading Policy”).

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the sections of the 2025 Proxy Statement entitled “DIRECTOR COMPENSATION” and “EXECUTIVE COMPENSATION”.

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

The following table contains information as of December 31, 2024 regarding securities that are authorized for issuance under the Equity Plan:

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	2,000	N/A	25,000
Total	2,000	N/A	25,000

Notes:

(1)

Equity awards outstanding as of December 31, 2024 consisted of time vesting restricted stock units (“RSUs”), of which, assuming that the grantee is employed on each such date, one-third will vest on September 22, 2025, and one-third will vest on September 22, 2026.

All other information required by this item is incorporated herein by reference to the section of the 2025 Proxy Statement entitled “BENEFICIAL OWNERSHIP OF COMMON STOCK BY PRINCIPAL STOCKHOLDERS AND MANAGEMENT”.

ITEM 13.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section of the 2025 Proxy Statement entitled “AUDIT FEES AND SERVICES”.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1), (2) and (c) Financial Statements.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2024 and 2023

Consolidated Statements of Income for the years ended December 31, 2024 and 2023

Consolidated Statement of Comprehensive (Loss) Income for the years ended December 31, 2024 and 2023

Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2024 and 2023

Consolidated Statement of Cash Flows for the years ended December 31, 2024 and 2023

Notes to Consolidated Financial Statements for the years ended December 31, 2024 and 2023

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

3.2(i)	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10)

3.2(i)	First Amendment to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on July 20, 2023)

4.1	Rights Agreement, dated as of July 30, 2024, by and between Farmers and Merchants Bancshares, Inc. and Equiniti Trust Company, LLC (incorporated by reference Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 30, 2024)

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

19	Farmers and Merchants Bancshares, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023)

21	Subsidiaries (filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)

31.1	Certifications of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certifications of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T (filed herewith)

104

The cover page of Farmers and Merchants Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL, included within the Exhibit 101 attachments (filed herewith).

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FARMERS AND MERCHANTS BANCSHARES, INC.

Dated: March 12, 2025	By:	/s/ Gary A. Harris
Gary A. Harris
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Gary A. Harris	/s/ Roger D. Cassell
Gary A. Harris, Director, President	Roger D. Cassell, Director
and Chief Executive Officer	March 12, 2025
(Principal Executive Officer)
March 12, 2025

/s/ Steven W. Eline	/s/ Edward A. Halle, Jr.
Steven W. Eline, Director	Edward A. Halle, Jr., Director
March 12, 2025	March 12, 2025

/s/ Ronald W. Hux	/s/ Mark C. Krebs
Ronald W. Hux, Director	Mark C. Krebs, Treasurer and Chief Financial Officer
March 12, 2025	(Principal Financial Officer and Principal Accounting Officer)
March 12, 2025

/s/ Bruce L. Schindler	/s/ J. Lawrence Mekulski
Bruce L. Schindler, Director	J. Lawrence Mekulski, Director
March 12, 2025	March 12, 2025

/s/ Teresa L. Smack	/s/ James R. Bosley, Jr.
Teresa L. Smack, Director	James R. Bosley, Jr., Director
March 12, 2025	March 12, 2025

/s/ Emily B. Miller	/s/ Paul F. Wooden, Jr.
Emily B. Miller, Director	Paul F. Wooden, Jr., Director
March 12, 2025	March 12, 2025

/s/ Robert G. Pollokoff
Robert G. Polokoff, Director
March 12, 2025