Form 10-Q
period 2025-03-31
Farmers & Merchants Bancshares, Inc.
filed 2025-05-15
CIK 1698022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,175,347 as of May 14, 2025.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

Farmers and Merchants Bancshares, Inc.

Consolidated Balance Sheets

(Dollars in thousands except per share data)

	March 31,	December 31,
	2025	2024 *

Assets

Cash and due from banks	$21,779	$63,962
Federal funds sold and other interest-bearing deposits	918	697
Cash and cash equivalents	22,697	64,659
Certificates of deposit in other banks	100	100
Securities available for sale, at fair value	123,781	125,713
Securities held to maturity, at amortized cost less allowance for credit losses of $62.5 and $60.0	21,135	20,499
Equity security, at fair value	530	518
Restricted stock, at cost	715	921
Mortgage loans held for sale	240	157
Loans, less allowance for credit losses of $4,304 and $4,260	600,048	582,993
Premises and equipment, net	7,316	7,349
Accrued interest receivable	2,376	2,439
Deferred income taxes, net	7,246	7,606
Other real estate owned, net	1,176	1,176
Bank owned life insurance	15,429	15,324
Goodwill and other intangibles, net	7,024	7,026
Other assets	7,746	8,163
Total Assets	$817,558	$844,643

Liabilities and Stockholders' Equity

Deposits
Noninterest-bearing	$104,379	$107,197
Interest-bearing	631,219	651,609
Total deposits	735,598	758,805.73
Securities sold under repurchase agreements	5,482	5,564
Federal Home Loan Bank of Atlanta advances	-	5,000
Long-term debt, net of unamortized issuance costs	10,858	11,329
Accrued interest payable	766	1,003
Total liabilities	6,306	6,668.83
	759,010	788,371
Stockholders' equity
Common stock, par value $.01 per share, authorized 5,000,000 shares; issued and outstanding 3,175,347 shares in 2025 and 3,166,653 shares in 2024	32	32
Additional paid-in capital	31,294	31,136
Retained earnings	42,777	41,613
Accumulated other comprehensive loss	(15,556)	(16,509)
Total Stockholders' equity	58,548	56,272
Total liabilities and stockholders' equity	$817,558	$844,643

* Derived from audited consolidated financial statements

The accompanying notes are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc.

Consolidated Statements of Income

(Unaudited)

(Dollars in thousands except per share data)

	Three Months Ended March 31,
	2025	2024

Interest income
Loans, including fees	$8,366	$6,882
Investment securities - taxable	1,051	1,579
Investment securities - tax exempt	156	137
Federal funds sold and other interest earning assets	314	468
Total interest income	9,886	9,066

Interest expense
Deposits	4,249	3,101
Securities sold under repurchase agreements	17	23
Federal Home Loan Bank advances	12	13
Federal Reserve Bank advances	-	622
Long-term debt	113	134
Total interest expense	4,391	3,892
Net interest income	5,495	5,174

Provision for (recovery of) credit losses	30	-

Net interest income after provision for (recovery of) credit losses	5,465	5,174

Noninterest income
Service charges on deposit accounts	165	195
Mortgage banking income	29	5
Bank owned life insurance income	105	90
Fair value adjustment of equity security	9	(4)
Gain on unwound fair value hedge	94	-
Loss on sale of premises and equipment	-	-
Gain on sale of SBA loans	-	-
Gain on insurance proceeds, net	-	143
Other fees and commissions	113	76
Total noninterest income	514	503

Noninterest expense
Salaries	2,207	1,976
Employee benefits	382	606
Occupancy	328	246
Furniture and equipment	335	242
Professional services	173	205
Automated teller machine and debit card expenses	168	135
Federal Deposit Insurance Corporation premiums	199	98
Postage, delivery, and armored carrier	78	82
Advertising	56	48
Other real estate owned expense/(income), net	5	3
Other	567	472
Total noninterest expense	4,498	4,112

Income before income taxes	1,481	1,565
Income taxes	316	346
Net income	$1,165	$1,220

Earnings per common share - basic	$0.37	$0.39
Earnings per common share - diluted	$0.37	$0.39

The accompanying notes are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2025	2024

Net income	$1,165	$1,220

Other comprehensive income, net of income taxes:

Total unrealized gain (loss) on investment securities available for sale	1,922	(1,574)
Reclassification adjustment for realized losses	(94)	-
Income tax (expense) benefit	(503)	433
Net unrealized gain (loss) on investment securities available for sale	1,325	(1,141)

Total unrealized (loss) gain on derivatives designated as fair value hedges	(515)	1,124
Income tax benefit (expense)	144	(309)

Net unrealized (loss) gain on derivatives designated as fair value hedges	(371)	815

Total other comprehensive income (loss)	954	(326)

Total comprehensive income	$2,119	$894

The accompanying notes are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Three months Ended March 31, 2025 and 2024

(Unaudited)

(Dollars in thousands except share data)

			Additional		Accumulated other	Total
	Common stock		paid-in	Retained	comprehensive	stockholders'
	Shares	Par value	capital	earnings	income	equity

Balance, December 31, 2023	3,116,966	$31	$30,398	$39,433	$(17,684)	$52,178
Net income	-	-	-	1,220	-	1,220
Other comprehensive loss	-	-	-	-	(326)	(326)
Stock-based compensation	-	-	5	-	-	5
Balance, March 31, 2024	3,116,966	$31	$30,403	$40,653	$(18,010)	$53,077

Balance, December 31, 2024	3,166,653	$32	$31,136	$41,613	$(16,509)	$56,272
Net income	-	-	-	1,165	-	1,165
Other comprehensive income	-	-	-	-	954	954
Stock-based compensation	8,694	-	158	-	-	158
Other	-	-	-	(1)	-	(1)
Balance, March 31, 2025	3,175,347	$32	$31,294	$42,777	$(15,555)	$58,548

The accompanying notes are an integral part of these consolidated financial statements

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

Three Months Ended March 31,	2025	2024

Reconciliation of net income to net cash provided by operating activities
Net income	$1,165	$1,220
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	184	130
Provision for credit losses	30	-
Amortization (accretion) of right of use asset	(1)	1
Equity security dividends reinvested	(3)	(4)
Unrealized loss (gain) on equity security	(9)	4
Gain on insurance proceeds	-	(143)
Loss on fair value hedge	26	11
Gain on sale of security	(94)	-
Stock based compensation	158	4
Amortization of debt issuance costs	1	1
Amortization of premiums and (accretion of discounts), net	(125)	(236)
Increase in bank owned life insurance cash surrender value	(105)	(90)
Increase (decrease) in
Deferred loan fees and costs, net	42	(17)
Accrued interest payable	(237)	(79)
Other liabilities	(308)	(276)
Decrease (increase) in
Mortgage loans held for sale	(83)	-
Accrued interest receivable	63	(55)
Other assets	(114)	13

Net cash provided by operating activities	590	484

The accompanying notes are an integral part of these consolidated financial statements

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

Three Months Ended March 31,	2025	2024

Cash flows from investing activities
Proceeds from paydowns, maturity and call of securities
Available for sale	3,845	3,854
Purchases of securities
Available for sale	-	(3,269)
Held to maturity	(601)	-
Loans made to customers, net of principal collected	(17,134)	(13,779)
(Purchase) redemption of stock in FHLB of Atlanta	206	(58)
Proceeds from insurance	-	143
Purchases of premises, equipment and software	(106)	(817)
Net cash used in investing activities	(13,790)	(13,926)

Cash flows from financing activities
Net increase (decrease) in
Noninterest-bearing deposits	(2,818)	131
Interest-bearing deposits	(20,390)	(25,114)
Securities sold under repurchase agreements	(82)	(1,160)
Federal Home Loan Bank of Atlanta advances	(5,000)	-
Federal Reserve Bank advances	-	21,000
Long-term debt principal payments	(472)	(472)
Net cash used in financing activities	(28,762)	(5,615)

Net decrease in cash and cash equivalents	(41,962)	(19,057)

Cash and cash equivalents at beginning of period	64,659	44,690
Cash and cash equivalents at end of period	$22,697	$25,633

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$4,628	$3,969
Cash paid during the period for income taxes	316	-
Supplemental disclosure of non-cash transactions:
Net unrealized gain (loss) on securities available for sale	1,828	(1,574)
(Decrease) increase in fair value of interest rate swap agreements	(515)	1,124
Additions to right of use assets obtained in exchange for lease liabilities	-	705

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods have been made. Such adjustments were normal and recurring in nature. The results of operations for the three month period ended March 31, 2025 do not necessarily reflect the results that may be expected for the fiscal year ending December 31, 2025 or any future interim period. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2025, which are included in Farmers and Merchants Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024 that was filed with the Securities and Exchange Commission (the “SEC”).

Recent Accounting Pronouncements

Management has the responsibility for the selection and use of appropriate accounting policies. The significant accounting policies used by the Company are described in the notes to the consolidated financial statements.

In January 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2025-01, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date.” ASU 2025-01 amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2025-01 is permitted. The Bank/Company does not expect the adoption of ASU 2025-01 to have a material impact on its (consolidated) financial statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires public companies to disclose, in the notes to the financial statements, specific information about certain costs and expenses at each interim and annual reporting period. This includes disclosing amounts related to employee compensation, depreciation, and intangible asset amortization. In addition, public companies will need to provide qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. The FASB subsequently issued ASU 2025-01, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date”, which amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in ASU 2024-03 in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2024-03 is permitted. Implementation of ASU 2024-03 may be applied prospectively or retrospectively. The Company does not expect the adoption of ASU 2024-03 to have a material impact on its consolidated financial statements.

Recently Adopted Accounting Developments

In December 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The amendments in this ASU require an entity to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, which is greater than five percent of the amount computed by multiplying pretax income by the entity’s applicable statutory rate, on an annual basis. Additionally, the amendments in this ASU require an entity to disclose the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions that are equal to or greater than five percent of total income taxes paid (net of refunds received). Lastly, the amendments in this ASU require an entity to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. ASU 2023-09 was effective for the Company on January 1, 2025. The Company does not expect the adoption of ASU 2023-09 to have a material impact on its consolidated financial statements.

Management believes that the accounting policies adopted by management are consistent with authoritative GAAP and are consistent with those followed by our peers.

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

2.	Basis of Presentation (continued)

Summary of Significant Accounting Policies

There have been no changes to significant accounting policies since the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 was issued.

3.	Investment Securities

Investments in debt securities are summarized as follows:

(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair	Allowance for	Net Carrying
March 31, 2025	cost	gains	losses	value	Credit Losses	Amount

Available for sale

State and municipal	$500	$-	$8	$492	$-	$492
SBA pools	583	1	6	578	-	578
Corporate bonds	7,052	-	856	6,196	-	6,196
Mortgage-backed securities	137,145	44	20,675	116,514	-	116,514
	$145,280	$45	$21,545	$123,780	$-	$123,780

Held to maturity

State and municipal	$21,197	$19	$1,503	$19,713	$62	$21,135

(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair	Allowance for	Net Carrying
December 31, 2024	cost	gains	losses	value	Credit Losses	Amount

Available for sale

State and municipal	$500	$-	$13	$487	$-	$487
SBA pools	634	1	6	629	-	629
Corporate bonds	8,054	-	869	7,185	-	7,185
Mortgage-backed securities	139,853	13	22,454	117,412	-	117,412
	$149,041	$14	$23,342	$125,713	$-	$125,713

Held to maturity

State and municipal	$20,559	$1	$1,628	$18,931	$60	$20,499

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

3.	Investment Securities (continued)

 The allowance for credit losses on held-to-maturity securities is a contra-asset valuation allowance that is deducted from the amortized cost basis of held-to-maturity securities to present the net amount expected to be collected. Management measures expected credit losses on held-to-maturity securities on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. With regard to securities issued by states and political subdivisions, management considers (i) issuer bond ratings, (ii) historical loss rates for given bond ratings, (iii) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities, and (iv) internal forecasts. Unrated bonds were underwritten similar to commercial loans and the financial condition of the issuer is monitored periodically. Expected credit losses on commercial loans are applied to unrated bonds. The duration of each bond is used as the remaining life in the calculation of expected credit losses.

The following table summarizes Moody's and/or Standard & Poor's bond ratings (the Company’s primary credit quality indicators) for our portfolio of held-to-maturity securities issued by states and political subdivisions as of March 31, 2025 and December 31, 2024 at amortized cost:

(dollars in thousands)	March 31, 2025	December 31, 2024
AAA	$2,808	$2,803
AA	12,637	12,603
A	1,810	1,811
Not rated	3,942	3,342
Total	$21,197	$20,559

Generally, the historical loss rates associated with securities having similar grades as those in our portfolio have not been significant. Furthermore, as of March 31 2025, there were no past due principal or interest payments associated with these securities and none were on nonaccrual status.

The following table details activity in the allowance for credit losses on held-to-maturity securities for the three-month periods ended March 31, 2025 and 2024:

	Three Months	Three Months
	Ended	Ended
(dollars in thousands)	March 31, 2025	March 31, 2024

Beginning balance	$60	$36
Credit loss (recovery) provision	3	(4)
Ending balance	$63	$32

Accrued interest receivable on available for sale securities totaled $293 thousand and $303 thousand as of March 31, 2025 and December 31, 2024, respectively, and accrued interest receivable on held to maturity securities totaled $118.5 thousand and $122.0 thousand as of March 31, 2025 and December 31, 2024, respectively.  Both are grouped in accrued interest receivable on the consolidated balance sheets.

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

3.	Investment Securities (continued)

Contractual maturities, shown below, will differ from actual maturities because borrowers and issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
(dollars in thousands)	Amortized	Fair	Amortized	Fair
March 31, 2025	cost	value	cost	value

Within one year	$250	$248	$258	$257
Over one to five years	250	244	401	395
Over five to ten years	7,052	6,196	8,625	8,093
Over ten years	-	-	11,913	10,968
	7,552	6,688	21,197	19,713
Mortgage-backed securities and SBA pools, due in monthly installments	137,728	117,092	-	-
	$145,280	$123,780	$21,197	$19,713

Securities with a carrying value of $25.2 million and $26.3 million as of March 31, 2025 and December 31, 2024, respectively, were pledged as collateral for borrowings, securities sold under repurchase agreements and other collateralized deposits.

During the three-month period ended March 31, 2025, there were no sales of available for sale securities. The bank unwound a fair value hedge during the first quarter of 2025 which resulted in a gain of $94 thousand. There were no sales of available for sale securities during the three-month period ended March 31, 2024.

The following table sets forth the Company’s gross unrealized losses on a continuous basis for available for sale debt securities, by category and length of time.

(dollars in thousands)
March 31, 2025	Less than 12 months		12 months or more		Total
Description of investments	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

State and municipal	$-	$-	$492	$8	$492	$8
SBA pools	157	1	354	5	511	6
Corporate bonds	-	-	6,197	856	6,197	856
Mortgage-backed securities	14,737	322	91,234	20,353	105,971	20,675
Total	$14,894	$323	$98,277	$21,222	$113,171	$21,545

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

3.	Investment Securities (continued)

(dollars in thousands)
December 31, 2024	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
Description of investments	Fair value	losses	Fair value	losses	Fair value	losses

State and municipal	$-	$-	$487	$13	$487	$13
SBA pools	162	-	372	6	534	6
Corporate bonds	-	-	7,185	869	7,185	869
Mortgage-backed securities	22,141	552	91,991	21,902	114,132	22,454
Total	$22,303	$552	$100,035	$22,790	$122,338	$23,342

As of March 31, 2025, management did not have the intent to sell any of the securities before a recovery of cost and it is more likely than not that the Company will not be required to sell before the recovery of the amortized cost basis. The unrealized losses as of March 31, 2025 were due to increases in market interest rates over the yields available at the time the underlying securities were purchased as well as other market conditions for each particular security based upon the structure and remaining principal balance. The fair values of the investment securities are expected to recover as the securities approach their maturity dates or repricing dates or if market yields for such investments decline. Based on these factors, as of March 31, 2025, management believes that the unrealized losses detailed in the table above are temporary and, accordingly, none of these unrealized losses have been recognized in the Company’s consolidated statement of income.

4.	Loans and Allowance for Credit Losses

Major categories of loans are as follows:

	March 31,	December 31,
(Dollars in Thousands)	2025	2024

Real estate:
Commercial	$415,060	$398,126
Construction/Land development	25,650	27,357
Residential	108,053	111,898
Commercial	55,903	50,405
Consumer	447	176
Total Loans	605,113	587,962
Less: Allowance for credit losses	4,304	4,260
Deferred origination fees, net of costs	761	709
	$600,048	$582,993

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

Commercial real estate loans carry risks associated with the borrower's ability to repay the loan from the cash flow derived from the underlying real estate. Risks inherent in managing a commercial real estate portfolio relate to sudden or gradual drops in property values as well as changes in the economic climate. Real estate security diminishes risks only to the extent that a market exists for the subject collateral. These risks are attempted to be mitigated by carefully underwriting loans of this type and by following appropriate loan-to-value standards. The Company generally requires personal guarantees or endorsements with respect to these loans and loan-to-value ratios for real estate-commercial loans generally do not exceed 80%.

Construction and land development real estate loans carry risks that the project will not be finished according to schedule, the project will not be finished according to budget and/or the value of the collateral may, at any point in time, be less than the principal amount of the loan. Construction loans also bear the risk that the general contractor, who may or may not be a loan customer, may be unable to finish the construction project as planned because of financial pressure unrelated to the project. The Company generally requires personal guarantees or endorsements with respect to these loans and loan-to-value ratios for real estate-commercial loans generally do not exceed 80%.

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

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

4.	Loans and Allowance for Credit Losses (continued)

The following tables present the amortized cost basis of loans on nonaccrual status as of March 31, 2025 and December 31, 2024:

	Nonaccrual	Nonaccrual	Loans Past
	With No	With	Due 90 Days
	Allowance	Allowance	or More and
(Dollars in thousands)	for Credit Losses	for Credit Losses	Still Accruing
March 31, 2025
Real estate:
Commercial	$270	$2,343	$-
Construction and land development	-	-	-
Residential	-	-	-
Commercial	-	-	-
Consumer	-	-	-
	$270	$2,343	$-

December 31, 2024
Real estate:
Commercial	$-	$2,440	$-
Construction and land development	-	-	-
Residential	-	-	-
Commercial	-	-	-
Consumer	-	-	-
	$-	$2,440	$-

The Company did not recognize any interest income on nonaccrual loans during the three-month periods ended March 31, 2025 and 2024.

At March 31, 2025, the Company had four nonaccrual loans totaling $2.6 million. Gross interest income of $50.0 thousand would have been recorded for the three months ended March 31, 2025 if these nonaccrual loans had been current and performing in accordance with the original terms. The Company allocated $466.0 thousand of its allowance for credit losses to these nonaccrual loans.

At December 31, 2024, the Company had four nonaccrual loans totaling $2.4 million which were secured by real estate, business assets and a personal guaranty. Gross interest income of $25.0 thousand would have been recorded in 2024 if these nonaccrual loans had been current and performing in accordance with their original terms. The Company allocated $360.0 thousand of its allowance for credit losses to these nonaccrual loans.

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

4.	Loans and Allowance for Credit Losses (continued)

An age analysis of past due loans, segregated by type of loan, is as follows:

			90 Days				Past Due 90
(Dollars in thousands)	30 - 59 Days	60 - 89 Days	or More	Total		Total	Days or More
March 31, 2025	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing

Real estate:
Commercial	$-	$-	$307	$307	$414,753	$415,060	$-
Construction and land development	-	-	-	-	25,650	25,650	-
Residential	-	-	270	270	107,783	108,053	-
Commercial	-	-	-	-	55,903	55,903	-
Consumer	-	-	-	-	447	447	-
Total	$-	$-	$577	$577	$604,536	$605,113	$-

December 31, 2024
Real estate:
Commercial	$-	$-	$404	$404	$397,722	$398,126	$-
Construction and land development	-	-	-	-	27,357	27,357	-
Residential	-	270	-	270	111,628	111,898	-
Commercial	-	-	-	-	50,405	50,405	-
Consumer	-	-	-	-	176	176	-
Total	$-	$270	$404	$674	$587,288	$587,962	$-

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
(Dollars in thousands)	2025	2024
Real estate:
Commercial	$2,343	$2,440
Residential	270	270
	$2,613	$2,710

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

4.	Loans and Allowance for Credit Losses (continued)

From time to time, loans to borrowers experiencing financial difficulty may be modified. Generally, the modifications we grant are extensions of terms, deferrals of payments for an extended period or interest rate reductions. Occasionally, we may modify a loan by providing principal forgiveness. In some cases, we will modify a loan by providing multiple types, or combinations, of concessions.

The Bank modified one commercial real estate loan to a borrower experiencing financial distress during the three-month period ended March 31, 2025. The following table presents the amortized cost basis of the loan at March 31, 2025 and the percentage of the amortized cost basis of the loan to the total cost basis of the class of loans and total loans.

	March 31, 2025
		Total Class
	Term	of Financing
(Dollars in thousands)	Extension	Receivable

Commercial real estate	$4,408	1.06%

Total	$4,408	0.74%

There were no modifications to borrowers experiencing financial distress during the three months ended March 31, 2024. There were no loan defaults during the three months ended March 31, 2024.

There were no payment defaults of modified loans during the three months ended March 31, 2025 and 2024.

Accrued interest receivable on loans totaled $1.9 million and $1.9 million at March 31, 2025 and December 31, 2024, respectively, and is included in accrued interest receivable on the consolidated balance sheets. Accrued interest receivable is not included as part of the amortized costs of loans for the allowance for credit losses estimate.

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

Loans by credit grade, segregated by loan type, and year originated as of March 31, 2025 as well as charge-offs for the three months ended March 31, 2025 are as follows:

	Term Loans Amortized Cost Basis by Origination
	As of and for the three months ended March 31, 2025
(dollars in thousands)							Revolving
	2025	2024	2023	2022	2021	Prior	Loans	Total
Commercial Real Estate

Pass	$22,101	$66,104	$26,518	$68,886	$55,551	$166,852	$-	$406,012
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	9,048	-	9,048
Doubtful	-	-	-	-	-	-	-	-
Total	$22,101	$66,104	$26,518	$68,886	$55,551	$175,900	$-	$415,060
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Construction and Land Development

Pass	$819	$12,971	$3,900	$1,553	$1,237	$5,170	$-	$25,650
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$819	$12,971	$3,900	$1,553	$1,237	$5,170	$-	$25,650
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Residential Real Estate

Pass	$1,083	$12,214	$11,122	$19,069	$9,447	$53,528	$-	$106,463
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	1,590	-	1,590
Doubtful	-	-	-	-	-	-	-	-
Total	$1,083	$12,214	$11,122	$19,069	$9,447	$55,118	$-	$108,053
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial

Pass	$5,392	$25,279	$8,821	$5,134	$2,827	$3,817	$-	$51,270
Special Mention	-	4,150	-	-	-	-	-	4,150
Substandard	483	-	-	-	-	-	-	483
Doubtful	-	-	-	-	-	-	-	-
Total	$5,875	$29,429	$8,821	$5,134	$2,827	$3,817	$-	$55,903
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Consumer

Pass	$316	$68	$50	$8	$-	$3	$-	$445
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	2	-	-	-	-	2
Doubtful	-	-	-	-	-	-	-	-
Total	$316	$68	$52	$8	$-	$3	$-	$447
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Aggregate total

Pass	$29,711	$116,636	$50,411	$94,650	$69,062	$229,370	$-	$589,840
Special Mention	-	4,150	-	-	-	-	-	4,150
Substandard	483	-	2	-	-	10,638	-	11,123
Doubtful	-	-	-	-	-	-	-	-
Total	$30,194	$120,786	$50,413	$94,650	$69,062	$240,008	$-	$605,113
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

4.	Loans and Allowance for Credit Losses (continued)

Loans by credit grade, segregated by loan type, and year originated as of December 31, 2024 as well as gross charge-offs for the three months ended December 31, 2024 are as follows:

	Term Loans Amortized Cost Basis by Origination
	As of and for the three months ended December 31, 2024
							Revolving
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Loans	Total
Commercial Real Estate

Pass	$63,427	$26,745	$69,261	$54,346	$19,727	$151,876	$3,559	$388,941
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	9,185	-	9,185
Doubtful	-	-	-	-	-	-	-	-
Total	$63,427	$26,745	$69,261	$54,346	$19,727	$161,061	$3,559	$398,126
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Construction and Land Development

Pass	$14,710	$3,365	$1,568	$1,443	$930	$5,341	$-	$27,357
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$14,710	$3,365	$1,568	$1,443	$930	$5,341	$-	$27,357
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Residential Real Estate

Pass	$12,385	$10,592	$18,474	$9,363	$7,084	$44,409	$7,985	$110,292
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	1,582	24	1,606
Doubtful	-	-	-	-	-	-	-	-
Total	$12,385	$10,592	$18,474	$9,363	$7,084	$45,991	$8,009	$111,898
Charge-offs	$-	$-	$-	$-	$-	$5	$-	$5

Commercial

Pass	$9,928	$5,017	$5,675	$2,632	$472	$467	$21,040	$45,231
Special Mention	4,674	-	-	-	-	-	-	4,674
Substandard	-	-	-	-	-	500	-	500
Doubtful	-	-	-	-	-	-	-	-
Total	$14,602	$5,017	$5,675	$2,632	$472	$967	$21,040	$50,405
Charge-offs	$-	$-	$-	$-	$-	$152	$-	$152

Consumer

Pass	$106	$57	$9	$-	$1	$-	$-	$173
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	2	-	1	-	-	-	3
Doubtful	-	-	-	-	-	-	-	-
Total	$106	$59	$9	$1	$1	$-	$-	$176
Charge-offs	$-	$-	$-	$-	$-	$5	$-	$5

Aggregate total

Pass	$100,556	$45,776	$94,987	$67,784	$28,214	$202,093	$32,584	$571,994
Special Mention	4,674	-	-	-	-	-	-	4,674
Substandard	-	2	-	1	-	11,267	24	11,294
Doubtful	-	-	-	-	-	-	-	-
Total	$105,230	$45,778	$94,987	$67,785	$28,214	$213,360	$32,608	$587,962
Charge-offs	$-	$-	$-	$-	$-	$162	$-	$162

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

4.	Loans and Allowance for Credit Losses (continued)

The following tables detail activity in the allowance for credit losses and loan balances by portfolio as of and for the three-month periods ended March 31, 2025 and 2024 and as of and for the year ended December 31, 2024. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

						Allowance for credit losses ending		Outstanding loan balances
		Provision for				by evaluation method		evaluated:
(Dollars in thousands)	Beginning	(recovery of)	Charge		Ending
March 31, 2025	balance	credit losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$2,481	$(118)	$-	$-	$2,363	$466	$1,898	$2,343	$412,717
Construction and land development	478	(63)	-	-	415	-	415	-	30,909
Residential	751	(109)	-	4	646	-	645	270	102,523
Commercial	513	236	-	-	749	-	749	-	55,904
Consumer	4	28	-	-	32	-	32	-	447
Unallocated	33	66	-	-	99	-	99	-	-
	$4,260	$40	$-	$4	$4,304	$466	$3,838	$2,613	$602,500

(Dollars in		Impact of	Provision for				Allowance for credit losses ending by evaluation method		Outstanding loan balances evaluated:
thousands)	Beginning	ASC 326	(recovery of)	Charge		Ending
March 31, 2024	balance	Adoption	credit losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$2,448	$-	$21	$-	$-	$2,469	$323	$2,146	$2,515	$363,433
Construction and	-	-	-	-	-	-	-	-	-	-
land development	253	-	(7)	-	-	246	-	246	-	19,149
Residential	1,013	-	(118)	-	6	901	-	901	273	112,151
Commercial	494	-	104	-	-	598	152	445	152	44,088
Consumer	2	-	1	(1)	-	2	-	2	-	193
Unallocated	74	-	29	-	-	103	-	103	-	-
	$4,284	$-	$30	$(1)	$6	$4,319	$475	$3,843	$2,940	$539,014

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

4.	Loans and Allowance for Credit Losses (continued)

		Provision for				Allowance for credit losses ending by evaluation method		Outstanding loan balances evaluated:
(Dollars in thousands)	Beginning	(recovery of)	Charge		Ending
December 31, 2024	balance	credit losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$2,448	$33	$-	$-	$2,481	$360	$2,122	$2,440	$395,686
Construction and land development	253	225	-	-	478	-	478	-	27,357
Residential	1,013	(281)	(5)	24	751	-	751	270	111,629
Commercial	494	171	(152)	-	513	-	512	-	50,405
Consumer	2	7	(5)	-	4	-	4	-	176
Unallocated	74	(41)	-	-	33	-	33	-	-
	$4,284	$114	$(162)	$24	$4,260	$360	$3,899	$2,710	$585,253

Loans acquired from Carroll Community Bank in 2020 in connection with the Company’s acquisition of Carroll Bancorp, Inc. and Carroll Community Bank (collectively, the “Merger”) were measured at fair value at the acquisition date with no carryover of any allowance for credit losses. The following table provides activity for the accretable credit discount of purchased loans:

(Dollars in thousands)
Balance at December 31, 2024	$286
Accretion	(44)
Balance at March 31, 2025	$242

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

4.	Loans and Allowance for Credit Losses (continued)

The following table details activity in the allowance for credit losses on unfunded loan commitments for the three- month periods ended March 31, 2025 and 2024:

	Three Months	Three Months
	Ended	Ended
(dollars in thousands)	March 31, 2025	March 31, 2024

Beginning balance	$240	$228
Recovery of credit losses	(13)	(24)

Ending balance	$227	$204

The following table provides a summary of all of the components of the allowance for credit losses:

	Three Months Ended March 31, 2025
(Dollars in thousands)	Held to maturity securities	Loans	Unfunded loan commitments	Total

Beginning balance	$60	$4,260	$240	$4,560
Provision for (recovery of) credit losses	3	40	(13)	30
Charge-offs	-	-	-	-
Recoveries	-	4	-	4
Ending balance	$63	$4,304	$227	$4,594

	Three Months Ended March 31, 2024
(Dollars in thousands)	Held to maturity securities	Loans	Unfunded loan commitments	Total

Beginning balance	$36	$4,285	$228	$4,549
Provision for (recovery of) credit losses	(4)	28	(24)	-
Charge-offs	-	(1)	-	(1)
Recoveries	-	6	-	6
Ending balance	$32	$4,318	$204	$4,553

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

5.	Goodwill and Other Intangibles

The Merger resulted in the recording of goodwill and a core deposit intangible (“CDI”). The following table presents the changes in both assets for the three-month periods ended March 31, 2025 and 2024:

(dollars in thousands)	Goodwill	CDI	Total

Balance at December 31, 2024	$6,978	$48	$7,026
Amortization	-	(2)	$(2)
Balance at March 31, 2025	$6,978	$46	$7,024

Balance at December 31, 2023	$6,978	$56	$7,034
Amortization	-	(2)	(2)
Balance at March 31, 2024	$6,978	$54	$7,032

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

As of March 31, 2025 the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain ratios as set forth in the table. There have been no conditions or events since that notification that management believes have changed the Bank’s category. The Company's capital ratios as of March 31, 2025 were substantially the same as the Bank’s.

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

The following table presents actual and required capital ratios as of March 31, 2025 and December 31, 2024 for the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of March 31, 2025 and December 31, 2024, based on the provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

			Minimum		To Be Well
(Dollars in thousands)	Actual		Capital Adequacy (1)		Capitalized
March 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$81,803	12.23%	$70,246	10.50%	$66,901	10.00%
Tier 1 capital (to risk-weighted assets)	77,209	11.54%	56,866	8.50%	53,521	8.00%
Common equity tier 1 (to risk-weighted assets)	77,209	11.54%	46,831	7.00%	43,486	6.50%
Tier 1 leverage (to average assets)	77,209	9.48%	32,570	4.00%	40,712	5.00%

			Minimum		To Be Well
(Dollars in thousands)	Actual		Capital Adequacy		Capitalized
December 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$81,161	12.37%	$68,910	10.50%	$65,628	10.00%
Tier 1 capital (to risk-weighted assets)	76,601	11.67%	55,784	8.50%	52,503	8.00%
Common equity tier 1 (to risk-weighted assets)	76,601	11.67%	45,940	7.00%	42,658	6.50%
Tier 1 leverage (to average assets)	76,601	9.12%	33,580	4.00%	41,974	5.00%

(1)	Includes capital conservation buffer.

7.	Derivative Financial Instruments

The Company utilizes interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and other terms of the individual interest rate swap agreements.

Fair Value Hedges: Interest rate swaps with notional amounts totaling $64.6 million and $75.3 million as of March 31, 2025 and December 31, 2024, respectively, were designated as fair value hedges under the portfolio layer method of certain government agency mortgage backed securities. There were no interest rate swaps prior to 2023. The hedges were determined to be effective during all periods presented. The Company expects the hedges to remain effective during the remaining terms of the swaps.

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

7.	Derivative Financial Instruments (continued)

The following table presents the amounts recorded on the consolidated balance sheets related to cumulative basis adjustments for fair value hedges at March 31, 2025 and December 31, 2024:

(dollars in thousands)
Line item in		Carrying		Carrying
the balance sheet	Carrying	amount of fair	Carrying	amount of fair
in which the	amount of the	value hedging	amount of the	value hedging
hedged item is	hedged assets	adjustment	hedged assets	adjustment
included	March 31, 2025	March 31, 2025	December 31, 2024	December 31, 2024

Securities available for sale	$85,672	$40	$103,174	$556

The Company presents derivative positions gross on the consolidated balance sheets. The following table reflects the derivatives recorded on the balance sheet at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
	Fair	Fair
(dollars in thousands)	Value	Value

Included in other assets:
Derivatives designated as hedges:
Interest rate swaps related to securities available for sale	$193	$626

Total included in other assets	$193	$626

Included in other liabilities:
Derivatives designated as hedges:
Interest rate swaps related to securities available for sale	$149	$28

Total included in other liabilities	$149	$28

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

7.	Derivative Financial Instruments (continued)

The effect of fair value hedge accounting on the statement of income for the three- month periods ended March 31, 2025 and 2024 are as follows:

Fair Value Hedging Relationships

Total amounts of income and expense line items presented in the statements of income in which the effects of the fair value hedge is recorded are as follows:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024

	Interest	Interest
(dollars in thousands)	Income	Income

The effects of fair value hedging:
Loss (gain) on fair value hedging relationships:
Hedged items	$(25)	$(11)
Interest rate contracts designated as hedging instruments	107	180
Net gain on fair value hedging relationships included in interest income from investment securities- taxable	$82	$169

8.	Fair Value

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

●	Fair value hedges: The market value based on independent third party valuation sources that uses observable and traded prices of interest rate swaps from leading banks and brokers.

●	Loans held for sales: These loans are carried at the lower of cost or market. The market value is the price at which the loan is locked in with the investor.

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

8.	Fair Value (continued)

The following tables summarize financial assets measured at fair value on a recurring and nonrecurring basis at March 31, 2025 and December 31, 2024, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Carrying Value:
(dollars in thousands)
March 31, 2025	Level 1	Level 2	Level 3	Total

Recurring:
Available for sale securities
State and municipal	$-	$492	$-	$492
SBA pools	-	578	-	578
Corporate bonds	-	6,196	-	6,196
Mortgage-backed securities	-	116,514	-	116,514
	$-	$123,780	$-	$123,780

Fair value hedge:
Hedging asset	$-	$193	$-	$193
Hedging liability	-	(149)	-	(149)
Net fair value hedge	$-	$44	$-	$44

Equity securities at fair value
Mutual fund	$530	$-	$-	$530

Nonrecurring:
Other real estate owned, net	$-	$-	$1,176	$1,176
Collateral-dependent loans, net	$-	$-	$1,877	$1,877

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

	Carrying Value:
(dollars in thousands)
December 31, 2024	Level 1	Level 2	Level 3	Total

Recurring:
Available for sale securities
State and municipal	$-	$487	$-	$487
SBA pools	-	629	-	629
Corporate bonds	-	7,185	-	7,185
Mortgage-backed securities	-	117,412	-	117,412
	$-	$125,713	$-	$125,713

Fair value hedge:
Hedging asset	$-	$626	$-	$626
Hedging liability	-	28	-	28
Net fair value hedge	$-	$654	$-	$654

Equity securities at fair value
Mutual fund	$518	$-	$-	$518

Nonrecurring:
Other real estate owned, net	$-	$-	$1,176	$1,176
Collateral-dependent loans, net	$-	$-	$2,080	$2,080

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

8.	Fair Value (continued)

The following table provides information describing the unobservable inputs used in level 3 fair value measurements at March 31, 2025 and December 31, 2024:

March 31, 2025:
(dollars in thousands)
Assets	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)

Collateral-dependent loans	$1,877	Third party appraisals	Marketability/selling	0%	to	20%	(10%)
		and in-house real estate	costs and current market
		valuations of fair value	conditions

Other real estate owned	$1,176	Third party appraisals	Marketability/selling	0%	to	10%	(5%)
		and in-house real estate	costs and current market
		valuations of fair value	conditions

December 31, 2024:
(dollars in thousands)
Assets	Fair Value	Valuation Techniques	Unobservable Input	Average

Collateral-dependent loans	$2,080	Third party appraisals	Marketability/selling	0%	to	20%	(10%)
		and in-house real estate	costs and current market
		valuations of fair value	conditions

Other real estate owned	$1,176	Third party appraisals	Marketability/selling	0%	to	10%	(5%)
		and in-house real estate	costs and current market
		valuations of fair value	conditions

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

8.	Fair Value (continued)

The estimated fair value of financial instruments that are reported at amortized cost less allowance for credit losses in the Company’s consolidated balance sheets, segregated by the level of the valuation inputs were as follows:

	March 31, 2025		December 31, 2024
	Carrying	Estimated	Carrying	Estimated
(dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Financial assets
Level 1 inputs
Cash and cash equivalents	$22,697	$22,697	$64,659	$64,659
Equity securities	530	530	518	518
Level 2 inputs
Certificates of deposit in other banks	100	100	100	100
Accrued interest receivable	2,376	2,376	2,439	2,439
Securities available for sale	123,780	123,780	125,713	125,713
Securities held to maturity, net	17,193	15,771	17,156	15,589
Mortgage loans held for sale	240	240	157	157
Restricted stock, at cost	715	715	921	921
Bank owned life insurance	15,429	15,429	15,324	15,324
Fair value hedge	193	193	626	626
Level 3 inputs
Securities held to maturity, net	3,942	3,942	3,343	3,343
Loans, net	600,048	589,090	582,993	572,346

Financial liabilities
Level 1 inputs
Noninterest-bearing deposits	$104,379	$104,379	$107,197	$107,197
Securities sold under repurchase agreements	5,482	5,482	5,564	5,564
Level 2 inputs
Interest-bearing deposits	631,219	633,870	651,609	654,346
Federal Home Loan Bank advances	-	-	5,000	4,957
Long-term debt, net	10,858	10,532	11,329	11,066
Accrued interest payable	766	766	1,003	1,003
Fair value hedge	149	149	28	28

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

9.	Earnings per Share

Earnings per share is determined by dividing net income by the weighted average number of shares of common stock outstanding, giving retroactive effect to any stock dividends. The following table shows the weighted average number of shares used in computing earnings per share and the effect of weighted average number of shares of dilutive potential common stock. The weighted average number of dilutive shares included 143 shares subject to restricted stock units ("RSUs") for the three-month period ended March 31, 2025, and 206 shares subject to RSUs for the same period of 2024.

	Three Months Ended
	March 31,
	2025	2024

Net income	$1,164,527	$1,219,987
Weighted average shares outstanding - basic	3,173,222	3,116,966
Effect of dilutive restricted stock units	143	206
Weighted average shares outstanding - diluted	3,173,365	3,117,172
Earnings per share - basic	$0.37	$0.39
Earnings per share - diluted	$0.37	$0.39

10.	Retirement Plans

The Company has a profit sharing plan qualifying under Section 401(k) of the Internal Revenue Code. All employees age 21 or older with nine months of service are eligible for participation in the plan. The Company matches employee contributions up to 4% of total compensation and may make additional discretionary contributions. Employee and employer contributions are 100% vested when made. The Company’s contributions to this plan were $85.8 thousand and $80.3 thousand for the three-month periods ended March 31, 2025 and 2024, respectively.

The Company has entered into agreements with 12 employees to provide certain life insurance benefits payable in connection with policies of life insurance on those employees that are owned by the Company. Some of the policies provide benefits subsequent to the employee’s employment with the Company. For this plan, the Company expensed $2.1 thousand and $2.0 thousand for the three-month periods ended March 31, 2025 and 2024.

The Company adopted supplemental executive retirement plans for four of its executives. The plans provide cash compensation to the executive officers under certain circumstances, including a separation of service. The benefits vest over the period from adoption to a specified age for each executive. The Company recorded expenses, including interest, of $64.6 thousand and $66.0 thousand for the three-month periods ended March 31, 2025 and 2024, respectively.

Retirement plan expenses are included in employee benefits on the Consolidated Statements of Income.

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

11.	Borrowed Funds

Borrowed funds may consist of securities sold under repurchase agreements, which represent overnight or term borrowings from customers, advances from the Federal Home Loan Bank of Atlanta (“FHLB”), advances from the Federal Reserve Bank of Richmond (the “Reserve Bank”), term borrowings from a commercial bank, and overnight borrowings from commercial banks.

Additional information is as follows:

	March 31,	December 31,
(dollars in thousands)	2025	2024
Amount outstanding at period-end:
Securities sold under repurchase agreements	$5,482	$5,564
Federal Home Loan Bank advances	-	5,000
Long-term debt (net of issuance costs)	10,858	11,329

Average rate at period-end:
Securites sold under repurchase agreements	1.25%	1.25%
Federal Home Loan Bank advances	-	1.00%
Long-term debt	4.10%	4.10%

The Bank is approved to borrow 75% of eligible pledged single-family residential loans and 50% of eligible pledged commercial loans as well as investment securities, or approximately $70.1 million under a secured line of credit with the FHLB. The Bank also has a facility with the Reserve Bank, which has been in place for over 10 years and is collateralized by loans. Under this facility, the Bank can borrow approximately $41.3 million. Additionally, the Bank has $23.5 million ($14.5 million unsecured and $9.0 million secured) of overnight federal funds lines of credit available from commercial banks.

FHLB advances of $0 and $5,000,000 were outstanding as of March 31, 2025 and December 31, 2024, respectively. The Company borrowed $17.0 million to facilitate the Merger in 2020. There were no borrowings from the Reserve Bank or our commercial bank lenders at March 31, 2025 or December 31, 2024.

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

During the year ended December 31, 2023, 2,000 fully vested shares of common stock and RSUs relating to 3,000 shares of common stock were granted to one executive officer. The RSUs contemplate the issuance of shares of common stock of Farmers and Merchants Bancshares, Inc. if and when the RSUs vest. One-third of the RSUs vested on September 22, 2024, and one-third will vest on September 22, 2025 and one-third will vest on September 22, 2026 provided that the grantee is employed and in good standing with the Company on the applicable vesting date.

A summary of the Company’s RSU activity during the three months ended March 31, 2025 is shown below:

		Grant Date
	Number of shares	Fair Value per Share

Balance at December 31, 2024	2,000	$18.54
Granted	-	-
Vested	-	-
Forfeited	-	-
Balance at March 31, 2025	2,000	$18.54

The compensation cost charged to income in respect of awards granted under the Equity Plan was $4.5 thousand for each of the three-months ended March 31, 2025 and 2024. As of March 31, 2025, there was $27.3 thousand of unrecognized compensation cost related to the unvested RSUs, which are expected to be recognized over a period of 18 months.

During the quarter ended March 31, 2025, the Company paid bonuses in the aggregate amount of $37.3 thousand to certain employees in the form of common stock. To effect this, the Company issued 1,963 shares having a grant date fair value of $19.00 per share. Additionally, certain directors elected to have some or all of their 2024 fees paid in common stock. The Company paid $116.1 thousand of board fees in the form of common stock by issuing 6,731 shares having a grant date fair value of $17.25 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis is intended as a review of material changes in and significant factors affecting the financial condition and results of operations of Farmers and Merchants Bancshares, Inc. and its consolidated subsidiaries for the periods indicated. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and the notes thereto contained in Item 1 of Part I of this report, and with Management’s Discussion and Analysis of Financial Condition and Results of Operations, the audited consolidated financial statements and notes thereto, and the other statistical information contained in the Annual Report of Farmers and Merchants Bancshares, Inc. on Form 10-K for the year ended December 31, 2024 (the “Form 10-K”). References in this report to “us”, “we”, “our”, and “the Company” are to Farmers and Merchants Bancshares, Inc. and, unless the context clearly suggests otherwise, its consolidated subsidiaries.

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

Estimates and Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. See Note 1 of the Notes to the audited consolidated financial statements as of and for the year ended December 31, 2024, which were included in Item 8 of Part II of the Form 10-K. On an on-going basis, management evaluates estimates, including those related to credit losses and intangible assets, impairment of investment securities, income taxes, and fair value of investments. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated financial statements.

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

Management does not believe that any material changes in our critical accounting policies have occurred since December 31, 2024.

Financial Condition

Total assets decreased by $27.0 million, or 3.2%, to $817.6 million at March 31, 2025 from $844.6 million at December 31, 2024. The decrease in total assets was due primarily to a decrease of $42.0 million in cash and cash equivalents and a decrease of $1.3 million in debt securities, offset by an increase of $17.1 million in loans.

Total liabilities decreased by $29.4 million, or 3.7%, to $759.0 at March 31, 2025 from $788.4 million at December 31, 2024. The decrease was due primarily to a $23.2 million decrease in deposits and a $5.0 million decrease in advances from the Federal Home Loan Bank of Atlanta.

Stockholders’ equity increased by $2.3 million, or 4.0%, to $58.6 million at March 31, 2025 from $56.3 million at December 31, 2024. The increase was primarily due to net income of $1.2 million and a decrease of $1.0 million in accumulated other comprehensive loss.

Loans

Major categories of loans at March 31, 2025 and December 31, 2024 were as follows:

	March 31,		December 31,
(dollars in thousands)	2025		2024

Real estate:
Commercial	$415,060	69%	$398,126	68%
Construction/Land development	25,650	4%	27,357	5%
Residential	108,053	18%	111,898	19%
Commercial	55,903	9%	50,405	9%
Consumer	447	0%	176	0%
Total loans	605,113	100%	587,962	100%
Less: Allowance for credit losses on loans	4,304		4,260
Deferred origination fees net of costs	761		709
	$600,048		$582,993

Loans increased by $17.0 million, or 2.9%, to $600.0 million at March 31, 2025 from $583.0 million at December 31, 2024. The increase was due primarily to increases of $16.9 million in commercial real estate loans and $5.5 million in commercial loans, offset by decreases of $3.8 million in residential real estate and $1.7 million in construction/land development loans. The growth was due to the addition of new lending staff during the last 18 months and stabilizing interest rates. The allowance for credit losses on loans remained flat at $4.3 million at both March 31, 2025 and December 31, 2024.

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

The following table provides the activity for the allowance for credit losses losses for the three-month periods ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025
(Dollars in thousands)	Held to maturity securities	Loans	Unfunded loan commitments	Total

Beginning balance	$60	$4,260	$240	$4,560
Provision for (recovery of) credit losses	3	40	(13)	30
Charge-offs	-	-	-	-
Recoveries	-	4	-	4
Ending balance	$63	$4,304	$227	$4,594

	Three Months Ended March 31, 2024
(Dollars in thousands)	Held to maturity securities	Loans	Unfunded loan commitments	Total

Beginning balance	$36	$4,285	$228	$4,549
Provision for (recovery of) credit losses	(4)	28	(24)	-
Charge-offs	-	(1)	-	(1)
Recoveries	-	6	-	6
Ending balance	$32	$4,318	$204	$4,553

Watch list loans include loans classified as Special Mention, Substandard, and Doubtful. As of March 31, 2025, the Company had $12.7 million of loans on a watch list, other than collateral-dependent loans, for which the borrowers have the potential for experiencing financial difficulties. As of December 31, 2024, the Company had $8.1 million of such loans. Watch List loans are subject to ongoing management attention and their classifications are reviewed regularly.

Management believes that the $4.3 million reserve at March 31, 2025 is adequate to cover the expected losses inherent in the loan portfolio. The Company’s loan portfolio grew by $16 million during the first three months of 2025. The allowance for credit losses on loans was 0.71% of the loan portfolio at March 31, 2025 compared to 0.72% at December 31, 2024. The decrease in the percentage is due primarily to the decrease in the duration of the loans per the CECL calculation.

The reserve for held to maturity securities was $62 thousand at March 31, 2025 and $60 thousand at December 31, 2024. The reserve can vary from quarter to quarter due to the unrated portion of the bond portfolio where the projected life is the most significant factor in determining the reserve. The unrated bonds have a call provision at the option of the issuer. Market rates at quarter end determines if the bonds are projected to be called which shortens the projected life of the bonds significantly. If market rates are at a level that a call is not projected, the bonds are assumed to reach maturity which significantly lengthens the projected life. A longer projected life increases the allowance for credit losses.

Investment Securities

Investments in debt securities decreased by $1.3 million, or 0.9%, to $144.9 million at March 31, 2025 from $146.2 million at December 31, 2024. At both March 31, 2025 and December 31, 2024, the Company had classified 86% of the investment portfolio as available for sale. The remaining balance of the portfolio was classified as held to maturity.

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

Other Real Estate Owned

Other real estate owned (“OREO”) at both March 31, 2025 and December 31, 2024 included one property. The property is an apartment building in Baltimore, Maryland that was acquired in the Merger. The property is being marketed for sale.

	March 31,	December 31,
(dollars in thousands)	2025	2024

Other Real Estate Owned	$1,176	$1,176

Other assets

Other assets decreased by $417.0 thousand to $7.7 million at March 31, 2025 from $8.2 million at December 31, 2024 due primarily to a decrease of $432.9 thousand in the value of an interest rate swap.

Deposits

Total deposits decreased by $23.2 million, or 3.1%, to $735.6 million at March 31, 2025 from $758.8 million at December 31, 2024. The decrease in deposits was due primarily to a $27.7 million decrease in brokered CDs, a $3.4 million decrease in certificates of deposit and a $2.8 million decrease in noninterest-bearing checking accounts, offset by a $8.7 million increase in money market accounts. Generally, the decreases are due to the competition for deposits among all financial institutions due to higher interest rates.

The following table shows the average balances and average costs of deposits for the three-month periods ended March 31, 2025 and 2024:

	March 31, 2025		March 31, 2024
	Average		Average
(dollars in thousands)	Balance	Cost	Balance	Cost

Noninterest bearing demand deposits	$104,058	0.00%	$113,411	0.00%
Interest bearing demand deposits	119,970	0.81%	130,458	0.68%
Savings and money market deposits	147,106	0.70%	157,978	0.65%
Time deposits	361,605	4.15%	261,573	4.01%
	$732,739	2.32%	$663,420	1.87%

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

The Bank is approved to borrow 75% of eligible pledged single-family residential loans and 50% of eligible pledged commercial loans as well as investment securities, or approximately $70.1 million under a secured line of credit with the FHLB. The Bank also has two facilities with the Reserve Bank. Under the first facility, which has been in place for over 10 years and is collateralized by loans, the Bank can borrow approximately $41.3 million. The second facility is the Bank Term Funding Program (“BTFP”) that the Reserve Bank created in 2023. The BTFP facility allows securities to be pledged at par, provides fixed rates for up to one-year terms, and allows prepayments in whole or in part at any time. Effective, March 11, 2024, no new advances are available under the BTFP facility. Finally, the Bank has $23.5 million ($14.5 million unsecured and $9.0 million secured) of overnight federal funds lines of credit available from commercial banks.

FHLB advances of $0 and $5.0 million were outstanding as of March 31, 2025 and December 31, 2024, respectively. BTFP advances of $0.0 were outstanding as of both March 31, 2025 and December 31, 2024. The Company borrowed $17.0 million to facilitate the Merger in 2020 as more fully described below. There were no borrowings from the Reserve Bank other than the BTFP advances noted above or our commercial bank lenders at March 31, 2025 or December 31, 2024. Management believes that we have adequate liquidity sources to meet all anticipated liquidity needs over the next 12 months. Management knows of no trend or event which is likely to have a material impact on our ability to maintain liquidity at satisfactory levels. Uninsured deposits were approximately $172.7 million, or 23.5% of total deposits, at March 31, 2025.

Borrowings and Other Contractual Obligations

The Company’s contractual obligations consist primarily of borrowings and operating leases for various facilities.

Securities sold under agreements to repurchase represent overnight borrowings from customers. Securities owned by the Company which are used as collateral for these borrowings are primarily U.S. government agency securities.

On September 30, 2020, the Company borrowed $17.0 million from First Horizon Bank (“FHN”) to be used, on October 1, 2020, to fund a portion of the merger consideration paid in the Merger. Net of issuance costs of $28.1 thousand, the Company received $16.9 million in loan proceeds. The loan matures on September 30, 2025. The interest rate on the loan is fixed at 4.10%. The Company made quarterly interest-only payments through October 1, 2021. During the remaining term of the loan, the Company is required to make quarterly interest and principal payments of approximately $646.5 thousand, which is based on a nine-year straight-line amortization schedule. The remaining balance of approximately $9.9 million will be due at maturity. To secure its obligations under this loan, the Company pledged all of its shares of common stock of the Bank to the lender.

Specific information about the Company’s borrowings and contractual obligations is set forth in the following table:

	March 31,	December 31,
(dollars in thousands)	2025	2024
Amount outstanding at period-end:
Securities sold under repurchase agreements	$5,482	$5,564
Federal Home Loan Bank advance (matures on March 31, 2025)	-	5,000
Long-term debt (net of issuance costs)	10,858	11,329
Weighted average rate paid at period-end:
Securities sold under repurchase agreements	1.25%	1.25%
Federal Home Loan Bank advances	0.00%	1.00%
Long-term debt	4.10%	4.10%

The long-term debt outstanding at March 31, 2025 will require the following principal payments:

(dollars in thousands)
Year ending December 31, 2025	$10,858

Off-Balance Sheet Arrangements

In the normal course of business, the Bank makes commitments to extend credit and issues standby letters of credit. Outstanding loan commitments, unused lines of credit, and letters of credit as of March 31, 2025 and December 31, 2024 are as follows:

	March 31,	December 31,
(dollars in thousands)	2025	2024

Loan commitments
Construction and land development	$1,901	$532
Commercial	4,300	7,250
Commercial real estate	2,515	24,062
Residential	9,330	405
	$18,046	$32,249

Unused lines of credit
Home-equity lines	$14,140	$17,505
Commercial lines	53,405	49,249
	$67,545	$66,754

Letters of credit	$1,974	$1,974

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

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended March 31, 2025 and 2024

General

Net income for the three months ended March 31, 2025 and March 31, 2024 remained steady at $1.2 million. Total interest income increased by $820 thousand, from $9.1 million for the three months ended March 31, 2024 to $9.9 million for the three months ended March 31, 2025. Total interest expense increased by $499 thousand, from $3.9 million for the three months ended March 31, 2024 to $4.4 million for the three months ended March 31, 2025. The provision for credit losses for the three-month periods ended March 31, 2025 and March 31, 2024 was $30 thousand and $0, respectively. Noninterest income increased by $10 thousand, from $504 thousand for the three months ended March 31, 2024 to $514 thousand for the three months ended March 31, 2025. Noninterest expense increased by $386 thousand, from $4.1 million March 31, 2024 to $4.5 million at March 31, 2025. Income tax expense decreased by $30 thousand, from $346 thousand March 31, 2024 to $316 thousand March 31, 2025.

Net Interest Income

Net interest income was $5.5 million for the three months ended March 31, 2025 compared to $5.2 million for the same period of 2024. The net yield on interest earning assets increased to 2.81% for the three months ended March 31, 2025 from 2.69% for the same period of 2024. Higher interest income on loans was the driving factor in the higher net interest income, offset by the Federal Reserve rate decreases.

Total interest income for the three months ended March 31, 2025 was $9.9 million compared to $9.1 million for the same period of 2024, an increase of $820 thousand, or 9.0%.

Total interest income on loans for the three months ended March 31, 2025 increased by $1.5 million when compared to the same period of 2024 due to a $59.1 million higher average loan balance for the three months ended March 31, 2025 when compared to the same period of 2024 and a higher loan yield of 5.64% for the three months ended March 31, 2025 versus 5.15% for the same period of 2024. Investment income for the three months ended March 31, 2025 decreased by $502 thousand, or 28.7%, when compared to the same period of 2024 due to a decrease in the fully-taxable equivalent yield to 2.97% for the three months ended March 31, 2025 compared to 3.36% for the same period of 2024, and a $39.9 million lower average investment balance. The fully-taxable equivalent yield on total interest-earning assets increased 35 basis points to 5.03% for the three months ended March 31, 2025 from 4.68% for the same period of 2024. The average balance of total interest-earning assets increased by $10.6 million to $790.6 million for the three months ended March 31, 2025 compared to $779.9 million for the same period of 2024.

Total interest expense for the three months ended March 31, 2025 was $4.4 million compared to $3.9 million for the same period of 2024, an increase of $499 thousand, or 12.8%. The increase was due to a $23.0 million increase in the average balance of interest-bearing liabilities to $650.0 million for the three months ended March 31, 2025 compared to $626.9 million for the same period of 2024, and a higher overall cost of funds on interest bearing deposits and borrowings of 2.70% for the three months ended March 31, 2025 compared to 2.48% for the same period of 2024. Cost of funds for time deposits increased to 4.15% for the three months ended March 31, 2025 from 4.01% for the same period of 2024. Costs of funds attributable to long-term debt and FHLB, Reserve Bank and other borrowings decreased to 3.17% for the three months ended March 31, 2025 from 4.42% for the same period of 2024.

Average noninterest-earning assets increased by $6.3 million to $26.2 million for the three months ended March 31, 2025 compared to $19.9 million in the same period of 2024. Average noninterest-bearing deposits decreased by $9.3 million to $104.1 million during the three months ended March 31, 2025 compared to $113.4 million in the same period of 2024. The average balance in stockholders’ equity increased by $4.7 million for the three months ended March 31, 2025 when compared with the same period of 2024.

The following table sets forth information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities for the three-month periods ended March 31, 2025 and 2024. Average balances are also provided for noninterest-earning assets and noninterest-bearing liabilities.

	Three Months Ended			Three Months Ended
(dollars in thousands)	March 31, 2025			March 31, 2024
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
Assets:
Loans	$593,653	$8,366	5.64%	$534,566	$6,882	5.15%
Securities, taxable (1)	149,525	1,052	2.81%	190,082	1,580	3.33%
Securities, tax exempt (1)	18,690	196	4.19%	18,052	170	3.77%
Deposits at other financial institutions and other interest-earning assets (1)	28,701	335	4.67%	37,224	501	5.38%
Total interest-earning assets	790,569	9,949	5.03%	779,924	9,133	4.68%
Noninterest-earning assets	26,191			19,917
Total assets	$816,760			$799,841

Liabilities and Stockholders’ Equity:
NOW, savings, and money market	$267,076	500	0.75%	$288,437	476	0.66%
Certificates of deposit	361,605	3,749	4.15%	261,573	2,625	4.01%
Securities sold under repurchase agreements	5,496	17	1.24%	7,380	23	1.25%
FHLB advances	4,944	12	0.97%	5,000	12	1.01%
FRB advances and other borrowings	-	-	0.00%	51,692	622	4.81%
Long-term debt	10,852	113	4.17%	12,859	134	4.16%
Total interest-bearing liabilities	649,973	4,391	2.70%	626,941	3,892	2.48%

Noninterest-bearing deposits	104,058			113,411
Noninterest-bearing liabilities	6,072			7,561
Total liabilities	760,103			747,913
Stockholders' equity	56,657			51,928
Total liabilities and stockholders' equity	$816,760			$799,841

Net interest income		$5,558			5,241

Interest rate spread			2.33%			2.20%

Net yield on interest-earning assets			2.81%			2.69%

Ratio of average interest-earning assets to Average interest-bearing liabilities			121.63%			124.40%

(1) - Interest on tax-exempt securities and other tax-exempt investments are reported on a fully taxable equivalent basis. The federal, state and combined tax rates used were 21.00%, 8.25% and 27.5175% respectively.

Provision for Credit Losses

For the three months ended March 31, 2025, a provision for credit losses on loans of $40 thousand and a provision for held to maturity securities of $3 thousand, offset by a recovery for unfunded loan commitments of $13 thousand, resulted in a net provision of $30 thousand. For the three months ended March 31, 2024, a provision for credit losses on loans of $28 thousand, offset by a provision for held to maturity securities of $4 thousand and a recovery for unfunded loan commitments of $24 thousand, resulted in a net provision of $0.

Allocation of the Allowance for Credit Losses on Loans
At March 31, 2025 and December 31, 2024
(Dollars in thousands)

	2025		2024
	Allocation	% of Total*	Allocation	% of Total*
Real estate:
Commercial	$2,363	68.59%	$2,481	67.71%
Construction and land development	415	4.24%	478	4.65%
Residential	646	17.86%	751	19.03%
Commercial	749	9.24%	513	8.57%
Consumer	32	0.07%	4	0.03%
Unallocated	99	0.00%	33	0.00%
	$4,304	100.00%	$4,260	100.00%

* Percentage of loan type to the total loan portfolio.

	For the Quarters Ended
	March 31,
	2025	2024
	(Dollars in thousands)
Balance at beginning of year	$4,260	$4,285
Charge-offs:
Commercial	-	(1)
Total Charge-offs	-	(1)

Recoveries:
Real Estate:
Residential	4	6
Total Recoveries	4	6

Net recoveries	4	5
Provision for credit losses - loans	40	28
Balance at end of period	$4,304	$4,318

Ratios:
ACL on loans to loans	0.71%	0.80%
Non accrual loans to loans	0.43%	0.12%
ACL on loans to non accrual loans	164.71%	658.80%

		Provision for
(Dollars in thousands)	Beginning	(recovery of)	Charge		Ending
March 31, 2025	balance	credit losses	offs	Recoveries	balance

Real estate:
Commercial	$2,481	$(118)	$-	$-	$2,363
Construction and land development	478	(63)	-	-	415
Residential	751	(109)	-	4	646
Commercial	513	236	-	-	749
Consumer	4	28	-	-	32
Unallocated	33	66	-	-	99
	$4,260	$40	$-	$4	$4,304

	March 31,	December 31,
	2025	2024

ACL on loans to loans	0.71%	0.72%
Non accrual loans to loans	0.43%	0.41%
ACL on loans to non accrual loans	164.71%	174.59%

Noninterest Income

Noninterest income for the three months ended March 31, 2025 was $514 thousand compared to $504 thousand for the same period of 2024, an increase of $10 thousand, or 2.0%. The increase was due primarily to an increase of $94 thousand for the gain on the unwinding of a fair value hedge and a $24 thousand increase in mortgage banking income and an increase of $15 thousand in Bank owned life insurance income, offset by a non-recurring $143 thousand of insurance proceeds from the storm damage to the Bank’s Upperco, Maryland location recorded during the three months ended March 31, 2024.

Noninterest Expense

Noninterest expense for the three months ended March 31, 2025 totaled $4.5 million compared to $4.1 million for the same period of 2024, an increase of $386 thousand, or 9.4%. The increase was due primarily to an increase in Federal Deposit Insurance Corporation premiums of $101 thousand as a result of increased premiums, an increase in occupancy and furniture and equipment expense as a result of increased building repairs, office maintenance expenses, increased rent expense, and increased software maintenance costs due to the core system conversion in the fourth quarter of 2024, and an increase in other expenses of $96 thousand, due primarily to increases in ATM expense and insurance premium taxes.

Income Tax Expense

Income tax expense for the three months ended March 31, 2025 was $316 thousand compared to $346 thousand for the same period of 2024. The effective tax rate was 21.3% for the three months ended March 31, 2025 compared to 22.1% for the same period of 2024. The decrease in the effective tax rate was due to a higher percentage of tax exempt revenue in 2025 versus 2024.

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

Item 2.     Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3.     Defaults upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not Applicable.

Item 5.     Other Information

None of the directors or officers of the Company notified the Company that, during the quarter ended March 31, 2025, they adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of securities of the registrant intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Exchange Act or (ii) any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of the SEC’s Regulation S-K.

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

104

The cover page of Farmers and Merchants Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in Inline XBRL, included within the Exhibit 101 attachments (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS AND MERCHANTS BANCSHARES, INC.

Date: May 15, 2025	/s/ Gary A. Harris
Gary A. Harris
Chief Executive Officer
(Principal Executive Officer)

Date May 15, 2025	/s/ Mark C. Krebs
Mark C. Krebs
Treasurer and Chief Financial Officer
(Principal Financial Officer & Principal Accounting Officer)