Form 10-K/A
period 2024-12-31
Farmers & Merchants Bancshares, Inc.
filed 2025-05-23
CIK 1698022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

Commission file number 000-55756

Farmers and Merchants Bancshares, Inc.

(Exact name of registrant as specified in its charter)

Maryland	81-3605835
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4510 Lower Beckleysville Road, Suite H, Hampstead, Maryland	21074
(Address of principal executive offices)	Zip Code)

Registrant’s telephone number, including area code: 410-374-1510

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, par value $.01 per share	Common Stock Purchase Rights
Title of Class	Title of Class

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

The number of shares of the registrant’s common stock outstanding as of February 28, 2025: 3,175,347

Auditors Name:	Yount, Hyde & Barbour, P.C
Auditors PCAOB #:	613
Auditors location:	9954 Mayland Drive, Suite 2300, Richmond, VA

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to the Annual Report of Farmers and Merchants Bancshares, Inc. (the “Company”) on Form 10-K for the year ended December 31, 2024, which was initially filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2025 (the “Original Report”), is being filed to include in Item 5 of Part II of the Original Report information about unregistered securities sold by the Company during the year ended December 31, 2024. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed or furnished with this Amendment No. 1 as Exhibits 31.1, 31.2, and 32.1.

Except as expressly provided above, this Amendment No. 1 on Form 10-K/A speaks as of the date of the Original Report and the Company has not updated the disclosures contained in any item thereof to speak as of a later date.  All information contained in this Amendment No. 1 on Form 10-K/A is subject to updating and supplementing as provided in the Company’s reports filed with the SEC subsequent to the date on which the Original Report was filed.

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

Equity Compensation Plan Information

Pursuant to the SEC’s Regulation S-K Compliance and Disclosure Interpretation 106.01, the information regarding the Company’s equity compensation plans required by this Item pursuant to Item 201(d) of Regulation S-K is located in Item 12 of Part III of this annual report and is incorporated herein by reference.

Sales of Unregistered Securities

Until the Company’s payment on December 17, 2024 of a cash dividend on outstanding shares of its common stock, the Company maintained a dividend reinvestment plan (the “DRIP”). The shares available under the DRIP were registered under the Securities Act of 1933, as amended (the “Securities Act”), on a Registration Statement on Form S-1 (File No. 333-217918) that was initially declared effective by the SEC on June 1, 2017 (the “Registration Statement”). The Company subsequently discovered that it inadvertently sold and issued 2,407 shares of common stock to 279 participants in the DRIP at a sales price of $14.2215 per share in connection with the reinvestment of their cash dividends paid on December 17, 2024, which shares were not registered under the Securities Act pursuant to the Prior Registration Statement.

Other than as set forth above, the Company did not sell any securities that were not registered under the Securities Act during the three years immediately preceding the date of this Registration Statement.

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

Consolidated Statement of Comprehensive Income for the years ended December 31, 2024 and 2023

Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2024 and 2023

Consolidated Statement of Cash Flows for the years ended December 31, 2024 and 2023

Notes to Consolidated Financial Statements as of and for the years ended December 31, 2024 and 2023

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

4.1

Rights Agreement, dated as of July 30, 2024, by and between Farmers and Merchants Bancshares, Inc. and Equiniti Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 30, 2024)

10.1

Supplemental Executive Retirement Agreement, dated as of August 8, 2022 between Farmers and Merchants Bank and Gary A. Harris (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 27, 2023)

10.2

Supplemental Executive Retirement Agreement, dated as of December 30, 2010, between Farmers and Merchants Bank and Christopher T. Oswald (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10)

10.3

First Amendment to Supplemental Executive Retirement Agreement, dated as of February 22, 2011, between Farmers and Merchants Bank and Christopher T. Oswald (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10)

10.4

Performance Driven Retirement Plan Agreement, dated as of November 17, 2015, between Farmers and Merchants Bank and Mark C. Krebs (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10)

10.5

Severance Agreement, dated as of February 19, 2013, between Farmers and Merchants Bank and Mark C. Krebs (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022)

10.6

First Amendment to Severance Agreement, dated as of November 15, 2023, between Farmers and Merchants Bank and Mark C. Krebs (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022)

10.7

Change in Control Severance Agreement, dated July 18, 2023, between Farmers and Merchants Bancshares, Inc. and Gary Harris (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 20, 2023)

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

19	Farmers and Merchants Bancshares, Inc. Insider Trading Policy*

21	Subsidiaries*

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Certifications of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certifications of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T*

104	The cover page of Farmers and Merchants Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL, included within the Exhibit 101 attachments*

___________________________________

* Filed with the Original Report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FARMERS AND MERCHANTS BANCSHARES, INC.

Dated: May 23, 2025	By:	/s/ Gary A. Harris
Gary A. Harris
President and Chief Executive Officer (Principal Executive Officer)