Form 10-Q/A
period 2025-03-31
Farmers & Merchants Bancshares, Inc.
filed 2025-08-12
CIK 1698022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to the Quarter Report of Farmers and Merchants Bancshares, Inc. (the “Company”) on Form 10-Q for the quarter ended March 31, 2025, which was initially filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2025 (the “Original Report”), is being filed to include in Part I thereof the information required by Item 3 and Item 4, which was inadvertently omitted. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed or furnished with this Amendment No. 1 as Exhibits 31.1, 31.2, and 32.1, so Item 6 of Part II of the Original Report is also amended hereby.

Except as expressly provided above, this Amendment No. 1 on Form 10-Q/A speaks as of the date of the Original Report and the Company has not updated the disclosures contained in any item thereof to speak as of a later date.  All information contained in this Amendment No. 1 on Form 10-Q/A is subject to updating and supplementing as provided in the Company’s reports filed with the SEC subsequent to the date on which the Original Report was filed.

PART I – FINANCIAL INFORMATION

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

An evaluation of the effectiveness of these disclosure controls as of March 31, 2025 was carried out under the supervision and with the participation of management, including the PEO and the PFO. Based on that evaluation, management, including the PEO and the PFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the quarter ended March 31, 2025, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

* Filed with the Original Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS AND MERCHANTS BANCSHARES, INC.

Date: August 12, 2025	/s/ Gary A. Harris Gary A. Harris Chief Executive Officer (Principal Executive Officer)

Date August 12, 2025	/s/ Paul B. Susie Paul B. Susie Treasurer and Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)