Form 10-Q
period 2025-06-30
Farmers & Merchants Bancshares, Inc.
filed 2025-08-14
CIK 1698022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,175,347 as of August 14, 2025.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Consolidated Balance Sheets
Dollars in thousands except share data
(Unaudited)

	June 30,	December 31,
	2025	2024 *

Assets

Cash and due from banks	$30,282	$63,962
Federal funds sold and other interest-bearing deposits	1,001	697
Cash and cash equivalents	31,283	64,659
Certificates of deposit in other banks	100	100
Securities available for sale, at fair value	121,434	125,713
Securities held to maturity, at amortized cost less allowance for credit losses of $81 and $60	21,328	20,499
Equity security, at fair value	535	518
Restricted stock, at cost	1,190	921
Mortgage loans held for sale	641	157
Loans, less allowance for credit losses of $4,233 and $4,260	615,469	582,993
Premises and equipment, net	7,267	7,349
Accrued interest receivable	2,388	2,439
Deferred income taxes, net	7,120	7,606
Other real estate owned, net	2,758	1,176
Bank owned life insurance	15,535	15,324
Goodwill and other intangibles, net	7,022	7,026
Other assets	8,148	8,163
Total Assets	$842,218	$844,643

Liabilities and Stockholders' Equity

Deposits
Noninterest-bearing	$121,398	$107,197
Interest-bearing	627,500	651,609
Total deposits	748,898	758,806
Securities sold under repurchase agreements	4,772	5,564
Federal Home Loan Bank of Atlanta advances	10,000	5,000
Long-term debt, net of issuance costs	10,388	11,329
Accrued interest payable	919	1,003
Other liabilities	6,995	6,669
Total liabilities	781,972	788,371

Stockholders' equity
Common stock, par value $.01 per share, authorized 5,000,000 shares; issued and outstanding 3,175,347 shares in 2025 and 3,166,653 shares in 2024	32	32
Additional paid-in capital	31,299	31,136
Retained earnings	43,976	41,613
Accumulated other comprehensive loss	(15,061)	(16,509)
Total Stockholders' equity	60,246	56,272
Total liabilities and stockholders' equity	$842,218	$844,643

* Derived from audited consolidated financial statements

The accompanying notes are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Consolidated Statements of Income
Dollars in thousands except per share data
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Interest income
Loans, including fees	$8,899	$7,238	$17,265	$14,120
Investment securities - taxable	1,070	1,592	2,121	3,171
Investment securities - tax exempt	153	138	309	274
Federal funds sold and other interest earning assets	171	212	485	681
Total interest income	10,293	9,180	20,180	18,246

Interest expense
Deposits	4,071	3,232	8,321	6,333
Securities sold under repurchase agreements	12	13	29	36
Federal Home Loan Bank advances	110	32	122	44
Federal Reserve Bank advances	-	641	-	1,263
Long-term debt	109	129	222	262
Total interest expense	4,302	4,047	8,694	7,938
Net interest income	5,991	5,133	11,486	10,308

Provision for credit losses	238	-	268	-

Net interest income after provision for credit losses	5,753	5,133	11,218	10,308

Noninterest income
Service charges on deposit accounts	178	217	342	412
Mortgage banking income	47	18	76	23
Bank owned life insurance income	106	94	211	185
Fair value adjustment of equity security	1	(2)	10	(6)
Gain on settlement of fair value hedge	-	-	94	-
Loss on sale of debt securities	-	(31)	-	(32)
Gain on insurance proceeds, net	-	-	-	143
Other fees and commissions	124	78	236	153
Total noninterest income	456	374	969	878

Noninterest expense
Salaries	2,191	1,993	4,398	3,969
Employee benefits	531	441	913	1,048
Occupancy	280	278	608	524
Furniture and equipment	480	328	815	570
Professional services	218	158	391	364
Automated teller machine and debit card expenses	168	166	336	301
Federal Deposit Insurance Corporation premiums	117	94	316	192
Postage, delivery, and armored carrier	64	64	142	145
Advertising	74	74	130	123
Other real estate owned expense, net	67	3	71	5
Other	540	524	1,108	995
Total noninterest expense	4,730	4,123	9,228	8,236

Income before income taxes	1,479	1,384	2,959	2,950
Income taxes	280	305	596	652
Net income	$1,199	$1,079	$2,363	$2,298

Earnings per common share - basic	$0.38	$0.35	$0.74	$0.74
Earnings per common share - diluted	$0.38	$0.35	$0.74	$0.74

The accompanying notes are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2025	2024	2025	2024

Net income	$1,199	$1,079	$2,363	$2,298

Other comprehensive income, net of income taxes:
Total unrealized gain on investment securities available for sale, net of hedges	682	1,339	2,089	878

Reclassification adjustment for realized loss (gains)	-	31	(94)	32

Income tax expense	(188)	(384)	(547)	(250)

Total other comprehensive income	494	986	1,448	660

Total comprehensive income	$1,693	$2,065	$3,811	$2,958

The accompanying notes are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Three and six months Ended June 30, 2025 and 2024

(Unaudited)

(Dollars in thousands except per share data)

			Additional		Accumulated other	Total
	Common stock		paid-in	Retained	comprehensive	stockholders'
	Shares	Par value	capital	earnings	income	equity

Three months ended June 30, 2024
Balance, March 31, 2024	3,116,966	$31	$30,402	$40,653	$(18,010)	$53,076
Net income	-	-	-	1,079	-	1,079
Other comprehensive income	-	-	-	-	986	986
Stock-based compensation	-	-	5	-	-	5
Cash dividends, $0.33 per share	-	-	-	(1,029)	-	(1,029)
Dividends reinvested	28,008	-	426	-	-	426
Balance, June 30, 2024	3,144,974	$31	$30,833	$40,703	$(17,024)	$54,543

Six months ended June 30, 2024
Balance, December 31, 2023	3,116,966	$31	$30,398	$39,433	$(17,684)	$52,178
Net income	-	-	-	2,298	-	2,298
Other comprehensive income	-	-	-	-	660	660
Stock-based compensation	-	-	9	-	-	9
Cash dividends, $0.33 per share	-	-	-	(1,028)	-	(1,028)
Dividends reinvested	28,008	-	426	-	-	426
Balance, June 30, 2024	3,144,974	$31	$30,833	$40,703	$(17,024)	$54,543

Three months ended June 30, 2025
Balance, March 31, 2025	3,175,347	$32	$31,294	$42,777	$(15,555)	$58,548
Net income	-	-	-	1,199	-	1,199
Other comprehensive income	-	-	-	-	494	494
Stock-based compensation	-	-	5	-	-	5
Balance, June 30 2025	3,175,347	$32	$31,299	$43,976	$(15,061)	$60,246

Six months ended June 30, 2025
Balance, December 31, 2024	3,166,653	$32	$31,136	$41,613	$(16,509)	$56,272
Net income	-	-	-	2,363	-	2,363
Other comprehensive income	-	-	-	-	1,448	1,448
Stock-based compensation	8,694	-	163	-	-	163
Balance, June 30, 2025	3,175,347	$32	$31,299	$43,976	$(15,061)	$60,246

The accompanying notes are an integral part of these consolidated financial statements

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

Six Months Ended June 30,	2025	2024

Reconciliation of net income to net cash provided by operating activities
Net income	$2,363	$2,298
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	380	286
Provision for credit losses	268	-
Amortization (accretion) of right of use asset	(3)	3
Equity security dividends reinvested	(8)	(7)
Unrealized (gain) loss on equity security	(9)	6
Write down of other real estate owned	83	-
Gain on insurance proceeds	-	(143)
Loss on fair value hedge	64	-
Settlement of fair value hedge	(94)	-
Loss on sale of debt securities	-	32
Stock based compensation	163	9
Amortization of debt issuance costs	3	3
Amortization of premiums and (accretion of discounts), net	(227)	(489)
Increase in bank owned life insurance cash surrender value	(211)	(185)
Increase (decrease) in
Deferred loan fees and costs, net	41	41
Accrued interest payable	(83)	735
Other liabilities	225	(246)
Decrease (increase) in
Mortgage loans held for sale	(484)	-
Accrued interest receivable	50	(10)
Other assets	(624)	(406)

Net cash provided by operating activities	1,897	1,927

The accompanying notes are an integral part of these consolidated financial statements

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

Six Months Ended June 30,	2025	2024

Cash flows from investing activities
Proceeds from paydowns, maturity and call of securities
Available for sale	7,110	9,165
Sales of securities
Available for sale	-	521
Purchase of securities
Available for sale	-	(3,269)
Held to maturity	(773)	-
Loans made to customers, net of principal collected	(34,491)	(22,702)
Purchase of stock in FHLB of Atlanta	(269)	(533)
Proceeds from insurance	-	143
Purchases of premises, equipment and software	(206)	(1,132)
Net cash used in investing activities	(28,629)	(17,807)

Cash flows from financing activities
Net increase (decrease) in
Noninterest-bearing deposits	14,200	(6,377)
Interest-bearing deposits	(24,108)	(23,373)
Securities sold under repurchase agreements	(792)	(4,002)
Federal Home Loan Bank of Atlanta advances	5,000	10,000
Federal Reserve Bank advances	-	21,000
Long-term debt principal payments	(944)	(945)
Dividends paid, net of reinvestments	-	(603)
Net cash used in financing activities	(6,644)	(4,300)

Net decrease in cash and cash equivalents	(33,376)	(20,180)

Cash and cash equivalents at beginning of period	64,659	44,690
Cash and cash equivalents at end of period	$31,283	$24,510

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$8,771	$7,200
Cash paid during the period for income taxes	134	190
Supplemental disclosure of non-cash transactions:
Net unrealized gain (loss) on securities available for sale	2,682	(530)
(Decrease) increase in fair value of interest rate swap agreements	(738)	-
Additions to right of use assets obtained in exchange for lease liabilities	-	705
Foreclosure in settlement of loan receivable	(1,665)	-

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods have been made. Such adjustments were normal and recurring in nature. The results of operations for the three and six month periods ended June 30, 2025 do not necessarily reflect the results that may be expected for the fiscal year ending December 31, 2025 or any future interim period. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2024, which are included in Farmers and Merchants Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024 that was filed with the Securities and Exchange Commission (the “SEC”).

Recent Accounting Pronouncements

Management has the responsibility for the selection and use of appropriate accounting policies. The significant accounting policies used by the Company are described in the notes to the consolidated financial statements.

In January 2025, the FASB issued ASU 2025-01, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date.” ASU 2025-01 amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2025-01 is permitted. The Company does not expect the adoption of ASU 2025-01 to have a material impact on its consolidated financial statements.

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

Recently Adopted Accounting Developments

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The amendments in this ASU require an entity to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, which is greater than five percent of the amount computed by multiplying pretax income by the entity’s applicable statutory rate, on an annual basis. Additionally, the amendments in this ASU require an entity to disclose the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions that are equal to or greater than five percent of total income taxes paid (net of refunds received). Lastly, the amendments in this ASU require an entity to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. ASU 2023-09 was effective for the Company on January 1, 2025. The adoption of ASU 2023-09 did not have a material impact on its consolidated financial statements.

Management believes that the accounting policies adopted by management are consistent with authoritative GAAP and are consistent with those followed by our peers.

Summary of Significant Accounting Policies

There have been no changes to significant accounting policies since the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 was issued.

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

3.	Investment Securities

Investments in debt securities are summarized as follows:

(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair	Allowance for	Net Carrying
June 30, 2025	cost (1)	gains	losses	value	Credit Losses	Amount

Available for sale

State and municipal	$455	$-	$6	$449	$-	$449
SBA pools	563	1	3	561	-	561
Corporate bonds	7,050	-	818	6,232	-	6,232
Mortgage-backed securities	134,012	59	19,879	114,192	-	114,192
	$142,080	$60	$20,706	$121,434	$-	$121,434

Held to maturity

State and municipal	$21,409	$-	$1,527	$19,882	$81	$21,328

(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair	Allowance for	Net Carrying
December 31, 2024	cost (1)	gains	losses	value	Credit Losses	Amount

Available for sale

State and municipal	$500	$-	$13	$487	$-	$487
SBA pools	634	1	6	629	-	629
Corporate bonds	8,054	-	869	7,185	-	7,185
Mortgage-backed securities	139,853	13	22,454	117,412	-	117,412
	$149,041	$14	$23,342	$125,713	$-	$125,713

Held to maturity

State and municipal	$20,559	$1	$1,628	$18,932	$60	$20,499

(1)

Exluded from the amortized cost of securities available for sale are basis adjustments for securities designated in active fair value hedges. Basis adjustments totaled $132 thousand and ($556) thousand as of June 30, 2025 and December 31, 2025, respectively.

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

The following table summarizes Moody's and/or Standard & Poor's bond ratings (the Company’s primary credit quality indicators) for our portfolio of held-to-maturity securities issued by states and political subdivisions as of June 30, 2025 and December 31, 2024 at amortized cost:

(dollars in thousands)	June 30, 2025	December 31, 2024
AAA	$2,812	$2,803
AA	12,407	12,603
A	1,514	1,811
Not rated	4,676	3,342
Total	$21,409	$20,559

Generally, the historical loss rates associated with securities having similar grades as those in our portfolio have not been significant. Furthermore, as of June 30, 2025, there were no past due principal or interest payments associated with these securities and none were on nonaccrual status.

The following table details activity in the allowance for credit losses on held-to-maturity securities for the three- and six-month periods ended June 30, 2025 and 2024:

	Three Months	Six Months	Three Months	Six Months
	Ended	Ended	Ended	Ended
(dollars in thousands)	June 30, 2025	June 30, 2025	June 30, 2024	June 30, 2024

Beginning balance	$63	$60	$32	$36

Credit loss provision	18	21	95	91
Ending balance	$81	$81	$127	$127

Accrued interest receivable on available for sale securities totaled $278.2 thousand and $302.5 thousand as of June 30, 2025 and December 31, 2024, respectively, and accrued interest receivable on held to maturity securities totaled $123.2 thousand and $122.0 thousand as of June 30, 2025 and December 31, 2024, respectively.  Both are grouped in accrued interest receivable on the consolidated balance sheets.

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Contractual maturities, shown below, will differ from actual maturities because borrowers and issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
(dollars in thousands)	Amortized	Fair	Amortized	Fair
June 30, 2025	cost (1)	value	cost	value

Within one year	$250	$249	$259	$259
Over one to five years	755	698	402	397
Over five to ten years	6,500	5,734	8,655	8,153
Over ten years	-	-	12,093	11,073
	7,505	6,681	21,409	19,882
Mortgage-backed securities and SBA pools, due in monthly installments	134,575	114,753	-	-
	$142,080	$121,434	$21,409	$19,882

(1)

Exluded from the amortized cost of securities available for sale are basis adjustments for securities designated in active fair value hedges. Basis adjustments totaled $132 thousand as of June 30, 2025.

Securities with a carrying value of $24.2 million and $26.3 million as of June 30, 2025 and December 31, 2024, respectively, were pledged as collateral for borrowings, securities sold under repurchase agreements and other collateralized deposits.

During the three- and six-month periods ended June 30, 2025, there were no sales of available for sale securities. The Bank settled a fair value hedge during the first quarter of 2025 which resulted in a gain of $94 thousand. There was one sale of an available for sale security with a principal balance of $521 thousand witch resulted in a loss of $32 thousand during the three and six- month periods ended June 30, 2024.

The following table sets forth the Company’s gross unrealized losses on a continuous basis for available for sale debt securities, by category and length of time.

(dollars in thousands)
June 30, 2025	Less than 12 months		12 months or more		Total
Description of investments	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

State and municipal	$-	$-	$449	$6	$449	$6
SBA pools	-	-	335	3	335	3
Corporate bonds	-	-	6,232	818	6,232	818
Mortgage-backed securities	14,324	352	89,332	19,527	103,656	19,879
Total	$14,324	$352	$96,348	$20,354	$110,672	$20,706

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

As of June 30, 2025, management did not have the intent to sell any of the securities before a recovery of cost and it is more likely than not that the Company will not be required to sell before the recovery of the amortized cost basis. The unrealized losses as of June 30, 2025 were due to increases in market interest rates over the yields available at the time the underlying securities were purchased as well as other market conditions for each particular security based upon the structure and remaining principal balance. The fair values of the investment securities are expected to recover as the securities approach their maturity dates or repricing dates or if market yields for such investments decline. Based on these factors, as of June 30, 2025, management believes that the unrealized losses detailed in the table above are temporary and, accordingly, none of these unrealized losses have been recognized in the Company’s consolidated statement of income.

4.	Loans and Allowance for Credit Losses

Major categories of loans are as follows:

	June 30,	December 31,
(Dollars in Thousands)	2025	2024

Real estate:
Commercial	$416,202	$398,126
Construction/Land development	31,032	27,357
Residential	115,726	111,898
Commercial	56,975	50,405
Consumer	544	176
Total Loans	620,479	587,962
Less: Allowance for credit losses	4,233	4,260
Deferred origination fees, net of costs	777	709
	$615,469	$582,993

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

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Commercial real estate loans carry risks associated with the borrower’s ability to repay the loan from the cash flow derived from the underlying real estate. Risks inherent in managing a commercial real estate portfolio relate to sudden or gradual drops in property values as well as changes in the economic climate. Real estate security diminishes risks only to the extent that a market exists for the subject collateral. These risks are attempted to be mitigated by carefully underwriting loans of this type and by following appropriate loan-to-value standards. The Company generally requires personal guarantees or endorsements with respect to these loans and loan-to-value ratios for real estate-commercial loans generally do not exceed 80%.

Construction and land development real estate loans carry risks that the project will not be finished according to schedule, the project will not be finished according to budget, and/or the value of the collateral may, at any point in time, be less than the principal amount of the loan. Construction loans also bear the risk that the general contractor, who may or may not be a loan customer, may be unable to finish the construction project as planned because of financial pressure unrelated to the project. The Company generally requires personal guarantees or endorsements with respect to these loans and loan-to-value ratios for real estate-commercial loans generally do not exceed 80%.

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

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The following tables present the amortized cost basis of loans on nonaccrual status as of June 30, 2025 and December 31, 2024:

	Nonaccrual	Nonaccrual	Loans Past
	With No	With	Due 90 Days
	Allowance	Allowance	or More and
(Dollars in thousands)	for Credit Losses	for Credit Losses	Still Accruing
June 30, 2025
Real estate:
Commercial	$-	$307	$-
Construction and land development	-	-	-
Residential	270	-	-
Commercial	-	-	-
Consumer	-	-	-
	$270	$307	$-

December 31, 2024
Real estate:
Commercial	$-	$2,440	$-
Construction and land development	-	-	-
Residential	-	-	-
Commercial	-	-	-
Consumer	-	-	-
	$-	$2,440	$-

The Company did not recognize any interest income on nonaccrual loans during the three and six-month periods ended June 30, 2025 or 2024.

At June 30, 2025, the Company had two nonaccrual loans totaling $577 thousand which were secured by real estate. Gross interest income of $21 thousand would have been recorded for the six months ended June 30, 2025 if these nonaccrual loans had been current and performing in accordance with the original terms. The Company calculated $300 thousand of its allowance for credit losses on these nonaccrual loans.

At December 31, 2024, the Company had three nonaccrual loans totaling $2.4 million which were secured by real estate, business assets and a personal guaranty. Gross interest income of $25 thousand would have been recorded in 2024 if these nonaccrual loans had been current and performing in accordance with their original terms. The Company calculated $360 thousand of its allowance for credit losses on these nonaccrual loans.

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

An age analysis of past due loans, segregated by type of loan, is as follows:

			90 Days				Past Due 90
(Dollars in thousands)	30 - 59 Days	60 - 89 Days	or More	Total		Total	Days or More
June 30, 2025	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing

Real estate:
Commercial	$-	$-	$307	$307	$415,895	$416,202	$-
Construction and land development	-	-	-	-	31,032	31,032	-
Residential	-	-	270	270	115,456	115,726	-
Commercial	-	85	-	85	56,890	56,975	-
Consumer	-	-	-	-	544	544	-
Total	$-	$85	$577	$662	$619,817	$620,479	$-

December 31, 2024
Real estate:
Commercial	$-	$-	$404	$404	$397,722	$398,126	$-
Construction and land development	-	-	-	-	27,357	27,357	-
Residential	-	270	-	270	111,628	111,898	-
Commercial	-	-	-	-	50,405	50,405	-
Consumer	-	-	-	-	176	176	-
Total	$-	$270	$404	$674	$587,288	$587,962	$-

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
(Dollars in thousands)	2025	2024
Real estate:
Commercial	$307	$2,440
Residential	270	270
Commercial	-	-
	$577	$2,710

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

The following table presents the amortized cost basis of the loan modifications at June 30, 2025 and December 31, 2024 and the percentage of the amortized cost basis of the loan to the total cost basis of the class of loans and total loans.

	June 30, 2025		December 31, 2024
		Total Class		Total Class
	Term	of Financing	Term	of Financing
(Dollars in thousands)	Extension	Receivable	Extension	Receivable

Commercial real estate	$4,399	1.06%	$2,038	0.51%

Total	$4,399	0.71%	$2,038	0.35%

The Bank did not modift any loans during the three month period ended June 30, 2025 and modified one commercial real estate loan to a borrower experiencing financial distress during the six month period ended June 30, 2025. There were two modifications to borrowers experiencing financial distress during the three- and six- month periods ended June 30, 2024. There were no loan payment defaults during the three- and six- month periods ended June 30, 2025 and 2024.

Accrued interest receivable on loans totaled $1.9 million at both June 30, 2025 and December 31, 2024 and is included in accrued interest receivable on the consolidated balance sheets. Accrued interest receivable is not included as part of the amortized costs of loans for the allowance for credit losses estimate.

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

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Loans by credit grade, segregated by loan type, and year originated as of June 30, 2025 as well as charge-offs for the six months ended June 30, 2025 are as follows:

	Term Loans Amortized Cost Basis by Origination
	As of and for the six months ended June, 2025
(dollars in thousands)							Revolving
	2025	2024	2023	2022	2021	Prior	Loans	Total
Commercial Real Estate

Pass	$41,962	$58,016	$28,079	$66,035	$55,064	$158,652	$-	$407,808
Special Mention	400	2,694	-	-	-	-	-	3,094
Substandard	345	-	-	-	-	4,955	-	5,300
Doubtful	-	-	-	-	-	-	-	-
Total	$42,707	$60,710	$28,079	$66,035	$55,064	$163,607	$-	$416,202
Charge-offs	$-	$-	$-	$-	$-	$356	$-	$356

Construction and Land Development

Pass	$3,856	$14,841	$2,536	$3,918	$162	$5,719	$-	$31,032
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$3,856	$14,841	$2,536	$3,918	$162	$5,719	$-	$31,032
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Residential Real Estate

Pass	$12,447	$13,738	$11,085	$18,230	$9,245	$49,406	$-	$114,151
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	1,575	-	1,575
Doubtful	-	-	-	-	-	-	-	-
Total	$12,447	$13,738	$11,085	$18,230	$9,245	$50,981	$-	$115,726
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial

Pass	$8,718	$22,624	$8,779	$4,861	$2,241	$3,935	$-	$51,158
Special Mention	5,217	117	-	-	-	-	-	5,334
Substandard	483	-	-	-	-	-	-	483
Doubtful	-	-	-	-	-	-	-	-
Total	$14,418	$22,741	$8,779	$4,861	$2,241	$3,935	$-	$56,975
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Consumer

Pass	$431	$64	$45	$-	$-	$3	$-	$543
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	1	-	-	-	-	1
Doubtful	-	-	-	-	-	-	-	-
Total	$431	$64	$46	$-	$-	$3	$-	$544
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Aggregate total

Pass	$67,414	109,283	50,524	93,044	66,712	217,715	-	604,692
Special Mention	5,617	2,811	-	-	-	-	-	8,428
Substandard	828	-	1	-	-	6,530	-	7,359
Doubtful	-	-	-	-	-	-	-	-
Total	$73,859	$112,094	$50,525	$93,044	$66,712	$224,245	$-	$620,479
Charge-offs	$-	$-	$-	$-	$-	$356	$-	$356

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Loans by credit grade, segregated by loan type, and year originated as of December 31, 2024 as well as gross charge-offs for the year ended December 31, 2024 are as follows:

	Term Loans Amortized Cost Basis by Origination
	As of and for the year ended December 31, 2024
(dollars in thousands)							Revolving
	2024	2023	2022	2021	2020	Prior	Loans	Total
Commercial Real Estate

Pass	$63,427	$26,745	$69,261	$54,346	$19,727	$151,876	$3,559	$388,941
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	9,185	-	9,185
Doubtful	-	-	-	-	-	-	-	-
Total	$63,427	$26,745	$69,261	$54,346	$19,727	$161,061	$3,559	$398,126
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Construction and Land Development

Pass	$14,710	$3,365	$1,568	$1,443	$930	$5,341	$-	$27,357
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$14,710	$3,365	$1,568	$1,443	$930	$5,341	$-	$27,357
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Residential Real Estate

Pass	$12,385	$10,592	$18,474	$9,363	$7,084	$44,409	$7,985	$110,292
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	1,582	24	1,606
Doubtful	-	-	-	-	-	-	-	-
Total	$12,385	$10,592	$18,474	$9,363	$7,084	$45,991	$8,009	$111,898
Charge-offs	$-	$-	$-	$-	$-	$5	$-	$5

Commercial

Pass	$9,928	$5,017	$5,675	$2,632	$472	$467	$21,040	$45,231
Special Mention	4,674	-	-	-	-	-	-	4,674
Substandard	-	-	-	-	-	500	-	500
Doubtful	-	-	-	-	-	-	-	-
Total	$14,602	$5,017	$5,675	$2,632	$472	$967	$21,040	$50,405
Charge-offs	$-	$-	$-	$-	$-	$152	$-	$152

Consumer

Pass	$106	$57	$9	$-	$1	$-	$-	$173
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	2	-	1	-	-	-	3
Doubtful	-	-	-	-	-	-	-	-
Total	$106	$59	$9	$1	$1	$-	$-	$176
Charge-offs	$-	$-	$-	$-	$-	$5	$-	$5

Aggregate total

Pass	$100,556	45,776	94,987	67,784	28,214	202,093	32,584	571,994
Special Mention	4,674	-	-	-	-	-	-	4,674
Substandard	-	2	-	1	-	11,267	24	11,294
Doubtful	-	-	-	-	-	-	-	-
Total	$105,230	$45,778	$94,987	$67,785	$28,214	$213,360	$32,608	$587,962
Charge-offs	$-	$-	$-	$-	$-	$162	$-	$162

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The following tables detail activity in the allowance for credit losses and loan balances by portfolio as of and for the six month periods ended June 30, 2025 and 2024, and as of and for the year ended December 31, 2024. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

						Allowance for credit losses ending		Outstanding loan balances
(Dollars in thousands)		Provision for				by evaluation method		evaluated:
Six months ended	Beginning	(recovery of)	Charge		Ending
June 30, 2025	balance	credit losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$2,481	$821	$(356)	$-	$2,946	$300	$2,130	$307	$415,895
Construction and land development	478	(18)	-	-	460	-	460	-	31,032
Residential	751	(547)	-	15	219	-	735	270	115,456
Commercial	513	95	-	-	608	-	608	-	56,975
Consumer	4	(4)	-	-	-	-	-	-	544
Unallocated	33	(33)	-	-	-	-	-	-	-
	$4,260	$314	$(356)	$15	$4,233	$300	$3,933	$577	$619,632

						Allowance for credit losses ending		Outstanding loan balances
(Dollars in thousands)		Provision for				by evaluation method		evaluated:
Six months ended	Beginning	(recovery of)	Charge		Ending
June 30, 2024	balance	credit losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$2,448	$102	$-	$-	$2,550	$392	$2,160	$2,442	$372,563
Construction and land development	253	(48)	-	-	205	-	205	-	19,712
Residential	1,013	(157)	-	12	868	-	868	273	110,657
Commercial	494	97	(153)	-	438	-	437	-	44,918
Consumer	2	4	(3)	-	3	-	3	-	168
Unallocated	74	(57)	-	-	17	-	17	-	-
	$4,284	$(59)	$(156)	$12	$4,081	$392	$3,690	$2,715	$548,018

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

						Allowance for credit losses ending		Outstanding loan balances
		Provision for				balance evaluated for impairment:		evaluated:
(Dollars in thousands)	Beginning	(recovery of)	Charge		Ending
December 31, 2024	balance	credit losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$2,448	$33	$-	$-	$2,481	$360	$2,122	$2,440	$395,686
Construction and land development	253	225	-	-	478	-	478	-	27,357
Residential	1,013	(281)	(5)	24	751	-	751	270	111,629
Commercial	494	171	(152)	-	513	-	512	-	50,405
Consumer	2	7	(5)	-	4	-	4	-	176
Unallocated	74	(41)	-	-	33	-	33	-	-
	$4,284	$114	$(162)	$24	$4,260	$360	$3,899	$2,710	$585,253

Loans acquired from Carroll Community Bank in 2020 in connection with the Company’s acquisition of Carroll Bancorp, Inc. and Carroll Community Bank (collectively, the “Merger”) were measured at fair value at the acquisition date with no carryover of any allowance for credit losses. The following table provides activity for the accretable credit discount of purchased loans:

(Dollars in thousands)
Balance at December 31, 2024	$286
Accretion	(82)
Balance at June 30, 2025	$204

The following table details activity in the allowance for credit losses on unfunded loan commitments for the three- and six- month periods ended June 30, 2025 and 2024:

	Three Months	Three Months	Six Moths	Six Months
	Ended	Ended	Ended	Ended
(dollars in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Beginning balance	$227	$204	$240	$228
Recovery of credit losses	(54)	(8)	(67)	(32)

Ending balance	$173	$196	$173	$196

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The following table provides a summary of all of the components of the allowance for credit losses:

	Three Months Ended June 30, 2025
(Dollars in thousands)	Held to maturity securities	Loans	Unfunded loan commitments	Total

Beginning balance	$63	$4,304	$227	$4,594
Provision for (recovery of) credit losses	18	274	(54)	238
Charge-offs	-	(356)	-	(356)
Recoveries	-	11	-	11
Ending balance	$81	$4,233	$173	$4,487

	Three Months Ended June 30, 2024
(Dollars in thousands)	Held to maturity securities	Loans	Unfunded loan commitments	Total

Beginning balance	$32	$4,318	$204	$4,554
Provision for (recovery of) credit losses	95	(87)	(8)	-
Charge-offs	-	(155)	-	(155)
Recoveries	-	5	-	6
Ending balance	$127	$4,081	$196	$4,405

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

	Six Months Ended June 30, 2025
(Dollars in thousands)	Held to maturity securities	Loans	Unfunded loan commitments	Total

Beginning balance	$60	$4,260	$240	$4,560
Provision for (recovery of) credit losses	21	314	(67)	268
Charge-offs	-	(356)	-	(356)
Recoveries	-	15	-	15
Ending balance	$81	$4,233	$173	$4,487

	Six Months Ended June 30, 2024
(Dollars in thousands)	Held to maturity securities	Loans	Unfunded loan commitments	Total

Beginning balance	$36	$4,284	$228	$4,549
Provision for (recovery of) credit losses	91	(59)	(32)	-
Charge-offs	-	(156)	-	(156)
Recoveries	-	12	-	12
Ending balance	$127	$4,081	$196	$4,405

5.	Goodwill and Other Intangibles

The Merger resulted in the recording of goodwill and a core deposit intangible (“CDI”). The following table presents the changes in both assets for the six-month periods ended June 30, 2025 and 2024:

(dollars in thousands)	Goodwill	CDI	Total

Balance at December 31, 2024	$6,978	$48	$7,026
Amortization	-	(4)	$(4)
Balance at June 30, 2025	$6,978	$44	$7,022

Balance at December 31, 2023	$6,978	$56	$7,034
Amortization	-	(4)	(4)
Balance at June 30, 2024	$6,978	$52	$7,030

The CDI is being amortized over 10 years on a straight-line basis. Annual amortization will be $8.3 thousand per year through year nine and $6.2 thousand in year 10. Because the Merger was a tax-free reorganization, neither the goodwill nor the CDI is deductible for income tax purposes. A goodwill impairment analysis is performed annually.

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

Quantitative measures established by the Basel III Capital Rules require the maintenance of minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1 capital, Tier 1 capital, and Total capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to adjusted quarterly average assets (as defined).

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

As of June 30, 2025, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain ratios as set forth in the table. There have been no conditions or events since that notification that management believes have changed the Bank’s category. The Company’s capital ratios as of June 30, 2025 were substantially the same as the Bank’s capital ratios as of such date.

The FDIC, through formal or informal agreement, has the authority to require an institution to maintain higher capital ratios than those provided by statute, to be categorized as well capitalized under the regulatory framework for prompt corrective action.

The following table presents actual and required capital ratios as of June 30, 2025 and December 31, 2024 for the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of June 30, 2025 and December 31, 2024, based on the provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

			Minimum		To Be Well
(Dollars in thousands)	Actual		Capital Adequacy		Capitalized
June 30, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$81,855	11.88%	$72,367	10.50%	$68,921	10.00%
Tier 1 capital (to risk-weighted assets)	77,368	11.23%	58,583	8.50%	55,137	8.00%
Common equity tier 1 (to risk- weighted assets)	77,368	11.23%	48,244	7.00%	44,798	6.50%
Tier 1 leverage (to average assets)	77,368	9.43%	32,813	4.00%	41,017	5.00%

December 31, 2024

Total capital (to risk-weighted assets)	$81,161	12.37%	$68,910	10.50%	$65,628	10.00%
Tier 1 capital (to risk-weighted assets)	76,601	11.67%	55,784	8.50%	52,503	8.00%
Common equity tier 1 (to risk- weighted assets)	76,601	11.67%	45,940	7.00%	42,658	6.50%
Tier 1 leverage (to average assets)	76,601	9.12%	33,580	4.00%	41,974	5.00%

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

7.	Derivative Financial Instruments

The Company utilizes interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and other terms of the individual interest rate swap agreements.

Fair Value Hedges: Interest rate swaps with notional amounts totaling $63.8 million and $75.3 million as of June 30, 2025 and December 31, 2024, respectively, were designated as fair value hedges under the portfolio layer method of certain government agency mortgage backed securities. The hedges were determined to be effective during all periods presented. The Company expects the hedges to remain effective during the remaining terms of the swaps.

The following table presents the amounts recorded on the consolidated balance sheets related to cumulative basis adjustments for fair value hedges at June 30, 2025 and December 31, 2024:

(dollars in thousands)

Line Item in the		Carrying		Carrying
Balance Sheet in	Carrying	amount of fair	Carrying	amount of fair
Which the Hedged	amount of the	value hedging	amount of the	value hedging
Item is Included	hedged assets	adjustment	hedged assets	adjustment
	June 30, 2025	June 30, 2025	December 31, 2024	December 31, 2024

Securities available for sale	$83,972	$132	$103,174	$556

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The Company presents derivative positions gross on the balance sheet. The following table reflects the derivatives recorded on the balance sheet at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
	Fair	Fair
(dollars in thousands)	Value	Value

Included in other assets:
Derivatives designated as hedges:
Interest rate swaps related to securities available for sale	$114	$626

Total included in other assets	$114	$626

Included in other liabilities:
Derivatives designated as hedges:
Interest rate swaps related to securities available for sale	$233	$28

Total included in other liabilities	$233	$28

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The effect of fair value hedge accounting on the statement of income for the three- and six- month periods ended June 30, 2025 and 2024 are as follows:

Fair Value Hedging Relationships

Total amounts of income and expense line items presented in the statements of income in which the effects of the fair value hedge is recorded are as follows:

	Three Months Ended June 30,2025	Six Months Ended June 30,2025	Three Months Ended June 30,2024	Six Months Ended June 30,2024
	Interest	Interest	Interest	Interest
(dollars in thousands)	Income	Income	Income	Income

The effects of fair value hedging:
Gain on fair value hedging relationships:
Hedged items	$9	$(17)	$11	$-
Interest rate contracts designated as hedging instruments	117	225	177	357
Net gain on fair value hedging relationships included in interest income from investment securities - taxable	$126	$208	$188	$357

8.	Fair Value

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

●	Fair value hedges: The market value based on independent third party valuation sources that uses observable and traded prices of interest rate swaps from leading banks and brokers.

●	Loans held for sale: These loans are carried at the lower of cost or market. The market value is considered to approximate the price at which the loan is locked in with the investor.

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The following tables summarize financial assets measured at fair value on a recurring and nonrecurring basis at June 30, 2025 and December 31, 2024, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Carrying Value:
(Dollars in thousands)
June 30, 2025	Level 1	Level 2	Level 3	Total

Recurring:
Available for sale securities
State and municipal	$-	$449	$-	$449
SBA pools	-	561	-	561
Corporate bonds	-	6,232	-	6,232
Mortgage-backed securities	-	114,192	-	114,192
	$-	$121,434	$-	$121,434
Fair value hedge:
Hedging asset	$-	$114	$-	$114
Hedging liability	-	233	-	233
Net fair value hedge	$-	$(119)	$-	$(119)

Equity security at fair value
Mutual fund	$535	$-	$-	$535

Nonrecurring:
Other real estate owned, net	$-	$-	$2,758	$2,758
Collateral-dependent loans, net	$-	$-	$7	$7

	Carrying Value:
(dollars in thousands)
December 31, 2024	Level 1	Level 2	Level 3	Total

Recurring:
Available for sale securities
State and municipal	$-	$487	$-	$487
SBA pools	-	629	-	629
Corporate bonds	-	7,185	-	7,185
Mortgage-backed securities	-	117,412	-	117,412
	$-	$125,713	$-	$125,713

Fair value hedge:
Hedging asset	$-	$626	$-	$626
Hedging liability	-	28	-	28
Net fair value hedge	$-	$598	$-	$598

Equity securities at fair value
Mutual fund	$-	$518	$-	$518

Nonrecurring:
Other real estate owned, net	$-	$-	$1,176	$1,176
Collateral-dependent loans, net	$-	$-	$2,080	$2,080

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The following table provides information describing the unobservable inputs used in level 3 fair value measurements at June 30, 2025 and December 31, 2024:

June 30, 2025:
(dollars in thousands)
Assets	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)

Collateral-dependent loans	$7	Third party appraisals and in-house real estate valuations of fair value	Marketability/selling costs and current market conditions	0%	to	20%	(10%)

Other real estate owned	$2,758	Third party appraisals and in-house real estate valuations of fair value	Marketability/selling costs and current market conditions	0%	to	10%	(5%)

December 31, 2024:
(dollars in thousands)
Assets	Fair Value	Valuation Techniques	Unobservable Input	Average

Collateral-dependent loans	$2,080	Third party appraisals and in-house real estate valuations of fair value	Marketability/selling costs and current market conditions	0%	to	20%	(10%)

Other real estate owned	$1,176	Third party appraisals and in-house real estate valuations of fair value	Marketability/selling costs and current marketconditions	0%	to	10%	(5%)

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The estimated fair value of financial instruments that are reported at amortized cost less allowance for credit losses in the Company’s consolidated balance sheets, segregated by the level of the valuation inputs were as follows:

	June 30, 2025		December 31, 2024
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets
Level 1 inputs
Cash and cash equivalents	$31,283	$31,283	$64,659	$64,659
Equity security	535	535	518	518
Level 2 inputs
Certificates of deposit in other banks	100	100	100	100
Accrued interest receivable	2,388	2,388	2,439	2,439
Securities available for sale	121,434	121,434	125,713	125,713
Securities held to maturity	17,292	15,846	17,156	15,589
Mortgage loans held for sale	641	641	157	157
Restricted stock, at cost	1,190	1,190	921	921
Bank owned life insurance	15,535	15,535	15,324	15,324
Fair value hedge	114	114	626	626
Level 3 inputs
Securities held to maturity	4,036	4,036	3,343	3,343
Loans, net	615,469	610,730	582,993	572,346

Financial liabilities
Level 1 inputs
Noninterest-bearing deposits	$121,398	$121,398	$107,197	$107,197
Securities sold under repurchase agreements	4,772	4,772	5,564	5,564
Level 2 inputs
Interest-bearing deposits	627,500	630,136	651,609	654,346
Federal Home Loan Bank advances	10,000	9,811	5,000	4,957
Long-term debt	10,388	10,297	11,329	11,066
Accrued interest payable	919	919	1,003	1,003
Fair value hedge	233	233	28	28

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

9.	Earnings per Share

Earnings per share is determined by dividing net income by the weighted average number of shares of common stock outstanding, giving retroactive effect to any stock dividends. The following table shows the weighted average number of shares used in computing earnings per share and the effect of the weighted average number of shares of dilutive potential common stock. The weighted average number of dilutive shares included 164 and 154 shares subject to restrictive stock units (“RSUs”) for the three- and six- month periods ended June 30, 2025 and 294 and 250 shares subject to RSUs for the same periods of 2024.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Net income	$1,198,659	$1,078,509	$2,363,186	$2,298,496
Weighted average shares outstanding - basic	3,175,347	3,120,967	3,174,290	3,118,966
Effect of dilutive restricted stock units	164	294	154	250
Weighted average shares outstanding - diluted	3,175,511	3,121,261	3,174,444	3,119,216
Earnings per share - basic	$0.38	$0.35	$0.74	$0.74
Earnings per share - diluted	$0.38	$0.35	$0.74	$0.74

10.	Retirement Plans

The Company has a profit sharing plan qualifying under Section 401(k) of the Internal Revenue Code. All employees age 21 or older with nine months of service are eligible for participation in the plan. The Company matches employee contributions up to 4% of total compensation and may make additional discretionary contributions. Employee and employer contributions are 100% vested when made. The Company’s contributions to this plan were $80.4 thousand and $68.1 thousand for the three- month periods ended June 30, 2025 and 2024, respectively, and $166.2 thousand and $148.4 thousand for the six-month periods ended June 30, 2025 and 2024, respectively.

The Company has entered into agreements with certain employees to provide life insurance benefits payable in connection with policies of life insurance on those employees that are owned by the Company. Some of the policies provide benefits subsequent to the employee’s employment with the Company. For this plan, the Company expensed $2.1 thousand and $2.0 thousand for the three month periods ended ended June 30, 2025 and 2024, respectively, and $4.3 thousand and $4.0 thousand for the six month periods ended June 30, 2025 and 2024, respectively.

The Company adopted supplemental executive retirement plans for four of its executives. The plans provide cash compensation to the executive officers under certain circumstances, including a separation of service. The benefits vest over the period from adoption to a specified age for each executive. The Company recorded expenses, including interest, of $64.8 thousand and $66.0 thousand for the three-month periods ended June 30, 2025 and 2024, respectively, and $129.4 thousand and $132.0 thousand for the six-month periods ended June 30, 2025 and 2024, respectively.

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

Additional information is as follows:

	June 30,	December 31,
(dollars in thousands)	2025	2024
Amount outstanding at period-end:
Securities sold under repurchase agreements	$4,772	$5,564
Federal Home Loan Bank advances	10,000	5,000
Long-term debt (net of issuance costs)	10,388	11,329

Average rate at period-end:
Securites sold under repurchase agreements	1.25%	1.25%
Federal Home Loan Bank advances	4.04%	1.00%
Long-term debt	4.10%	4.10%

The Bank is approved to borrow 75% of eligible pledged single-family residential loans and 50% of eligible pledged commercial loans as well as investment securities, or approximately $64.6 million under a secured line of credit with the FHLB. The Bank also has a facility with the Reserve Bank, which has been in place for over 10 years and is collateralized by loans. Under this facility, the Bank can borrow approximately $36.2 million. Additionally, the Bank has $23.5 million ($14.5 million unsecured and $9.0 million secured) of overnight federal funds lines of credit available from commercial banks.

FHLB advances of $10.0 million and $5.0 million were outstanding as of June 30, 2025 and December 31, 2024, respectively. The Company borrowed $17.0 million to facilitate the Merger in 2020, of which $10.4 million and $11.3 million was outstanding as of June 30, 2025 and December 31, 2024 respectively. There were no borrowings from the Reserve Bank or our commercial bank lenders at June 30, 2025 or December 31, 2024.

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

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

During the year ended December 31, 2023, 2,000 fully vested shares of common stock and RSUs relating to 3,000 shares of common stock were granted to one executive officer. The RSUs contemplate the issuance of shares of common stock of Farmers and Merchants Bancshares, Inc. if and when the RSUs vest. One-third of the RSUs vested on September 22, 2024, one-third will vest on September 22, 2025 and one-third will vest on September 22, 2026 provided that the grantee is employed and in good standing with the Company on the applicable vesting date.

A summary of the Company’s RSU activity during the six months ended June 30, 2025 is shown below:

		Grant Date
	Number of shares	Fair Value per Share

Balance at December 31, 2024	2,000	$18.54
Granted	-	-
Vested	-	-
Forfeited	-	-
Balance at June 30, 2025	2,000	$18.54

The compensation cost charged to income in respect of awards granted under the Equity Plan was $4.5 thousand and $9.1 thousand for both the three- and six- months ended June 30, 2025 and 2024. As of June 30, 2025, there was $22.7 thousand of unrecognized compensation cost related to the unvested RSUs, which is expected to be recognized over a period of 15 months.

During the three months ended June 30, 2025, the Company paid bonuses in the aggregate amount of $37.3 thousand to certain employees in the form of common stock. To effect this, the Company issued 1,963 shares having a grant date fair value of $19.00 per share. Additionally, certain directors elected to have some or all of their 2024 fees paid in common stock. The Company paid $116.1 thousand of board fees in the form of common stock by issuing 6,731 shares having a grant date fair value of $17.25 per share. There was no other stock based compensation during the thee and six-month periods ended June 30, 2024.

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

Financial Condition

Total assets decreased by $2.4 million, or 0.3%, to $842.2 million at June 30, 2025 from $844.6 million at December 31, 2024. The decrease in total assets was due primarily to a decrease of $33.3 million in cash and cash equivalents and a decrease of $3.5 million in debt securities, offset by an increase of $32.5 million in loans.

Total liabilities decreased by $6.4 million, or 0.8%, to $782.0 million at June 30, 2025 from $788.4 million at December 31, 2024. The decrease was due primarily to a $9.9 million decrease in deposits, a $941 thousand decrease in long term debt, and a $792 thousand decrease in repurchase agreements. This was offset by a $5.0 million increase in advances from the Federal Home Loan Bank of Atlanta.

Stockholders’ equity increased by $3.9 million, or 7.1%, to $60.2 million at June 30, 2025 from $56.3 million at December 31, 2024. The increase was primarily due to net income of $2.4 million and a decrease of $1.4 million in accumulated other comprehensive loss.

Loans

Major categories of loans at June 30, 2025 and December 31, 2024 were as follows:

	June 30,		December 31,
(Dollars in thousands)	2025		2024

Real estate:
Commercial	$416,202	67%	$398,126	68%
Construction/Land development	31,032	5%	27,357	5%
Residential	115,726	19%	111,898	19%
Commercial	56,975	9%	50,405	9%
Consumer	544	0%	176	0%
	620,479	100%	587,962	100%
Less: Allowance for credit losses	4,233		4,260
Deferred origination fees net of costs	777		709
	$615,469		$582,993

Net loans increased by $32.5 million, or 5.6%, to $615.5 million at June 30, 2025 from $583.0 million at December 31, 2024. The increase was due primarily to increases of $18.1 million in commercial real estate loans, $3.7 million increase in construction loans, and $6.6 million in commercial loans. The growth was due to the addition of new lending staff during the last 18 months and stabilizing interest rates. The allowance for credit losses on loans at June 30, 2025 remained steady at $4.2 million when compared to the $4.3 million recorded December 31, 2024.

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

The following table provides the activity for the allowance for credit losses losses for the three- and six-month periods ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025				Six Months Ended June 30, 2025
(Dollars in thousands)	Held to maturity securities	Loans	Unfunded loan commitments	Total	Held to maturity securities	Loans	Unfunded loan commitments	Total

Beginning balance	$63	$4,304	$227	$4,594	$60	$4,260	$240	$4,560
Provision for (recovery of) credit losses	18	274	(54)	238	21	314	(67)	268
Charge-offs	-	(356)	-	(356)	-	(356)	-	(356)
Recoveries	-	11	-	11	-	15	-	15
Ending balance	$81	$4,233	$173	$4,487	$81	$4,233	$173	$4,487

	Three Months Ended June 30, 2024				Six Months Ended June 30, 2024
(Dollars in thousands)	Held to maturity securities	Loans	Unfunded loan commitments	Total	Held to maturity securities	Loans	Unfunded loan commitments	Total

Beginning balance	$32	$4,318	$204	$4,554	$36	$4,285	$228	$4,549
Provision for (recovery of) credit losses	95	(87)	(8)	-	91	(59)	(32)	-
Charge-offs	-	(155)	-	(155)	-	(156)	-	(156)
Recoveries	-	6	-	6	-	12	-	12
Ending balance	$127	$4,082	$196	$4,405	$127	$4,082	$196	$4,405

Watch list loans include loans classified as Special Mention, Substandard, and Doubtful. As of June 30, 2025, the Company had $15.7 million of loans on a watch list, other than collateral-dependent loans, for which the borrowers have the potential for experiencing financial difficulties. As of December 31, 2024, the Company had $8.1 million of such loans. Watch List loans are subject to ongoing management attention and their classifications are reviewed regularly.

Management believes that the $4.2 million reserve at June 30, 2025 is adequate to cover the expected losses in the loan portfolio. The Company’s loan portfolio grew by $32.5 million during the first six months of 2025. The allowance for credit losses on loans was 0.68% of the loan portfolio at June 30, 2025 compared to 0.72% at December 31, 2024.

The reserve for held to maturity securities was $81 thousand at June 30, 2025 and $60 thousand at December 31, 2024. The reserve can vary from quarter to quarter due to the unrated portion of the bond portfolio where the projected life is the most significant factor in determining the reserve. The unrated bonds have a call provision at the option of the issuer. Market rates at quarter end determines if the bonds are projected to be called which shortens the projected life of the bonds significantly. If market rates are at a level that a call is not projected, the bonds are assumed to reach maturity which significantly lengthens the projected life. A longer projected life increases the allowance for credit losses.

Investment Securities

Investments in debt securities decreased by $3.5 million, or 2.4%, to $142.8 million at June 30, 2025 from $146.2 million at December 31, 2024. The Company had classified 85% and 86% of the investment portfolio as available for sale as of June 30, 2025 and December 31, 2024, respectively. The remaining balance of the portfolio was classified as held to maturity.

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

Other Real Estate Owned

Other real estate owned (“OREO”) as of June 30, 2025 consisted of two properties: (i) a strip shopping center in Carroll County, Maryland that was placed in OREO during June, 2025; and (ii) an apartment building in Baltimore, Maryland that was acquired in the Merger. Both properties are being marketed for sale.

	June 30,	December 31,
(dollars in thousands)	2025	2024

Other Real Estate Owned	$2,758	$1,176

Other assets

Other assets decreased by $15.0 thousand to $8.1 million at June 30, 2025 from $8.2 million at December 31, 2024 due primarily to decreases in prepaid expenses.

Deposits

Total deposits decreased by $9.9 million, or 1.3%, to $748.9 million at June 30, 2025 from $758.8 million at December 31, 2024. The decrease in deposits was due primarily to a $18.9 million decrease in brokered CDs, a $24.2 million decrease in interest bearing checking accounts, offset by an $5.9 million increase in savings accounts, $14.9 million increase in CDARS, $14.2 million increase on demand deposits, and a $6.3 million increase in money market accounts. Generally, the decreases were due to the competition for deposits among all financial institutions due to higher interest rates.

The following table shows the average balances and average costs of deposits for the six-month periods ended June 30, 2025 and 2024:

	June 30, 2025		June 30, 2024
	Average		Average
(dollars in thousands)	Balance	Cost	Balance	Cost

Noninterest bearing demand deposits	$105,945	0.00%	$113,311	0.00%
Interest bearing demand deposits	114,905	0.79%	128,938	0.70%
Savings and money market deposits	146,195	0.92%	154,394	0.64%
Time deposits	366,640	3.92%	258,688	4.17%
	$733,685	2.27%	$655,331	1.93%

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

The Bank is approved to borrow 75% of eligible pledged single-family residential loans and 50% of eligible pledged commercial loans as well as investment securities, or approximately $64.6 million under a secured line of credit with the Federal Home Loan Bank of Atlanta (the “FHLB”). The Bank also has a facility with the Federal Reserve Bank of Richmond (the “Reserve Bank”), which has been in place for over 10 years and is collateralized by loans. Under this facility, the Bank can borrow approximately $36.2 million. Additionally, the Bank has $23.5 million ($14.5 million unsecured and $9.0 million secured) of overnight federal funds lines of credit available from commercial banks.

FHLB advances of $10.0 million and $5.0 million were outstanding as of June 30, 2025 and December 31, 2024, respectively. As discussed below, the Company borrowed $17.0 million to facilitate the Merger in 2020, of which $10.4 million and $11.3 million was outstanding as of June 30, 2025 and December 31, 2024, respectively. There were no borrowings from the Reserve Bank or our commercial bank lenders at June 30, 2025 or December 31, 2024. Management believes that we have adequate liquidity sources to meet all anticipated liquidity needs over the next 12 months. Management knows of no trend or event which is likely to have a material impact on our ability to maintain liquidity at satisfactory levels. Uninsured deposits were approximately $59.1 million, or 7.9% of total deposits, at June 30, 2025.

Borrowings and Other Contractual Obligations

The Company’s contractual obligations consist primarily of borrowings and operating leases for various facilities.

Securities sold under agreements to repurchase represent overnight borrowings from customers. Securities owned by the Company which are used as collateral for these borrowings are primarily U.S. government agency securities.

On September 30, 2020, the Company borrowed $17.0 million from First Horizon Bank that was used, on October 1, 2020, to fund a portion of the merger consideration paid in the Merger. Net of issuance costs of $28.1 thousand, the Company received $16.9 million in loan proceeds. The loan matures on September 30, 2025. The interest rate on the loan is fixed at 4.10%. The Company made quarterly interest-only payments through October 1, 2021. During the remaining term of the loan, the Company is required to make quarterly interest and principal payments of approximately $646.5 thousand, which is based on a nine-year straight-line amortization schedule. The remaining balance of approximately $9.9 million will be due at maturity. To secure its obligations under this loan, the Company pledged all of its shares of common stock of the Bank to the lender. The Company believes that its capital resources and liquidity sources will allow the Company to fully repay this loan at maturity.

Specific information about the Company’s borrowings and contractual obligations is set forth in the following table:

	June 30,	December 31,
(Dollars in thousands)	2025	2024
Amount oustanding at period-end:
Securities sold under repurchase agreements	$4,772	$5,564
Federal Home Loan Bank advances	10,000	5,000
Long-term debt (net of issuance costs)	10,388	11,329

Weighted average rate paid at period-end:
Securites sold under repurchase agreements	1.25%	1.25%
Federal Home Loan Bank advances	4.04%	1.00%
Long-term debt	4.10%	4.10%

Average rate paid during the year to date periods
Securites sold under repurchase agreements	1.25%	1.25%
Federal Home Loan Bank advances	1.96%	1.00%
Long-term debt	4.10%	4.10%

The long-term debt outstanding at June 30, 2025 will require the following principal payments:

(dollars in thousands)

Year ending December 31, 2025	$10,388

Off-Balance Sheet Arrangements

In the normal course of business, the Bank makes commitments to extend credit and issues standby letters of credit. Outstanding loan commitments, unused lines of credit, and letters of credit as of June 30, 2025 and December 31, 2024 are as follows:

	June 30,	December 31,
(Dollars in thousands)	2025	2024

Loan commitments
Construction and land development	$3,709	$532
Commercial	1,225	7,250
Commercial real estate	29,032	24,062
Residential	2,179	405
	$36,145	$32,249

Unused lines of credit
Home-equity lines	$15,026	$17,505
Commercial lines	60,089	49,249
	$75,115	$66,754

Letters of credit	$1,811	$1,974

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

RESULTS OF OPERATIONS

Comparison of Operating Results for the Six Months Ended June 30, 2025 and 2024

General

Net income for the six months ended June 30, 2025 $2.4 million compared to $2.3 million for the same period of 2024. Total interest income increased by $2.0 million, from $18.2 million for the six months ended June 30, 2024 to $20.2 million for the six months ended June 30, 2025. Total interest expense increased by $756 thousand, from $7.9 million for the six months ended June 30, 2024 to $8.7 million for the six months ended June 30, 2025. The provision for credit losses for the six-month periods ended June 30, 2025 and June 30, 2024 was $268 thousand and $0, respectively. Noninterest income increased by $91 thousand, from $878 thousand for the six months ended June 30, 2024 to $969 thousand for the six months ended June 30, 2025. Noninterest expense increased by $992 thousand, from $8.2 million for the six months ended June 30, 2024 to $9.2 million for the six months ended June 30, 2025. Income tax expense decreased by $56 thousand, from $652 thousand for the six months ended June 30, 2024 to $596 thousand for the six months ended June 30, 2025.

Net Interest Income

Net interest income was $11.5 million for the six months ended June 30, 2025 compared to $10.3 million for the same period of 2024. The net yield on interest earning assets increased to 2.92% for the six months ended June 30, 2025 from 2.70% for the same period of 2024. Higher interest income on loans was the driving factor in the higher net interest income along with lower cost of funds.

Total interest income for the six months ended June 30, 2025 was $20.2 million compared to $18.2 million for the same period of 2024, an increase of $2.0 million, or 11.0%.

Total interest income on loans for the six months ended June 30, 2025 increased by $3.2 million when compared to the same period of 2024 due to a $67.0 million higher average loan balance for the six months ended June 30, 2025 when compared to the same period of 2024 and a higher loan yield of 5.71% for the six months ended June 30, 2025 versus 5.25% for the same period of 2024. Investment income for the six months ended June 30, 2025 decreased by $1.0 million, or 29.5%, when compared to the same period of 2024 due to a decrease in the fully-taxable equivalent yield to 3.01% for the six months ended June 30, 2025 compared to 3.41% for the same period of 2024, and a $39.8 million lower average investment balance. The fully-taxable equivalent yield on total interest-earning assets increased 35 basis points to 5.11% for the six months ended June 30, 2025 from 4.76% for the same period of 2024. The average balance of total interest-earning assets increased by $21.2 million to $793.5 million for the six months ended June 30, 2025 compared to $772.3 million for the same period of 2024.

Total interest expense for the six months ended June 30, 2025 was $8.7 million compared to $7.9 million for the same period of 2024, an increase of $756 thousand, or 9.5%. The increase was due to a $31.8 million increase in the average balance of interest-bearing liabilities to $650.7 million for the six months ended June 30, 2025 compared to $618.9 million for the same period of 2024, and a higher overall cost of funds on interest bearing deposits and borrowings of 2.67% for the six months ended June 30, 2025 compared to 2.57% for the same period of 2024. However, the cost of funds for time deposits decreased to 3.92% for the six months ended June 30, 2025 from 4.17% for the same period of 2024. Costs of funds attributable to long-term debt decreased slightly from 4.16% for the six months ended June 30, 2024 to 4.15% for the same period of 2025. The cost of advances from the FHLB increased to 3.21% for the six months ended June 30, 2025 from 1.57% for the same period of 2024.

Average noninterest-earning assets increased by $7.5 million to $27.4 million for the six months ended June 30, 2025 compared to $19.9 million in the same period of 2024. Average noninterest-bearing deposits decreased by $7.4 million to $105.9 million during the six months ended June 30, 2025 compared to $113.3 million in the same period of 2024. The average balance in stockholders’ equity increased by $5.5 million for the six months ended June 30, 2025 when compared with the same period of 2024.

The following table sets forth information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities for the six-month periods ended June 30, 2025 and 2024. Average balances are also provided for noninterest-earning assets and noninterest-bearing liabilities.

Average Balance Sheet, Interest and Yields

		Six Months Ended			Six Months Ended
(Dollars in thousands)		June 30, 2025			June 30, 2024
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
Assets:
Loans	$604,875	$17,265	5.71%	$537,917	$14,120	5.25%
Securities, taxable (1)	147,912	2,123	2.87%	188,528	3,174	3.37%
Securities, tax exempt (1)	18,900	385	4.07%	18,065	341	3.78%
Securities combined	166,812	2,508	3.01%	206,593	3,515	3.41%
Federal funds sold and other interest earning assets (1)	21,830	518	4.75%	27,809	727	5.23%
Total interest-earning assets	793,517	$20,291	5.11%	772,319	$18,362	4.76%
Noninterest-earning assets	27,393			19,855
Total assets	$820,910			$792,174

Liabilities and Stockholders’ Equity:
NOW, savings, and money market	261,100	$1,131	0.87%	$283,332	$943	0.67%
Certificates of deposit	366,640	7,190	3.92%	258,688	5,390	4.17%
Securities sold under repurchase agreements	4,665	29	1.24%	5,780	36	1.25%
Term Debt	10,694	222	4.15%	12,607	262	4.16%
FRB advances and other borrowings	-	-	0.00%	52,846	1,263	4.78%
FHLB advances	7,597	122	3.21%	5,687	44	1.57%
Total interest-bearing liabilities	650,696	$8,694	2.67%	618,940	$7,938	2.57%

Noninterest-bearing deposits	105,945			113,311
Noninterest-bearing liabilities	6,527			7,731
Total liabilities	763,168			739,982
Stockholders' equity	57,742			52,192
Total liabilities and stockholders' equity	$820,910			$792,174

Net interest income		$11,597			$10,424

Interest rate spread			2.44%			2.19%

Net yield on interest-earning assets			2.92%			2.70%

Ratio of average interest-earning assets to Average interest-bearing liabilities			121.95%			124.78%

(1) - Interest on tax-exempt securities and other tax-exempt investments are reported on a fully taxable equivalent basis. The federal, state and combined tax rates used were 21.00%, 8.25% and 27.5175% respectively.

Provision for Credit Losses

For the six months ended June 30, 2025, provisions for credit losses on loans totaling $314 thousand and a provision for held to maturity securities of $21 thousand, offset by a recovery for unfunded loan commitments of $67 thousand, resulted in a net provision of $268 thousand. For the six months ended June 30, 2024, recoveries of credit losses on loans was $59 thousand, offset by a provision for held to maturity securities of $91 thousand, and a recovery for unfunded loan commitments of $32 thousand resulted in a net provision of $0.

Allocation of the Allowance for Credit Losses on Loans
At June 30, 2025 and December 31, 2024
(Dollars in thousands)

	2025		2024
	Allocation	% of Total*	Allocation	% of Total*
Real estate:
Commercial	$2,946	67.08%	$2,481	67.71%
Construction and land development	460	5.00%	478	4.65%
Residential	219	18.65%	751	19.03%
Commercial	608	9.18%	513	8.57%
Consumer	-	0.09%	4	0.00%
Unallocated	-	0.00%	33	0.03%
	$4,233	100.00%	$4,260	100.00%

* Percentage of loan type to the total loan portfolio.

	June 30,
	2025	2024
	(Dollars in thousands)
Balance at beginning of year	$4,260	$4,285
Charge-offs:
Real Estate:
Commercial	(356)	(153)
Commercial	-	-
Consumer	-	(3)
Total Charge-offs	(356)	(156)

Recoveries:
Real Estate:
Residential	15	12
Total Recoveries	15	12

Net charge offs	(341)	(144)
Provision for credit losses - loans	314	(59)
Balance at end of period	$4,233	$4,082
Net charge-offs to average loans (annualized)	-0.113%	-0.054%

	At June 30, 2025	At December 31, 2024
Ratios:
ACL on loans to loans	0.68%	0.72%
Non accrual loans to loans	0.09%	0.41%
ACL on loans to non accrual loans	733.62%	174.59%

Noninterest Income

Noninterest income for the six months ended June 30, 2025 was $969 thousand compared to $878 thousand for the same period of 2024, an increase of $91 thousand, or 10.4%. The increase was due primarily to an increase of $126 thousand for the gain on the settlement of a fair value hedge, a $53 thousand increase in mortgage banking income, and an increase of $26 thousand in bank owned life insurance income, offset by a non-recurring $143 thousand of insurance proceeds from the storm damage to the Bank’s Upperco, Maryland location recorded during the six months ended June 30, 2024.

Noninterest Expense

Noninterest expense for the six months ended June 30, 2025 totaled $9.2 million compared to $8.2 million for the same period of 2024, an increase of $992 thousand, or 12.0%. The increase was due primarily to an increase in Federal Deposit Insurance Corporation premiums of $124 thousand, an increase in salaries and benefits of $294 thousand due to higher staffing levels in 2025, an increase in OREO expenses of $66 thousand due to one loan being foreclosed and moved to OREO in June 2025, and an increase of $329 thousand in occupancy and furniture and equipment expense as a result of increased building repairs, office maintenance expenses, and increased rent expense.

Income Tax Expense

Income tax expense for the six months ended June 30, 2025 was $596 thousand compared to $652 thousand for the same period of 2024. The effective tax rate was 20.1% for the six months ended June 30, 2025 compared to 22.1% for the same period of 2024. The decrease in the effective tax rate was due to the redection of a deferred tax liability in 2025.

Comparison of Operating Results for the Three Months Ended June 30, 2025 and 2024

General

Net income for the three months ended June 30, 2025 was $1.2 million compared to $1.1 million for the same period in 2024. Total interest income increased by $1.1 million, from $9.2 million for the three months ended June 30, 2024 to $10.3 million for the three months ended June 30, 2025. Total interest expense increased by $255 thousand, from $4.0 million for the three months ended June 30, 2024 to $4.3 million for the three months ended June 30, 2025. The provision for credit losses for the three-month periods ended June 30, 2025 and June 30, 2024 was $238 thousand and $0, respectively. Noninterest income increased by $82 thousand, from $374 thousand for the three months ended June 30, 2024 to $456 thousand for the three months ended June 30, 2025. Noninterest expense increased by $607 thousand, from $4.1 million for the three months ended June 30, 2024 to $4.7 million for the three month ended June 30, 2025. Income tax expense decreased by $25 thousand, from $305 thousand for the three months ended June 30, 2024 to $280 thousand for the three months ended June 30, 2025.

Net Interest Income

Net interest income was $6.0 million for the three months ended June 30, 2025 compared to $5.1 million for the same period of 2024. The net yield on interest earning assets increased to 3.03% for the three months ended June 30, 2025 from 2.71% for the same period of 2024. Higher interest income on loans was the driving factor in the higher net interest income along with lower cost of funds.

Total interest income on loans for the three months ended June 30, 2025 increased by $1.7 million when compared to the same period of 2024 due to a $74.8 million higher average loan balance for the three months ended June 30, 2025 when compared to the same period of 2024 and a higher loan yield of 5.78% for the three months ended June 30, 2025 versus 5.35% for the same period of 2024. Investment income for the three months ended June 30, 2025 decreased by $505 thousand, or 28.6%, when compared to the same period of 2024 due to a decrease in the fully-taxable equivalent yield to 3.05% for the three months ended June 30, 2025 compared to 3.45% for the same period of 2024, and a $39.4 million lower average investment balance. The fully-taxable equivalent yield on total interest-earning assets increased 36 basis points to 5.19% for the three months ended June 30, 2025 from 4.83% for the same period of 2024. The average balance of total interest-earning assets increased by $32.1 million to $796.5 million for the three months ended June 30, 2025 compared to $764.4 million for the same period of 2024.

Total interest expense for the three months ended June 30, 2025 was $4.3 million compared to $4.0 million for the same period of 2024, an increase of $255 thousand, or 6.3%. The increase was due to a $40.4 million increase in the average balance of interest-bearing liabilities to $651.4 million for the three months ended June 30, 2025 compared to $611.0 million for the same period of 2024. The cost of funds for time deposits decreased to 3.70% for the three months ended June 30, 2025 from 4.32% for the same period of 2024. Costs of funds attributable to long-term debt decreased slightly from 4.16% for the three months ended June 30, 2024 to 4.14% for the same period of 2025. The cost of advances from the FHLB increased to 4.29% for the three months ended June 30, 2025 from 2.0% for the same period of 2024.

Average noninterest-earning assets increased by $8.5 million to $28.6 million for the three months ended June 30, 2025 compared to $20.1 million in the same period of 2024. Average noninterest-bearing deposits decreased by $5.4 million to $107.8 million during the three months ended June 30, 2025 compared to $113.2 million in the same period of 2024. The average balance in stockholders’ equity increased by $6.4 million for the three months ended June 30, 2025 when compared with the same period of 2024.

The following table sets forth information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities for the three-month periods ended June 30, 2025 and 2024. Average balances are also provided for noninterest-earning assets and noninterest-bearing liabilities.

Average Balance Sheet, Interest and Yields

		Three Months Ended			Three Months Ended
(Dollars in thousands)		June 30, 2025			June 30, 2024
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
Assets:
Loans	$616,097	$8,899	5.78%	$541,267	$7,238	5.35%
Securities, taxable (1)	146,299	1,071	2.93%	186,702	1,594	3.41%
Securities, tax exempt (1)	19,110	189	3.96%	18,077	171	3.79%
Securities combined	165,409	1,260	3.05%	204,779	1,765	3.45%
Federal funds sold and other interest earning assets (1)	14,959	183	4.89%	18,395	227	4.93%
Total interest-earning assets	796,465	$10,342	5.19%	764,441	$9,230	4.83%
Noninterest-earning assets	28,595			20,069
Total assets	$825,060			$784,510

Liabilities and Stockholders’ Equity:
NOW, savings, and money market	255,124	$630	0.99%	$278,227	$467	0.67%
Certificates of deposit	371,675	3,441	3.70%	255,803	2,765	4.32%
Securities sold under repurchase agreements	3,834	12	1.25%	4,181	13	1.25%
Term Debt	10,536	109	4.14%	12,388	129	4.16%
FRB advances and other borrowings	-	-		54,000	641	4.75%
FHLB advances	10,250	110	4.29%	6,374	32	2.00%
Total interest-bearing liabilities	651,419	$4,302	2.64%	610,973	$4,047	2.65%

Noninterest-bearing deposits	107,832			113,185
Noninterest-bearing liabilities	6,982			7,921
Total liabilities	766,233			732,079
Stockholders' equity	58,827			52,431
Total liabilities and stockholders' equity	$825,060			$784,510

Net interest income		$6,040			$5,183

Interest rate spread			2.55%			2.18%

Net yield on interest-earning assets			3.03%			2.71%

Ratio of average interest-earning assets to Average interest-bearing liabilities			122.27%			125.12%

(1) - Interest on tax-exempt securities and other tax-exempt investments are reported on a fully taxable equivalent basis. The federal, state and combined tax rates used were 21.00%, 8.25% and 27.5175% respectively.

Provision for Credit Losses

For the three months ended June 30, 2025, provisions for credit losses on loans totaling $274 thousand and a provision for held to maturity securities of $18 thousand, offset by a recovery for unfunded loan commitments of $54 thousand, resulted in a net provision of $238 thousand. For the three months ended June 30, 2024, recoveries of credit losses on loans was $87 thousand, offset by a provision for held to maturity securities of $95 thousand, and a recovery for unfunded loan commitments of $8 thousand resulted in a net provision of $0.

Noninterest Income

Noninterest income for the three months ended June 30, 2025 was $456 thousand compared to $374 thousand for the same period of 2024, an increase of $82 thousand, or 21.9%. The increase was due primarily to a $29 thousand increase in mortgage banking income, an increase of $12 thousand in bank owned life insurance income, and a $46 thousand increase in other fees and commissions.

Noninterest Expense

Noninterest expense for the three months ended June 30, 2025 totaled $4.7 million compared to $4.1 million for the same period of 2024, an increase of $607 thousand, or 14.7%. The increase was due primarily to an increase in Federal Deposit Insurance Corporation premiums of $23 thousand, an increase in salaries and benefits of $288 thousand due to higher staffing levels in 2025, an increase in OREO expenses of $64 thousand due to one loan being foreclosed and moved to OREO in June 2025, and an increase of $154 thousand in occupancy and furniture and equipment expense as a result of increased building repairs, office maintenance expenses, and increased rent expense.

Income Tax Expense

Income tax expense for the three months ended June 30, 2025 was $280 thousand compared to $305 thousand for the same period of 2024. The effective tax rate was 18.9% for the three months ended June 30, 2025 compared to 22.0% for the same period of 2024. The decrease in the effective tax rate was due to the reduction of a deferred tax liability in 2025.

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

An evaluation of the effectiveness of these disclosure controls as of June 30, 2025 was carried out under the supervision and with the participation of management, including the PEO and the PFO. Based on that evaluation, management, including the PEO and the PFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the quarter ended June 30, 2025, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3.     Defaults upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not Applicable.

Item 5.     Other Information

None of the directors or officers of the Company notified the Company that, during the quarter ended June 30, 2025, they adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of securities of the registrant intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Exchange Act or (ii) any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of the SEC’s Regulation S-K.

Item 6.     Exhibits

The exhibits filed or furnished with this quarterly report are listed in the following Exhibit Index:

Exhibit	Description

4.1

First Amendment to Rights Agreement, dated June 17, 2025, by and between Farmers and Merchants Bancshares, Inc. and Equiniti Trust Company, LLC (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on June 18, 2025)

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
104

The cover page of Farmers and Merchants Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 formatted in Inline XBRL, included within the Exhibit 101 attachments (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS AND MERCHANTS BANCSHARES, INC.

Date: August 14, 2025	/s/ Gary A. Harris
Gary A. Harris
Chief Executive Officer

Date August 14, 2025	/s/ Paul B. Susie
Paul B. Susie
Treasurer and Chief Financial Officer
(Principal Financial Officer & Principal Accounting Officer)