Form 10-Q
period 2025-09-30
Farmers & Merchants Bancshares, Inc.
filed 2025-11-14
CIK 1698022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2025

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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,202,935 as of November 13, 2025.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Consolidated Balance Sheets
Dollars in thousands except share data
(Unaudited)

	September 30,	December 31,
	2025	2024 *

Assets

Cash and due from banks	$51,666	$63,962
Federal funds sold and other interest-bearing deposits	521	697
Cash and cash equivalents	52,187	64,659
Certificates of deposit in other banks	100	100
Securities available for sale, at fair value	121,138	125,713
Securities held to maturity, at amortized cost less allowance for credit losses of $79 and $60	21,128	20,499
Equity security, at fair value	546	518
Restricted stock, at cost	3,100	921
Mortgage loans held for sale	-	157
Loans, less allowance for credit losses of $4,257 and $4,260	622,457	582,993
Premises and equipment, net	7,222	7,349
Accrued interest receivable	2,550	2,439
Deferred income taxes, net	6,410	7,606
Other real estate owned, net	2,775	1,176
Bank owned life insurance	15,640	15,324
Goodwill and other intangibles, net	7,020	7,026
Other assets	7,359	8,163
Total Assets	$869,632	$844,643

Liabilities and Stockholders' Equity

Deposits
Noninterest-bearing	$116,187	$107,197
Interest-bearing	617,909	651,609
Total deposits	734,096	758,806
Securities sold under repurchase agreements	2,458	5,564
Federal Home Loan Bank of Atlanta advances	50,200	5,000
Long-term debt, net of issuance costs	12,024	11,329
Accrued interest payable	935	1,003
Other liabilities	6,756	6,669
Total liabilities	806,469	788,371

Stockholders' equity
Common stock, par value $.01 per share, authorized 5,000,000 shares; issued and outstanding 3,202,935 shares in 2025 and 3,166,653 shares in 2024	32	32
Additional paid-in capital	31,718	31,136
Retained earnings	44,602	41,613
Accumulated other comprehensive loss	(13,189)	(16,509)
Total Stockholders' equity	63,163	56,272
Total liabilities and stockholders' equity	$869,632	$844,643

* Derived from audited consolidated financial statements

The accompanying notes are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Consolidated Statements of Income
Dollars in thousands except per share data
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Interest income
Loans, including fees	$9,307	$7,902	$26,572	$22,021
Investment securities - taxable	1,071	1,623	3,191	4,794
Investment securities - tax exempt	157	141	467	416
Federal funds sold and other interest earning assets	424	181	909	861
Total interest income	10,959	9,847	31,139	28,092

Interest expense
Deposits	4,344	3,911	12,665	10,244
Securities sold under repurchase agreements	13	13	42	49
Federal Home Loan Bank advances	129	65	251	109
Federal Reserve Bank advances	-	648	-	1,911
Long-term debt	120	125	342	387
Total interest expense	4,606	4,762	13,300	12,700
Net interest income	6,353	5,085	17,839	15,392

Provision for credit losses	327	-	595	-

Net interest income after provision for credit losses	6,026	5,085	17,244	15,392

Noninterest income
Service charges on deposit accounts	185	209	527	621
Mortgage banking income	75	43	151	66
Bank owned life insurance income	105	103	316	288
Fair value adjustment of equity security	7	20	16	14
Loss on sale of debt securities	-	-	-	(32)
Gain on settlement of fair value hedge	-	-	94	-
Loss on sale of premises and equipment	-	(5)	-	(5)
Gain on insurance proceeds, net	73	-	73	143
Other fees and commissions	106	81	343	234
Total noninterest income	551	451	1,520	1,329

Noninterest expense
Salaries	2,178	1,878	6,576	5,848
Employee benefits	573	549	1,486	1,597
Occupancy	281	275	890	799
Furniture and equipment	370	327	1,185	897
Professional services	174	167	565	530
Automated teller machine and debit card expenses	71	173	407	474
Federal Deposit Insurance Corporation premiums	150	91	466	282
Postage, delivery, and armored carrier	62	72	204	217
Advertising	63	57	193	180
Other real estate owned expense, net	(13)	11	58	17
Other	500	471	1,607	1,466
Total noninterest expense	4,409	4,071	13,637	12,307

Income before income taxes	2,168	1,465	5,127	4,414
Income taxes	462	342	1,058	993
Net income	$1,706	$1,123	$4,069	$3,421

Earnings per common share - basic	$0.53	$0.36	$1.28	$1.09
Earnings per common share - diluted	$0.53	$0.36	$1.28	$1.09

The accompanying notes are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2025	2024	2025	2024

Net income	$1,706	$1,123	$4,069	$3,421

Other comprehensive income, net of income taxes:
Total unrealized gain on investment securities available for sale, net of hedges	2,582	4,818	4,577	5,695

Reclassification adjustment for realized loss	-	-	-	32

Income tax expense	(710)	(1,326)	(1,257)	(1,576)

Total other comprehensive income	1,872	3,492	3,320	4,151

Total comprehensive income	$3,578	$4,615	$7,389	$7,572

The accompanying notes are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Three and Nine Months Ended September 30, 2025 and 2024

(Unaudited)

(Dollars in thousands except per share data)

			Additional		Accumulated other	Total
	Common stock		paid-in	Retained	comprehensive	stockholders'
	Shares	Par value	capital	earnings	loss	equity

Three months ended September 30, 2024
Balance, June 30, 2024	3,144,974	$31	$30,833	$40,703	$(17,024)	$54,543
Net income	-	-	-	1,123	-	1,123
Other comprehensive income	-	-	-	-	3,492	3,492
Stock-based compensation	-	-	4	-	-	4
Vested restricted stock units	1,000	-	-	-	-	-
Balance, September 30, 2024	3,145,974	$31	$30,837	$41,826	$(13,532)	$59,162

Nine months ended September 30, 2024
Balance, December 31, 2023	3,116,966	$31	$30,398	$39,434	$(17,683)	$52,180
Net income	-	-	-	3,421	-	3,421
Other comprehensive income	-	-	-	-	4,151	4,151
Stock-based compensation	-	-	14	-	-	14
Vested restricted stock units	1,000	-	-	-	-	-
Cash dividends, $0.33 per share	-	-	-	(1,029)	-	(1,029)
Dividends reinvested	28,008	-	425	-	-	425
Balance, September 30, 2024	3,145,974	$31	$30,837	$41,826	$(13,532)	$59,162

Three months ended September 30, 2025
Balance, June 30, 2025	3,175,347	$32	$31,298	$43,976	$(15,061)	$60,245
Net income	-	-	-	1,706	-	1,706
Other comprehensive income	-	-	-	-	1,872	1,872
Stock-based compensation	-	-	5	-	-	5
Vested restricted stock units	1,000	-	-	-	-	-
Cash dividends, $.34 per share	-	-	-	(1,080)	-	(1,080)
Dividends reinvested	26,588	-	415	-	-	415
Balance, September 30, 2025	3,202,935	$32	$31,718	$44,602	$(13,189)	$63,163

Nine months ended September 30, 2025
Balance, December 31, 2024	3,166,653	$32	$31,136	$41,613	$(16,509)	$56,272
Net income	-	-	-	4,069	-	4,069
Other comprehensive income	-	-	-	-	3,320	3,320
Stock-based compensation	8,694	-	168	-	-	168
Vested restricted stock units	1,000	-	-	-	-	-
Cash dividends, $.34 per share	-	-	-	(1,080)	-	(1,080)
Dividends reinvested	26,588	-	414	-	-	414
Balance, September 30, 2025	3,202,935	$32	$31,718	$44,602	$(13,189)	$63,163

The accompanying notes are an integral part of these consolidated financial statements

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

Nine Months Ended September 30,	2025	2024

Reconciliation of net income to net cash provided by operating activities
Net income	$4,069	$3,421
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	565	446
Provision for credit losses	595	-
Amortization (accretion) of right of use asset	(5)	5
Unrealized (gain) loss on equity security	(16)	(14)
Write down of other real estate owned	83	-
Non cash compensation	-	10
Loss on disposal of premises and equipment	-	5
Gain on insurance proceeds	(73)	(143)
Gain on fair value hedge	50	21
Settlement of fair value hedge	(94)	-
Loss on sale of debt securities	-	32
Stock based compensation	168	14
Amortization of debt issuance costs	4	4
Amortization of premiums and (accretion of discounts), net	(345)	(767)
Increase in bank owned life insurance cash surrender value	(316)	(288)
Increase (decrease) in
Deferred loan fees and costs, net	54	85
Accrued interest payable	(68)	1,099
Other liabilities	81	6
Decrease (increase) in
Mortgage loans held for sale	157	(759)
Accrued interest receivable	(111)	(181)
Other assets	(65)	(548)
Net cash provided by operating activities	4,733	2,448

The accompanying notes are an integral part of these consolidated financial statements

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

Nine Months Ended September 30,	2025	2024

Cash flows from investing activities
Proceeds from paydowns, maturity and call of securities
Available for sale	10,158	14,168
Held to maturity	353	63
Proceeds from sale of securities
Available for sale	-	521
Purchases of securities
Available for sale	(887)	(3,269)
Loans made to customers, net of principal collected	(41,816)	(48,372)
Purchase of stock in FHLB of Atlanta	(2,179)	(153)
Equity securities dividend reinvested	(12)	(11)
Proceeds from insurance	73	143
Purchases of premises, equipment and software	(305)	(1,279)
Net cash used in investing activities	(34,615)	(38,189)

Cash flows from financing activities
Net increase (decrease) in
Noninterest-bearing deposits	8,989	(6,842)
Interest-bearing deposits	(33,699)	(371)
Securities sold under repurchase agreements	(3,106)	(3,875)
Federal Home Loan Bank of Atlanta advances	45,200	-
Federal Reserve Bank advances	-	21,000
Subordinated debt offering	12,024	-
Long-term debt principal payments	(11,333)	(1,416)
Dividends paid, net of reinvestments	(665)	(603)
Net cash provided by (used in) financing activities	17,410	7,893

Net decrease in cash and cash equivalents	(12,472)	(27,848)

Cash and cash equivalents at beginning of period	64,659	44,690
Cash and cash equivalents at end of period	$52,187	$16,842

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$13,834	$11,595
Cash paid during the period for income taxes	508	380
Supplemental disclosure of non-cash transactions:
Net unrealized gain (loss) on securities available for sale	4,577	6,207
(Decrease) increase in fair value of interest rate swap agreements	(1,473)	(459)
Additions to right of use assets obtained in exchange for lease liabilities	-	705
Foreclosure in settlement of loan receivable	1,682	-

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods have been made. Such adjustments were normal and recurring in nature. The results of operations for the three and nine month periods ended September 30, 2025 do not necessarily reflect the results that may be expected for the fiscal year ending December 31, 2025 or any future interim period. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2024, which are included in Farmers and Merchants Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024 that was filed with the Securities and Exchange Commission (the “SEC”).

Recent Accounting Pronouncements

Management has the responsibility for the selection and use of appropriate accounting policies. The significant accounting policies used by the Company are described in the notes to the consolidated financial statements.

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires public companies to disclose, in the notes to the financial statements, specific information about certain costs and expenses at each interim and annual reporting period. This includes disclosing amounts related to employee compensation, depreciation, and intangible asset amortization. In addition, public companies will need to provide qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. The FASB subsequently issued ASU 2025-01, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date”, which amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in ASU 2024-03 in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2024-03 is permitted. Implementation of ASU 2024-03 may be applied prospectively or retrospectively. The Company does not expect the adoption of ASU 2024-03 to have a material impact on its consolidated financial statements.

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

Summary of Significant Accounting Policies

There have been no changes to significant accounting policies since the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 was filed with the SEC.

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

3.	Investment Securities

Investments in debt securities are summarized as follows:

(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair	Allowance for	Net Carrying
September 30, 2025	cost (1)	gains	losses	value	Credit Losses	Amount

Available for sale

State and municipal	$455	$-	$3	$452	$-	$452
SBA pools	542	1	4	539	-	539
Corporate bonds	7,047	-	719	6,328	-	6,328
Mortgage-backed securities	131,068	162	17,411	113,819	-	113,819
	$139,112	$163	$18,137	$121,138	$-	$121,138

Held to maturity

State and municipal	$21,207	$-	$956	$20,251	$79	$21,128

(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair	Allowance for	Net Carrying
December 31, 2024	cost (1)	gains	losses	value	Credit Losses	Amount

Available for sale

State and municipal	$500	$-	$13	$487	$-	$487
SBA pools	634	1	6	629	-	629
Corporate bonds	8,054	-	869	7,185	-	7,185
Mortgage-backed securities	139,853	13	22,454	117,412	-	117,412
	$149,041	$14	$23,342	$125,713	$-	$125,713

Held to maturity

State and municipal	$20,559	$1	$1,628	$18,932	$60	$20,499

(1)

Exluded from the amortized cost of securities available for sale are basis adjustments for securities designated in active fair value hedges. Basis adjustments totaled $222 thousand and ($556) thousand as of September 30, 2025 and December 31, 2024, respectively.

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

The following table summarizes Moody's and/or Standard & Poor's bond ratings (the Company’s primary credit quality indicators) for our portfolio of held-to-maturity securities issued by states and political subdivisions as of September 30, 2025 and December 31, 2024 at amortized cost:

(dollars in thousands)	September 30, 2025	December 31, 2024
AAA	$2,816	$2,803
AA	12,443	12,603
A	1,202	1,811
Not rated	4,746	3,342
Total	$21,207	$20,559

Generally, the historical loss rates associated with securities having similar grades as those in our portfolio have not been significant. Furthermore, as of September 30, 2025, there were no past due principal or interest payments associated with these securities and none were on nonaccrual status.

The following table details activity in the allowance for credit losses on held-to-maturity securities for the three- and nine-month periods ended September 30, 2025 and 2024:

	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
(dollars in thousands)	September 30, 2025	September 30, 2025	September 30, 2024	September 30, 2024

Beginning balance	$81	$60	$127	$36

Credit loss provision	(2)	19	(90)	1
Ending balance	$79	$79	$37	$37

Accrued interest receivable on available for sale securities totaled $281.1 thousand and $302.5 thousand as of September 30, 2025 and December 31, 2024, respectively, and accrued interest receivable on held to maturity securities totaled $120.2 thousand and $122.0 thousand as of September 30, 2025 and December 31, 2024, respectively.  Both are grouped in accrued interest receivable on the consolidated balance sheets.

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Contractual maturities, shown below, will differ from actual maturities because borrowers and issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
(dollars in thousands)	Amortized	Fair	Amortized	Fair
September 30, 2025	cost (1)	value	cost	value

Within one year	$250	$250	$181	$181
Over one to five years	752	707	1,577	1,595
Over five to ten years	6,500	5,822	8,104	7,883
Over ten years	-	-	11,345	10,592
	7,502	6,779	21,207	20,251
Mortgage-backed securities and SBA pools, due in monthly installments	131,610	114,359	-	-
	$139,112	$121,138	$21,207	$20,251

(1)

Exluded from the amortized cost of securities available for sale are basis adjustments for securities designated in active fair value hedges. Basis adjustments totaled $222 thousand as of September 30, 2025.

Securities with a carrying value of $21.5 million and $26.3 million as of September 30, 2025 and December 31, 2024, respectively, were pledged as collateral for borrowings, securities sold under repurchase agreements and other collateralized deposits.

During the three- and nine-month periods ended September 30, 2025, there were no sales of available for sale securities. The Bank settled a fair value hedge during the first quarter of 2025 which resulted in a gain of $94 thousand. There were no sales of available for sale securities during the three and nine- month periods ended September 30, 2024.

The following table sets forth the Company’s gross unrealized losses on a continuous basis for available for sale debt securities, by category and length of time.

(dollars in thousands)
September 30, 2025	Less than 12 months		12 months or more		Total
Description of investments	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

State and municipal	$-	$-	$452	$3	$452	$3
SBA pools	148	-	326	4	474	4
Corporate bonds	-	-	6,327	719	6,327	719
Mortgage-backed securities	9,059	89	89,099	17,322	98,158	17,411
Total	$9,207	$89	$96,204	$18,048	$105,411	$18,137

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

As of September 30, 2025, management did not have the intent to sell any of the securities before the recovery of cost and it is not more likely than not that the Company will be required to sell before the recovery of the amortized cost basis. The unrealized losses as of September 30, 2025 were due to increases in market interest rates over the yields available at the time the underlying securities were purchased as well as other market conditions for each particular security based upon the structure and remaining principal balance. The fair values of the investment securities are expected to recover as the securities approach their maturity dates or repricing dates or if market yields for such investments decline. Based on these factors, as of September 30, 2025, management believes that the unrealized losses detailed in the table above are temporary and, accordingly, none of these unrealized losses have been recognized in the Company’s consolidated statement of income.

4.	Loans and Allowance for Credit Losses

Major categories of loans are as follows:

	September 30,	December 31,
(Dollars in Thousands)	2025	2024

Real estate:
Commercial	$430,518	$398,126
Construction/Land development	34,217	27,357
Residential	111,032	111,898
Commercial	51,864	50,405
Consumer	133	176
Total Loans	627,764	587,962
Less: Allowance for credit losses	4,257	4,260
Deferred origination fees, net of costs	1,050	709
	$622,457	$582,993

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

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The following tables present the amortized cost basis of loans on nonaccrual status as of September 30, 2025 and December 31, 2024:

	Nonaccrual	Nonaccrual	Loans Past
	With No	With	Due 90 Days
	Allowance	Allowance	or More and
(Dollars in thousands)	for Credit Loss	for Credit Loss	Still Accruing
September 30, 2025
Real estate:
Commercial	$-	$-	$1,262
Construction and land development	-	-	-
Residential	-	-	-
Commercial	-	-	-
Consumer	-	-	-
	$-	$-	$1,262

December 31, 2024
Real estate:
Commercial	$-	$2,440	$-
Construction and land development	-	-	-
Residential	-	-	-
Commercial	-	-	-
Consumer	-	-	-
	$-	$2,440	$-

The Company did not recognize any interest income on nonaccrual loans during the three or nine month periods ended September 30, 2025 or 2024.

At September 30, 2025, the Company had no nonaccrual loans. At December 31, 2024, the Company had three nonaccrual loans totaling $2.4 million which were secured by real estate, business assets and a personal guaranty. Gross interest income of $38 thousand would have been recorded in 2024 if these nonaccrual loans had been current and performing in accordance with their original terms.

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

An age analysis of past due loans, segregated by type of loan, is as follows:

			90 Days				Past Due 90
(Dollars in thousands)	30 - 59 Days	60 - 89 Days	or More	Total		Total	Days or More
September 30, 2025	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing

Real estate:
Commercial	$-	$-	$1,262	$1,262	$429,256	$430,518	$1,262
Construction and land development	-	-	-	-	34,217	34,217	-
Residential	202	-	-	202	110,830	111,032	-
Commercial	-	-	-	-	51,864	51,864	-
Consumer	-	-	-	-	133	133	-
Total	$202	$-	$1,262	$1,464	$626,300	$627,764	$1,262

December 31, 2024
Real estate:
Commercial	$-	$-	$404	$404	$397,722	$398,126	$-
Construction and land development	-	-	-	-	27,357	27,357	-
Residential	-	270	-	270	111,628	111,898	-
Commercial	-	-	-	-	50,405	50,405	-
Consumer	-	-	-	-	176	176	-
Total	$-	$270	$404	$674	$587,288	$587,962	$-

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
(Dollars in thousands)	2025	2024
Real estate:
Commercial	$-	$2,440
Residential	-	270
Commercial	-	-
	$-	$2,710

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

The following table presents the amortized cost basis of the loan modifications at September 30, 2025 and December 31, 2024 and the percentage of the amortized cost basis of the loan to the total cost basis of the class of loans and total loans.

	September 30, 2025		December 31, 2024
		Total Class		Total Class
	Term	of Financing	Term	of Financing
(Dollars in thousands)	Extension	Receivable	Extension	Receivable

Commercial real estate	$4,380	1.02%	$2,038	0.51%

The Bank did not modift any loans during the three month period ended September 30, 2025, and it modified one commercial real estate loan to a borrower experiencing financial distress during the nine month period ended September 30, 2025. There were two modifications to borrowers experiencing financial distress during each of the three and nine month periods ended September 30, 2024. There were no loan payment defaults during the three or nine month periods ended September 30, 2025 or 2024.

Accrued interest receivable on loans totaled $2.0 million and $1.9 million at September 30, 2025 and December 31, 2024, respectively, and is included in accrued interest receivable on the consolidated balance sheets. Accrued interest receivable is not included as part of the amortized costs of loans for the allowance for credit losses estimate.

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

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Loans by credit grade, segregated by loan type, and year originated as of September 30, 2025 as well as charge-offs for the nine months ended September 30, 2025 were as follows:

	Term Loans Amortized Cost Basis by Origination
	As of and for the nine months ended September, 2025
(dollars in thousands)							Revolving
	2025	2024	2023	2022	2021	Prior	Loans	Total
Commercial Real Estate

Pass	$63,805	$46,571	$26,582	$59,483	$53,005	$150,047	$5,501	$404,274
Special Mention	2,200	12,762	-	5,914	-	-	400	21,276
Substandard	341	-	-	-	-	4,627	-	4,968
Doubtful	-	-	-	-	-	-	-	-
Total	$65,626	$59,333	$26,582	$65,397	$53,005	$154,674	$5,901	$430,518
Charge-offs	$-	$-	$-	$-	$-	$646	$-	$646

Construction and Land Development

Pass	$7,909	$13,949	$2,651	$3,888	$152	$5,668	$-	$34,217
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$7,909	$13,949	$2,651	$3,888	$152	$5,668	$-	$34,217
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Residential Real Estate

Pass	$13,237	$10,433	$10,014	$17,493	$5,661	$42,303	$10,591	$109,732
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	1,280	20	1,300
Doubtful	-	-	-	-	-	-	-	-
Total	$13,237	$10,433	$10,014	$17,493	$5,661	$43,583	$10,611	$111,032
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial

Pass	$4,807	$10,501	$3,447	$4,570	$2,071	$713	$17,421	$43,530
Special Mention	2,163	111	-	-	-	-	5,627	7,901
Substandard	8	-	-	-	-	-	425	433
Doubtful	-	-	-	-	-	-	-	-
Total	$6,978	$10,612	$3,447	$4,570	$2,071	$713	$23,473	$51,864
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Consumer

Pass	$32	$59	$40	$-	$-	$2	$-	$133
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$32	$59	$40	$-	$-	$2	$-	$133
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Aggregate total

Pass	$89,070	81,513	42,734	85,434	60,889	198,733	33,513	591,886
Special Mention	4,363	12,873	-	5,914	-	6,027	6,027	29,177
Substandard	349	-	-	-	-	445	445	6,701
Doubtful	-	-	-	-	-	-	-	-
Total	$93,782	94,386	42,734	91,348	60,889	204,640	39,985	627,764
Charge-offs	$-	$-	$-	$-	$-	$646	$-	$646

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Loans by credit grade, segregated by loan type, and year originated as of December 31, 2024 as well as gross charge-offs for the year ended December 31, 2024 were as follows:

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

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The following tables detail activity in the allowance for credit losses and loan balances by portfolio as of and for the nine month periods ended September 30, 2025 and 2024, and as of and for the year ended December 31, 2024. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

						Allowance for credit losses ending		Outstanding loan balances
(Dollars in thousands)		Provision for				by evaluation method		evaluated:
Nine months ended	Beginning	(recovery of)	Charge		Ending
September 30, 2025	balance	credit losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$2,481	$448	$(646)	$-	$2,283	$-	$2,283	$-	$430,518
Construction and land development	478	42	-	-	520	-	520	-	34,217
Residential	751	(130)	-	21	642	-	642	-	111,032
Commercial	513	249	-	-	762	-	762	-	51,864
Consumer	4	(3)	-	-	1	-	1	-	133
Unallocated	33	16	-	-	49	-	49	-	-
	$4,260	$622	$(646)	$21	$4,257	$-	$4,257	$-	$627,764

						Allowance for credit losses ending		Outstanding loan balances
(Dollars in thousands)		Provision for				by evaluation method		evaluated:
Nine months ended	Beginning	(recovery of)	Charge		Ending
September 30, 2024	balance	credit losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$2,448	$(12)	$-	$-	$2,436	$392	$2,044	$2,441	$383,354
Construction and land development	253	162	-	-	415	-	415	-	30,328
Residential	1,013	(255)	-	19	777	-	777	272	108,931
Commercial	494	200	(153)	-	541	-	541	-	50,932
Consumer	2	3	(3)	-	2	-	2	-	154
Unallocated	74	(54)	-	-	20	-	20	-	-
	$4,284	$44	$(156)	$19	$4,191	$392	$3,799	$2,713	$573,699

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

						Allowance for credit losses ending		Outstanding loan balances
		Provision for				balance evaluated for impairment:		evaluated:
(Dollars in thousands)	Beginning	(recovery of)	Charge		Ending
December 31, 2024	balance	credit losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$2,448	$33	$-	$-	$2,481	$360	$2,122	$2,440	$395,686
Construction and land development	253	225	-	-	478	-	478	-	27,357
Residential	1,013	(281)	(5)	24	751	-	751	270	111,628
Commercial	494	171	(152)	-	513	-	512	-	50,405
Consumer	2	7	(5)	-	4	-	4	-	176
Unallocated	74	(41)	-	-	33	-	33	-	-
	$4,284	$114	$(162)	$24	$4,260	$360	$3,899	$2,710	$585,252

Loans acquired from Carroll Community Bank in 2020 in connection with the Company’s acquisition of Carroll Bancorp, Inc. and Carroll Community Bank (collectively, the “Merger”) were measured at fair value at the acquisition date with no carryover of any allowance for credit losses. The following table provides activity for the accretable discount of purchased loans:

(Dollars in thousands)
Balance at December 31, 2024	$286
Accretion	(114)
Balance at September 30, 2025	$172

The following table details activity in the allowance for credit losses on unfunded loan commitments for the three- and nine- month periods ended September 30, 2025 and 2024:

	Three Months	Three Months	Nine Moths	Nine Moths
	Ended	Ended	Ended	Ended
(dollars in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Beginning balance	$173	$196	$240	$228
Provision for/(recovery of) credit losses	21	(13)	(46)	(45)

Ending balance	$194	$183	$194	$183

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The following table provides a summary of all of the components of the allowance for credit losses:

	Three Months Ended September 30, 2025
(Dollars in thousands)	Held to maturity securities	Loans	Unfunded loan commitments	Total

Beginning balance	$81	$4,233	$173	$4,487
Provision for (recovery of) credit losses	(2)	308	21	327
Charge-offs	-	(290)	-	(290)
Recoveries	-	6	-	6
Ending balance	$79	$4,257	$194	$4,530

	Three Months Ended September 30, 2024
(Dollars in thousands)	Held to maturity securities	Loans	Unfunded loan commitments	Total

Beginning balance	$127	$4,082	$196	$4,405
Provision for (recovery of) credit losses	(90)	103	(13)	-
Charge-offs	-	-	-	-
Recoveries	-	6	-	6
Ending balance	$37	$4,191	$183	$4,411

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

	Nine Months Ended September 30, 2025
(Dollars in thousands)	Held to maturity securities	Loans	Unfunded loan commitments	Total

Beginning balance	$60	$4,260	$240	$4,560
Provision for (recovery of) credit losses	19	622	(46)	595
Charge-offs	-	(646)	-	(646)
Recoveries	-	21	-	21
Ending balance	$79	$4,257	$194	$4,530

	Nine Months Ended September 30, 2024
(Dollars in thousands)	Held to maturity securities	Loans	Unfunded loan commitments	Total

Beginning balance	$36	$4,284	$228	$4,548
Provision for (recovery of) credit losses	1	44	(45)	-
Charge-offs	-	(156)	-	(156)
Recoveries	-	19	-	19
Ending balance	$37	$4,191	$183	$4,411

5.	Goodwill and Other Intangibles

The Merger resulted in the recording of goodwill and a core deposit intangible (“CDI”). The following table presents the changes in both assets for the nine-month periods ended September 30, 2025 and 2024:

(dollars in thousands)	Goodwill	CDI	Total

Balance at December 31, 2024	$6,978	$48	$7,026
Amortization	-	(6)	$(6)
Balance at September 30, 2025	$6,978	$42	$7,020

Balance at December 31, 2023	$6,978	$56	$7,034
Amortization	-	(6)	(6)
Balance at September 30, 2024	$6,978	$50	$7,028

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

As of September 30, 2025, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain ratios as set forth in the table. There have been no conditions or events since that notification that management believes have changed the Bank’s category. The Company’s capital ratios as of September 30, 2025 were substantially the same as the Bank’s capital ratios as of such date.

The FDIC, through formal or informal agreement, has the authority to require an institution to maintain higher capital ratios than those provided by statute, to be categorized as well capitalized under the regulatory framework for prompt corrective action.

The following table presents actual and required capital ratios as of September 30, 2025 and December 31, 2024 for the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of September 30, 2025 and December 31, 2024, based on the provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

			Minimum		To Be Well
(Dollars in thousands)	Actual		Capital Adequacy		Capitalized
September 30, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$83,176	11.90%	$73,403	10.50%	$69,907	10.00%
Tier 1 capital (to risk-weighted assets)	78,646	11.25%	59,421	8.50%	55,926	8.00%
Common equity tier 1 (to risk- weighted assets)	78,646	11.25%	48,935	7.00%	45,440	6.50%
Tier 1 leverage (to average assets)	78,646	9.29%	33,869	4.00%	42,336	5.00%

December 31, 2024

Total capital (to risk-weighted assets)	$81,161	12.37%	$68,910	10.50%	$65,628	10.00%
Tier 1 capital (to risk-weighted assets)	76,601	11.67%	55,784	8.50%	52,503	8.00%
Common equity tier 1 (to risk- weighted assets)	76,601	11.67%	45,940	7.00%	42,658	6.50%
Tier 1 leverage (to average assets)	76,601	9.12%	33,580	4.00%	41,974	5.00%

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

7.	Derivative Financial Instruments

The Company utilizes interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and other terms of the individual interest rate swap agreements.

Fair Value Hedges: Interest rate swaps with notional amounts totaling $63.8 million and $75.3 million as of September 30, 2025 and December 31, 2024, respectively, were designated as fair value hedges under the portfolio layer method of certain government agency mortgage backed securities. The hedges were determined to be effective during all periods presented. The Company expects the hedges to remain effective during the remaining terms of the swaps.

The following table presents the amounts recorded on the consolidated balance sheets related to cumulative basis adjustments for fair value hedges at September 30, 2025 and December 31, 2024:

(dollars in thousands)

Line Item in the		Carrying		Carrying
Balance Sheet in	Carrying	amount of fair	Carrying	amount of fair
Which the Hedged	amount of the	value hedging	amount of the	value hedging
Item is Included	hedged assets	adjustment	hedged assets	adjustment
	September 30, 2025	September 30, 2025	December 31, 2024	December 31, 2024

Securities available for sale	$82,902	$222	$103,174	$556

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The Company presents derivative positions gross on the balance sheet. The following table reflects the derivatives recorded on the balance sheet at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
	Fair	Fair
(Dollars in thousands)	Value	Value

Included in other assets:
Derivatives designated as hedges:
Interest rate swaps related to securities available for sale	$56	$626

Total included in other assets	$56	$626

Included in other liabilities:
Derivatives designated as hedges:
Interest rate swaps related to securities available for sale	$251	$28

Total included in other liabilities	$251	$28

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The effect of fair value hedge accounting on the statement of income for the three and nine month periods ended September 30, 2025 and 2024 were as follows:

Fair Value Hedging Relationships

Total amounts of income and expense line items presented in the statements of income in which the effects of the fair value hedge is recorded are as follows:

	Three Months Ended September 30,2025	Nine Months Ended September 30,2025	Three Months Ended September 30,2024	Nine Months Ended September 30, 2024
(Dollars in thousands)	Interest	Interest	Interest	Interest
	Income	Income	Income	Income
The effects of fair value hedging:
Gain (loss) on fair value hedging relationships:
Hedged items	$14	$(3)	$21	$21
Interest rate contracts designated as hedging instruments	118	343	208	565
Net gain on fair value hedging relationships included in interest income from investment securities - taxable	$132	$340	$229	$586

8.	Fair Value

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

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The following tables summarize financial assets measured at fair value on a recurring and nonrecurring basis at September 30, 2025 and December 31, 2024, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Carrying Value:
(Dollars in thousands)
September 30, 2025	Level 1	Level 2	Level 3	Total

Recurring:
Available for sale securities
State and municipal	$-	$452	$-	$452
SBA pools	-	539	-	539
Corporate bonds	-	6,328	-	6,328
Mortgage-backed securities	-	113,819	-	113,819
	$-	$121,138	$-	$121,138
Fair value hedge:
Hedging asset	$-	$56	$-	$56
Hedging liability	-	251	-	251
Net fair value hedge	$-	$(195)	$-	$(195)

Equity security at fair value
Mutual fund	$-	$546	$-	$546

Nonrecurring:
Other real estate owned, net	$-	$-	$2,775	$2,775

	Carrying Value:
(dollars in thousands)
December 31, 2024	Level 1	Level 2	Level 3	Total

Recurring:
Available for sale securities
State and municipal	$-	$487	$-	$487
SBA pools	-	629	-	629
Corporate bonds	-	7,185	-	7,185
Mortgage-backed securities	-	117,412	-	117,412
	$-	$125,713	$-	$125,713

Fair value hedge:
Hedging asset	$-	$626	$-	$626
Hedging liability	-	28	-	28
Net fair value hedge	$-	$598	$-	$598

Equity securities at fair value
Mutual fund	$-	$518	$-	$518

Nonrecurring:
Other real estate owned, net	$-	$-	$1,176	$1,176
Collateral-dependent loans, net	$-	$-	$2,080	$2,080

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The following table provides information describing the unobservable inputs used in level 3 fair value measurements at September 30, 2025 and December 31, 2024:

September 30, 2025:
(dollars in thousands)
Assets	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)

Other real estate owned	$2,775	Third party appraisals and in-house real estate valuations of fair value	Marketability/selling costs and current market conditions	0%	to	10%	(5%)

December 31, 2024:
(dollars in thousands)
Assets	Fair Value	Valuation Techniques	Unobservable Input	Average

Collateral-dependent loans	$2,080	Third party appraisals and in-house real estate valuations of fair value	Marketability/selling costs and current market conditions	0%	to	20%	(10%)

Other real estate owned	$1,176	Third party appraisals and in-house real estate valuations of fair value	Marketability/selling costs and current market conditions	0%	to	10%	(5%)

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The estimated fair value of financial instruments that are reported at amortized cost less allowance for credit losses in the Company’s consolidated balance sheets, segregated by the level of the valuation inputs were as follows:

	September 30, 2025		December 31, 2024
(Dollars in thousands)	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets
Level 1 inputs
Cash and cash equivalents	$52,187	$52,187	$64,659	$64,659
Equity security	546	546	518	518
Level 2 inputs
Certificates of deposit in other banks	100	100	100	100
Accrued interest receivable	2,550	2,550	2,439	2,439
Securities available for sale	121,138	121,138	125,713	125,713
Securities held to maturity	17,036	16,159	17,156	15,589
Mortgage loans held for sale	-	-	157	157
Restricted stock, at cost	3,100	3,100	921	921
Bank owned life insurance	15,640	15,640	15,324	15,324
Fair value hedge	56	56	626	626
Level 3 inputs
Securities held to maturity	4,092	4,092	3,343	3,343
Loans, net	622,457	617,664	582,993	572,346

Financial liabilities
Level 1 inputs
Noninterest-bearing deposits	$116,187	$116,187	$107,197	$107,197
Securities sold under repurchase agreements	2,458	2,458	5,564	5,564
Level 2 inputs
Interest-bearing deposits	617,909	615,437	651,609	654,346
Federal Home Loan Bank advances	50,200	49,251	5,000	4,957
Long-term debt	12,024	11,797	11,329	11,066
Accrued interest payable	935	935	1,003	1,003
Fair value hedge	251	233	28	28

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

9.	Earnings per Share

Earnings per share is determined by dividing net income by the weighted average number of shares of common stock outstanding, giving retroactive effect to any stock dividends. The following table shows the weighted average number of shares used in computing earnings per share and the effect of the weighted average number of shares of dilutive potential common stock. The weighted average number of dilutive shares included 164 and 154 shares subject to restrictive stock units (“RSUs”) for the three and nine month periods ended September 30, 2025, respectively, and 0 and 250 shares subject to RSUs , respectively, for the same periods of 2024.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Net income	$1,705,529	$1,123,127	$4,068,715	$3,421,623

Weighted average shares outstanding - basic	3,195,097	3,145,061	3,181,334	3,127,728

Effect of dilutive restricted stock units	-	-	241	167

Weighted average shares outstanding - diluted	3,195,097	3,145,061	3,181,575	3,127,895

Earnings per share - basic	$0.53	$0.36	$1.28	$1.09
Earnings per share - diluted	$0.53	$0.36	$1.28	$1.09

10.	Retirement Plans

The Company has a profit sharing plan qualifying under Section 401(k) of the Internal Revenue Code. All employees age 21 or older with nine months of service are eligible for participation in the plan. The Company matches employee contributions up to 4% of total compensation and may make additional discretionary contributions. Employee and employer contributions are 100% vested when made. The Company’s contributions to this plan were $64.0 thousand and $57.9 thousand for the three- month periods ended September 30, 2025 and 2024, respectively, and $230.2 thousand and $206.3 thousand for the nine-month periods ended September 30, 2025 and 2024, respectively.

The Company has entered into agreements with certain employees to provide life insurance benefits payable in connection with policies of life insurance on those employees that are owned by the Company. Some of the policies provide benefits subsequent to the employee’s employment with the Company. For this plan, the Company expensed $2.1 thousand and $2.0 thousand for the three month periods ended ended September 30, 2025 and 2024, respectively, and $6.4 thousand and $5.9 thousand for the nine month periods ended September 30, 2025 and 2024, respectively.

The Company adopted supplemental executive retirement plans for four of its executives. The plans provide cash compensation to the executive officers under certain circumstances, including a separation of service. The benefits vest over the period from adoption to a specified age for each executive. The Company recorded expenses, including interest, of $58.5 thousand and $66.0 thousand for the three-month periods ended September 30, 2025 and 2024, respectively, and $187.9 thousand and $198.0 thousand for the nine-month periods ended September 30, 2025 and 2024, respectively.

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Retirement plan expenses are included in employee benefits on the Consolidated Statements of Income.

11.	Borrowed Funds

Borrowed funds may consist of securities sold under repurchase agreements, which represent overnight or term borrowings from customers, advances from the Federal Home Loan Bank of Atlanta (“FHLB”), advances from the Federal Reserve Bank of Richmond (the “Reserve Bank”), term borrowings from a commercial bank, subordinated note issuances, and overnight borrowings from commercial banks.

Additional information is as follows:

	September 30,	December 31,
(Dollars in thousands)	2025	2024
Amount oustanding at period end:
Securities sold under repurchase agreements	$2,458	$5,564
Federal Home Loan Bank advances	50,200	5,000
Long-term debt (net of issuance costs)	12,024	11,329

Weighted average rate paid at period end:
Securites sold under repurchase agreements	1.25%	1.25%
Federal Home Loan Bank advances	3.88%	1.00%
Long-term debt	7.88%	4.10%

The Bank is approved to borrow 75% of eligible pledged single-family residential loans and 50% of eligible pledged commercial loans as well as investment securities, or approximately $22.2 million under a secured line of credit with the FHLB at September 30, 2025. The Bank also has a facility with the Reserve Bank, which has been in place for over 10 years and is collateralized by loans. Under this facility, the Bank can borrow approximately $30.2 million. Additionally, the Bank has $23.5 million ($14.5 million unsecured and $9.0 million secured) of overnight federal funds lines of credit available from commercial banks.

FHLB advances of $50.2 million and $5.0 million were outstanding as of September 30, 2025 and December 31, 2024, respectively. The Company borrowed $17.0 million to facilitate the Merger in 2020, of which $11.3 million was outstanding as of December 31, 2024. (The “Merger Loan”) was fully repaid on September 30, 2025. There were no borrowings from the Reserve Bank or our commercial bank lenders at September 30, 2025 or December 31, 2024.

On September 25, 2025, the Company entered into a Subordinated Note Purchase Agreements with certain qualified institutional buyers and institutional accredited investors pursuant to which the Company issued and sold $12.5 million in aggregate principal amount of its 7.875% Fixed to Floating Rate Subordinated Notes due September 25, 2035. The Company used a portion of the net proceeds from the offering to repay the outstanding balance of approximately $10.1 million that was due under the Merger Loan.

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

During the year ended December 31, 2023, 2,000 fully vested shares of common stock and RSUs relating to 3,000 shares of common stock were granted to one executive officer. The RSUs contemplate the issuance of shares of common stock of Farmers and Merchants Bancshares, Inc. if and when the RSUs vest. One-third of the RSUs vested on September 22, 2024, one-third vested on September 22, 2025 and one-third will vest on September 22, 2026 provided that the grantee is employed and in good standing with the Company on such date.

A summary of the Company’s RSU activity during the nine months ended September 30, 2025 is shown below:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value per Share

Balance at December 31, 2024	2,000	18.54
Granted	-	-
Vested	1,000	18.54
Forfeited	-	-
Balance at September 30, 2025	1,000	18.54

The compensation cost charged to income in respect of awards granted under the Equity Plan was $4.5 thousand for each of the three month periods ended September 30, 2025 and 2024 and was $13.6 thousand for each of the nine month periods ended September 30, 2025 and 2024, respectively. As of September 30, 2025, there was $18.2 thousand of unrecognized compensation cost related to the unvested RSUs, which is expected to be recognized over a period of 12 months.

During the nine months ended September 30, 2025, the Company paid bonuses in the aggregate amount of $37.3 thousand to certain employees in the form of common stock. To effect this, the Company issued 1,963 shares having a grant date fair value of $19.00 per share. Additionally, certain directors elected to have some or all of their 2024 fees paid in common stock. The Company paid $116.1 thousand of board fees in the form of common stock by issuing 6,731 shares having a grant date fair value of $17.25 per share. There was no other stock based compensation during the nine month period ended September 30, 2025.

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

Financial Condition

Total assets increased by $25.0 million, or 3.0%, to $869.6 million at September 30, 2025 from $844.6 million at December 31, 2024. The increase in total assets was due primarily to an increase of $39.5 million in loans, an increase of $2.2 million on stock issued by the Federal Home Loan Bank of Altlanta (the “FHLB”), and a $1.6 million increase in other real estate owned. The increase was offset by a decrease in cash equivalents of $12.5 million, a decrease of $4.6 million in debt securities, and a $1.2 million decrease in deferred income taxes.

Total liabilities increased by $18.1 million, or 2.3%, to $806.5 million at September 30, 2025 from $788.4 million at December 31, 2024. The increase was due primarily to a $45.2 million increase in FHLB advances and a $0.7 million increase in long term debt. This was offset by a decrease in deposits of $24.7 million and a $3.1 million decrease in repurchase agreements.

Stockholders’ equity increased by $6.9 million, or 12.3%, to $63.2 million at September 30, 2025 from $56.3 million at December 31, 2024. The increase was primarily due to net income of $4.1 million, a reduction of $3.3 million in accumulated other comprehensive loss, and a $0.6 million increase in additional paid in capital, offset by cash dividends paid of $1.1 million.

Loans

Major categories of loans at September 30, 2025 and December 31, 2024 were as follows:

	September 30,		December 31,
(Dollars in Thousands)	2025		2024

Real estate:
Commercial	$430,518	69%	$398,126	68%
Construction/Land development	34,217	5%	27,357	5%
Residential	111,032	18%	111,898	19%
Commercial	51,864	8%	50,405	8%
Consumer	133	0%	176	0%
Total Loans	627,764	100%	587,962	100%
Less: Allowance for credit losses	4,257		4,260
Deferred origination fees, net of costs	1,050		709
	$622,457		$582,993

Net loans increased by $39.5 million, or 6.8%, to $622.5 million at September 30, 2025 from $583.0 million at December 31, 2024. The increase was due primarily to increases of $32.4 million in commercial real estate loans, $6.9 million in construction loans, and $1.5 million in commercial loans. The growth was due to the addition of new lending staff during the last 18 months and stabilizing interest rates. The allowance for credit losses on loans at September 30, 2025 remained steady at $4.3 million at December 31, 2024.

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

The following table provides the activity for the allowance for credit losses losses for the three and nine month periods ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025				Nine Months Ended September 30, 2025
(Dollars in thousands)	Held to maturity securities	Loans	Unfunded loan commitments	Total	Held to maturity securities	Loans	Unfunded loan commitments	Total

Beginning balance	$81	$4,233	$173	$4,487	$60	$4,260	$240	$4,560
Provision for (recovery of) credit losses	(2)	308	21	327	19	622	(46)	595
Charge-offs	-	(290)	-	(290)	-	(646)	-	(646)
Recoveries	-	6	-	6	-	21	-	21
Ending balance	$79	$4,257	$194	$4,530	$79	$4,257	$194	$4,530

	Three Months Ended September 30, 2024				Nine Months Ended September 30, 2024
(Dollars in thousands)	Held to maturity securities	Loans	Unfunded loan commitments	Total	Held to maturity securities	Loans	Unfunded loan commitments	Total

Beginning balance	$127	$4,082	$196	$4,405	$36	$4,284	$228	$4,548
Provision for (recovery of) credit losses	(90)	103	(13)	-	1	44	(45)	-
Charge-offs	-	-	-	-	-	(156)	-	(156)
Recoveries	-	6	-	6	-	19	-	19
Ending balance	$37	$4,191	$183	$4,411	$37	$4,191	$183	$4,411

Watch list loans include loans classified as Special Mention, Substandard, and Doubtful. As of September 30, 2025, the Company had $35.9 million of loans on a watch list for which the borrowers have the potential for experiencing financial difficulties. As of December 31, 2024, the Company had $8.1 million of such loans. Watch List loans are subject to ongoing management attention and their classifications are reviewed regularly.

Management believes that the $4.3 million reserve at September 30, 2025 is adequate to cover the expected losses in the loan portfolio. The Company’s loan portfolio grew by $39.5 million during the first nine months of 2025. The allowance for credit losses on loans was 0.68% of the loan portfolio at September 30, 2025 compared to 0.72% at December 31, 2024.

The reserve for held to maturity securities was $79 thousand at September 30, 2025 and $60 thousand at December 31, 2024. The reserve can vary from quarter to quarter due to the unrated portion of the bond portfolio where the projected life is the most significant factor in determining the reserve. The unrated bonds have a call provision at the option of the issuer. Market rates at quarter end determines if the bonds are projected to be called which shortens the projected life of the bonds significantly. If market rates are at a level that a call is not projected, the bonds are assumed to reach maturity which significantly lengthens the projected life. A longer projected life increases the allowance for credit losses.

Investment Securities

Investments in debt securities decreased by $3.9 million, or 2.7%, to $142.3 million at September 30, 2025 from $146.2 million at December 31, 2024. The Company had classified 85% and 86% of the investment portfolio as available for sale as of September 30, 2025 and December 31, 2024, respectively. The remaining balance of the portfolio was classified as held to maturity.

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

Other Real Estate Owned

Other real estate owned (“OREO”) as of September 30, 2025 consisted of three properties: (i) a strip shopping center in Carroll County, Maryland that was placed in OREO during June, 2025; (ii) an apartment building in Baltimore, Maryland that was acquired in the Merger; and (iii) a land parcel in Gettysburg, Pennsylvania. All three properties are being marketed for sale.

	September 30,	December 31,
(dollars in thousands)	2025	2024

Other Real Estate Owned	$2,775	$1,176

Other assets

Other assets decreased by $804 thousand to $7.4 million at September 30, 2025 from $8.2 million at December 31, 2024 due primarily to decreases in prepaid expenses.

Deposits

Total deposits decreased by $24.7 million, or 3.3%, to $734.1 million at September 30, 2025 from $758.8 million at December 31, 2024. The decrease in deposits was due primarily to a $61.8 million decrease in brokered CDs, a $6.7 million decrease in interest bearing checking accounts, a $3.1 million decrease in sweep accounts, and a $2.6 million decrease in savings accounts. This was offset by a $15.5 million increase in CDARS deposits, $14.2 million increase in demand deposits, a $12.6 million increase in money market accounts, a $5.9 million in ICS accounts, and a $3.1 million increase in CDs. The decreases in brokered CDs were due to calls and maturities that were strategically replaced with lower cost FHLB advances and other lower cost brokered CDs.

The following table shows the average balances and average costs of deposits for the nine month periods ended September 30, 2025 and 2024:

	September 30, 2025		September 30, 2024
	Average		Average
(dollars in thousands)	Balance	Cost	Balance	Cost

Noninterest bearing demand deposits	$109,687	0.00%	$111,088	0.00%
Interest bearing demand deposits	116,694	0.91%	125,273	0.76%
Savings and money market deposits	145,791	0.77%	150,372	0.69%
Time deposits	370,849	3.97%	271,372	4.30%
	$743,021	2.28%	$658,105	2.08%

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

The Bank is approved to borrow 75% of eligible pledged single-family residential loans and 50% of eligible pledged commercial loans as well as investment securities, or approximately $22.2 million under a secured line of credit with the Federal Home Loan Bank of Atlanta (the “FHLB”). At September 30, 2025 the Bank also has a facility with the Federal Reserve Bank of Richmond (the “Reserve Bank”), which has been in place for over 10 years and is collateralized by loans. Under this facility, the Bank can borrow approximately $30.2 million at September 30, 2025. Additionally, the Bank has $23.5 million ($14.5 million unsecured and $9.0 million secured) of overnight federal funds lines of credit available from commercial banks at September 30, 2025.

FHLB advances of $50.2 million and $5.0 million were outstanding as of September 30, 2025 and December 31, 2024, respectively. There were no borrowings from the Reserve Bank or our commercial bank lenders at September 30, 2025 or December 31, 2024. Management believes that we have adequate liquidity sources to meet all anticipated liquidity needs over the next 12 months. Management knows of no trend or event which is likely to have a material impact on our ability to maintain liquidity at satisfactory levels. Uninsured deposits were approximately $120.3 million, or 16.4% of total deposits, at September 30, 2025.

Borrowings and Other Contractual Obligations

The Company’s contractual obligations consist primarily of borrowings and operating leases for various facilities.

Securities sold under agreements to repurchase represent overnight borrowings from customers. Securities owned by the Company which are used as collateral for these borrowings are primarily U.S. government agency securities.

On September 30, 2020, Farmers and Merchants Bancshares, Inc. borrowed $17.0 million from First Horizon Bank that was used, on October 1, 2020, to fund a portion of the merger consideration paid in the Merger (the “Merger Loan”). Net of issuance costs of $28.1 thousand, the Company received $16.9 million in loan proceeds. The Merger Loan matured on September 30, 2025. The interest rate on the Merger Loan was fixed at 4.10%. The Company made quarterly interest-only payments through October 1, 2021. During the remaining term of the Merger Loan, the Company was required to make quarterly interest and principal payments of approximately $646.5 thousand, which was based on a nine year straight-line amortization schedule. To secure its obligations under the Merger Loan, the Company pledged all of its shares of common stock of the Bank to the lender. As of December 31, 2024, the balance due under the Merger Loan was $11.3 million. On September 30, 2025, the Company repaid the $10.0 million due under the Merger Loan using a portion of the net proceeds from its sale of Subordinated Notes discussed below.

On September 25, 2025, Farmers and Merchants Bancshares, Inc. entered into a Subordinated Note Purchase Agreements with certain qualified institutional buyers and institutional accredited investors pursuant to which the Company issued and sold $12.5 million in aggregate principal amount of its 7.875% Fixed to Floating Rate Subordinated Notes due September 25, 2035 (the “Subordinated Notes”). From and including the original issue date of the Subordinated Notes (the “Issue Date”) to but excluding September 26, 2030 or the date of earlier redemption, the Company will pay interest on the Notes semi-annually in arrears on March 26th and September 26th of each year at a fixed interest rate of 7.875% per annum, computed on the basis of a 360-day year consisting of twelve 30-day months, beginning on March 26, 2026. From and including September 26, 2030, to, but excluding, their maturity dates or the date of earlier redemption (the “Floating Rate Period”), the Company will pay interest on the Subordinated Notes at a floating interest rate at the Three-Month Term SOFR (as defined in the Subordinated Notes), reset quarterly, plus 458 basis points, computed on the basis of a 360-day year and the actual number of days elapsed. During the Floating Rate Period, the Company will pay interest on the Subordinated Notes quarterly in arrears on March 26th, June 26th, September 26th, and December 26th of each year, beginning on December 26, 2030. Notwithstanding the foregoing, if the Three-Month Term SOFR rate is less than zero, then the Three-Month Term SOFR rate shall be deemed to be zero.

The Subordinated Notes are not subject to any sinking fund and are not convertible into or exchangeable for any other securities or assets of the Company or any of its subsidiaries. The Subordinated Notes are not subject to redemption at the option of the holder. Prior to September 26, 2030, the Company may redeem the Subordinated Notes, in whole or in part, only under certain limited circumstances set forth in the Subordinated Notes. On or after September 26, 2030, the Company may redeem the Subordinated Notes, in whole or in part, at its option, on any Interest Payment Date (as defined in the Notes). Any redemption by the Company would be at a redemption price equal to 100% of the principal amount of the Subordinated Notes being redeemed, together with any accrued and unpaid interest on the Subordinated Notes being redeemed to but excluding the date of redemption. Any redemption of the Subordinated Notes will be subject to the receipt of any and all required federal and state regulatory approvals, including the approval of the Board of Governors of the Federal Reserve System to the extent then required under applicable laws or regulations.

The payment of principal and interest on the Notes is subject to acceleration only in limited circumstances in the case of certain bankruptcy and insolvency-related events with respect to the Company. The SubordinatedNotes are general unsecured, subordinated obligations of the Company and rank junior to all of its existing and future Senior Indebtedness (as defined in the Subordinated Notes). The portion of the net proceeds that were not used to repay the Merger Loan are intended to qualify as Tier 2 capital of the Company for regulatory capital purposes.

Specific information about the Company’s borrowings and contractual obligations is set forth in the following table:

	September 30,	December 31,
(Dollars in thousands)	2025	2024
Amount oustanding at period end:
Securities sold under repurchase agreements	$2,458	$5,564
Federal Home Loan Bank advances	50,200	5,000
Long-term debt (net of issuance costs)	12,024	11,329

Weighted average rate paid at period end:
Securites sold under repurchase agreements	1.25%	1.25%
Federal Home Loan Bank advances	3.88%	1.00%
Long-term debt	7.88%	4.10%

Average rate paid during the period ended:
Securites sold under repurchase agreements	1.27%	1.25%
Federal Home Loan Bank advances	3.61%	1.00%
Long-term debt	4.26%	4.10%

The long-term debt outstanding at September 30, 2025 will be payable at maturity on September 30, 2035.

Off-Balance Sheet Arrangements

In the normal course of business, the Bank makes commitments to extend credit and issues standby letters of credit. Outstanding loan commitments, unused lines of credit, and letters of credit as of September 30, 2025 and December 31, 2024 are as follows:

	September 30,	December 31,
(Dollars in thousands)	2025	2024

Loan commitments
Construction and land development	$3,323	$532
Commercial	4,057	7,250
Commercial real estate	19,560	24,062
Residential	5,826	405
	$32,766	$32,249

Unused lines of credit
Home-equity lines	$16,018	$17,505
Commercial lines	65,026	49,249
	$81,044	$66,754

Letters of credit	$2,311	$1,974

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

RESULTS OF OPERATIONS

Comparison of Operating Results for the Nine Months Ended September 30, 2025 and 2024

General

Net income for the nine months ended September 30, 2025 was $4.1 million compared to $3.4 million for the same period of 2024. Total interest income increased by $3.0 million, from $28.1 million for the nine months ended September 30, 2024 to $31.1 million for the nine months ended September 30, 2025. Total interest expense increased by $600 thousand, from $12.7 million for the nine months ended September 30, 2024 to $13.3 million for the nine months ended September 30, 2025. The provision for credit losses for the nine month periods ended September 30, 2025 and 2024 was $595 thousand and $0, respectively. Noninterest income increased by $191 thousand, from $1.3 million for the nine months ended September 30, 2024 to $1.5 million thousand for the nine months ended September 30, 2025. Noninterest expense increased by $1.3 million, from $12.3 million for the nine months ended September 30, 2024 to $13.6 million for the nine months ended September 30, 2025. Income tax expense increased by $65 thousand, from $993 thousand for the nine months ended September 30, 2024 to $1.1 million for the nine months ended September 30, 2025.

Net Interest Income

Net interest income was $17.8 million for the nine months ended September 30, 2025 compared to $15.4 million for the same period of 2024. The net yield on interest earning assets increased to 2.98% for the nine months ended September 30, 2025 from 2.67% for the same period of 2024. Higher interest income on loans was the driving factor in the higher net interest income along with lower cost of funds.

Total interest income for the nine months ended September 30, 2025 was $31.1 million compared to $28.1 million for the same period of 2024, an increase of $3.0 million, or 11.0%.

Total interest income on loans for the nine months ended September 30, 2025 increased by $4.6 million when compared to the same period of 2024 due to a $64.1 million higher average loan balance for the nine months ended September 30, 2025 when compared to the same period of 2024 and a higher loan yield of 5.79% for the nine months ended September 30, 2025 versus 5.36% for the same period of 2024. Investment income for the nine months ended September 30, 2025 decreased by $1.6 million, or 29.8%, when compared to the same period of 2024 due to a decrease in the fully-taxable equivalent yield to 3.02% for the nine months ended September 30, 2025 compared to 3.47% for the same period of 2024, and a $39.1 million lower average investment balance. The fully-taxable equivalent yield on total interest-earning assets increased 33 basis points to 5.19% for the nine months ended September 30, 2025 from 4.86% for the same period of 2024. The average balance of total interest-earning assets increased by $28.4 million to $804.3 million for the nine months ended September 30, 2025 compared to $775.9 million for the same period of 2024.

Total interest expense for the nine months ended September 30, 2025 was $13.3 million compared to $12.7 million for the same period of 2024, an increase of $600 thousand, or 4.7%. The increase was due to a $33.3 million increase in the average balance of interest-bearing liabilities to $657.8 million for the nine months ended September 30, 2025 compared to $624.5 million for the same period of 2024. Overall cost of funds on interest bearing deposits and borrowings was 2.70% for the nine months ended September 30, 2025 compared to 2.71% for the same period of 2024. The cost of funds for time deposits decreased to 3.97% for the nine months ended September 30, 2025 from 4.30% for the same period of 2024. Costs of funds attributable to long-term debt increased slightly from 4.18% for the nine months ended September 30, 2024 to 4.26% for the same period of 2025. The cost of advances from the FHLB increased to 3.61% for the nine months ended September 30, 2025 from 2.18% for the same period of 2024.

Average noninterest-earning assets increased by $7.3 million to $28.7 million for the nine months ended September 30, 2025 compared to $21.5 million in the same period of 2024. Average noninterest-bearing deposits decreased by $1.4 million to $109.7 million during the nine months ended September 30, 2025 compared to $111.1 million in the same period of 2024. The average balance in stockholders’ equity increased by $5.3 million for the nine months ended September 30, 2025 when compared with the same period of 2024.

The following table sets forth information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities for the nine month periods ended September 30, 2025 and 2024. Average balances are also provided for noninterest-earning assets and noninterest-bearing liabilities.

Average Balance Sheet, Interest and Yields

	Nine Months Ended			Nine Months Ended
(Dollars in thousands)	September 30, 2025			September 30, 2024
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
Assets:
Loans	$611,727	$26,572	5.79%	$547,646	$22,021	5.36%
Securities, taxable	146,273	3,194	2.91%	186,277	4,798	3.43%
Securities, tax exempt	18,975	548	3.85%	18,076	516	3.80%
Securities combined	165,248	3,742	3.02%	204,353	5,314	3.47%
Federal funds sold and other interest bearing deposits	27,350	971	4.73%	23,887	920	5.14%
Total interest-earning assets	804,325	$31,285	5.19%	775,886	$28,255	4.86%
Noninterest-earning assets	28,744			21,481
Total assets	$833,069			$797,367

Liabilities and Stockholders’ Equity:
NOW, savings, and money market	$262,485	$1,632	0.83%	$275,645	$1,490	0.72%
Certificates of deposit	370,849	11,033	3.97%	271,372	8,754	4.30%
Securities sold under repurchase agreements	4,448	42	1.27%	5,207	49	1.26%
Term Debt	10,708	342	4.26%	12,364	388	4.18%
FRB advances and other borrowings	-	-	0.00%	53,234	1,910	4.78%
FHLB advances	9,288	251	3.61%	6,682	109	2.18%
Total interest-bearing liabilities	657,778	13,300	2.70%	624,504	12,700	2.71%

Noninterest-bearing deposits	109,687			111,088
Noninterest-bearing liabilities	6,859			8,299
Total liabilities	774,324			743,891
Stockholders' equity	58,745			53,476
Total liabilities and stockholders' equity	$833,069			$797,367

Net interest income		$17,985			$15,555

Interest rate spread			2.49%			2.15%

Net yield on interest-earning assets			2.98%			2.67%

Ratio of average interest-earning assets to Average interest-bearing liabilities			122.28%			124.24%

Provision for Credit Losses

For the nine months ended September 30, 2025, provisions for credit losses on loans totaled $622 thousand and a provision for held to maturity securities of $19 thousand, offset by a recovery for unfunded loan commitments of $46 thousand, resulted in a net provision of $595 thousand. For the nine months ended September 30, 2024, provisions for credit losses on loans was $44 thousand and a provision for held to maturity securities of $1 thousand, offset by a recovery for unfunded loan commitments of $45 thousand resulted in a net provision of $0.

Allocation of the Allowance for Credit Losses on Loans
At September 30, 2025 and December 31, 2024
(Dollars in thousands)

	2025		2024
	Allocation	% of Total*	Allocation	% of Total*
Real estate:
Commercial	$2,282	68.58%	$2,481	67.71%
Construction and land development	520	5.45%	478	4.65%
Residential	642	17.69%	751	19.03%
Commercial	762	8.26%	513	8.57%
Consumer	1	0.02%	4	0.00%
Unallocated	50	0.00%	33	0.03%
	$4,257	100.00%	$4,260	100.00%

* Percentage of loan type to the total loan portfolio.

	For the Nine Months Ended
	September 30,
	2025	2024
	(Dollars in thousands)
Balance at beginning of year	$4,260	$4,284
Charge-offs:
Real Estate:
Commercial	(646)	-
Commercial	-	(153)
Consumer	-	(3)
Total Charge-offs	$(646)	$(156)

Recoveries:
Real Estate:
Residential	$21	$19
Total Recoveries	$21	$19

Net (charge offs)/recoveries	$(625)	$(137)
Provision for credit losses - loans	622	44
Balance at end of period	$4,257	$4,191

	At September 30, 2025	At December 31, 2024
Ratios:
ACL on loans to loans	0.68%	0.72%
Non performing loans to loans	0.20%	0.00%
Non accrual loans to loans	0.00%	0.41%
ACL on loans to non accrual loans	0.00%	174.59%

Noninterest Income

Noninterest income for the nine months ended September 30, 2025 was $1.5 million compared to $1.3 million for the same period of 2024, an increase of $191 thousand, or 14.4%. The increase was due primarily to an increase of $126 thousand for the gain on the settlement of a fair value hedge, a $32 thousand increase in loss on sale of debt securities, a $109 thousand increase in other fees and commissions, an $85 thousand increase in mortgage banking income, and an increase of $28 thousand in bank owned life insurance income, offset by a $94 thousand decrease in service charges on deposits, and a decrease non-recurring of insurance proceeds of $143 thousand from the storm damage to the Bank’s Upperco, Maryland location recorded during the nine months ended September 30, 2024 versus $73 related to the theft of the Company’s ATM at its Owings Mills, Maryland location suring the nine months ended September 30, 2025.

Noninterest Expense

Noninterest expense for the nine months ended September 30, 2025 totaled $13.6 million compared to $12.3 million for the same period of 2024, an increase of $1.3 million, or 10.8%. The increase was due primarily to an increase in salaries and benefits of $617 thousand due to higher staffing levels in 2025, an increase in Federal Deposit Insurance Corporation premiums of $184 thousand, an increase in OREO expenses of $41 thousand due to two loans being foreclosed and moved to OREO in 2025, and an increase of $379 thousand in occupancy and furniture and equipment expense as a result of increased building repairs, office maintenance expenses, and increased rent expense.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2025 was $1.1 million compared to $993 thousand for the same period of 2024. The effective tax rate was 20.6% for the nine months ended September 30, 2025 compared to 22.5% for the same period of 2024. The decrease in the effective tax rate was due to the reduction of a deferred tax liability in 2025.

Comparison of Operating Results for the Three Months Ended September 30, 2025 and 2024

General

Net income for the three months ended September 30, 2025 was $1.7 million compared to $1.1 million for the same period in 2024. Total interest income increased by $1.1 million, from $9.8 million for the three months ended September 30, 2024 to $10.9 million for the three months ended September 30, 2025. Total interest expense decreased by $156 thousand, from $4.8 million for the three months ended September 30, 2024 to $4.6 million for the three months ended September 30, 2025. The provision for credit losses for the three-month periods ended September 30, 2025 and September 30, 2024 was $327 thousand and $0, respectively. Noninterest income increased by $100 thousand, from $451 thousand for the three months ended September 30, 2024 to $551 thousand for the three months ended September 30, 2025. Noninterest expense increased by $338 thousand, from $4.1 million for the three months ended September 30, 2024 to $4.4 million for the three month ended September 30, 2025. Income tax expense increased by $120 thousand, from $342 thousand for the three months ended September 30, 2024 to $462 thousand for the three months ended September 30, 2025.

Net Interest Income

Net interest income was $6.4 million for the three months ended September 30, 2025 compared to $5.1 million for the same period of 2024. The net yield on interest earning assets increased to 3.09% for the three months ended September 30, 2025 from 2.62% for the same period of 2024. Higher interest income on loans was the driving factor in the higher net interest income along with lower cost of funds.

Total interest income on loans for the three months ended September 30, 2025 increased by $1.4 million when compared to the same period of 2024 due to a $58.5 million higher average loan balance for the three months ended September 30, 2025 when compared to the same period of 2024 and a higher loan yield of 5.95% for the three months ended September 30, 2025 versus 5.58% for the same period of 2024. Investment income for the three months ended September 30, 2025 decreased by $536 thousand, or 30.4%, when compared to the same period of 2024 due to a decrease in the fully-taxable equivalent yield to 3.04% for the three months ended September 30, 2025 compared to 3.60% for the same period of 2024, and a $37.8 million lower average investment balance. The fully-taxable equivalent yield on total interest-earning assets increased 33 basis points to 5.38% for the three months ended September 30, 2025 from 5.05% for the same period of 2024. The average balance of total interest-earning assets increased by $43.0 million to $825.9 million for the three months ended September 30, 2025 compared to $782.9 million for the same period of 2024.

Total interest expense for the three months ended September 30, 2025 was $4.6 million compared to $4.8 million for the same period of 2024, a decrease of $156 thousand, or 3.3%. The decrease was due to the overall cost of funds dropping to 2.74% for the three months ended September 30, 2025 from 3.00% for the same period in 2024. Interest expense on time deposits decreased to 3.90% for the three months ended September 30, 2025 from 4.54% for the same period of 2024. The cost of advances from the FHLB increased to 4.43% for the three months ended September 30, 2025 from 2.99% for the same period of 2024.

Average noninterest-earning assets increased by $6.9 million to $31.4 million for the three months ended September 30, 2025 compared to $24.6 million in the same period of 2024. Average noninterest-bearing deposits increased by $10.5 million to $117.2 million during the three months ended September 30, 2025 compared to $106.7 million in the same period of 2024. The average balance in stockholders’ equity increased by $4.9 million for the three months ended September 30, 2025 when compared with the same period of 2024.

The following table sets forth information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities for the three-month periods ended September 30, 2025 and 2024. Average balances are also provided for noninterest-earning assets and noninterest-bearing liabilities.

Average Balance Sheet, Interest and Yields

	Three Months Ended			Three Months Ended
(Dollars in thousands)	September 30, 2025			September 30, 2024
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
Assets:
Loans	$625,431	$9,307	5.95%	$566,893	$7,902	5.58%
Securities, taxable	142,995	1,071	3.00%	181,816	1,624	3.57%
Securities, tax exempt	19,125	163	3.41%	18,099	174	3.85%
Securities combined	162,120	1,234	3.04%	199,915	1,798	3.60%
Federal funds sold and other interest bearing deposits	38,390	453	4.72%	16,130	193	4.79%
Total interest-earning assets	825,941	$10,994	5.32%	782,938	$9,893	5.05%
Noninterest-earning assets	31,446			24,555
Total assets	$857,387			$807,493

Liabilities and Stockholders’ Equity:
NOW, savings, and money market	$265,255	$501	0.76%	$260,437	$547	0.84%
Certificates of deposit	379,267	3,843	4.06%	296,463	3,364	4.54%
Securities sold under repurchase agreements	4,014	13	1.30%	4,073	13	1.28%
Term Debt	10,736	120	4.47%	11,917	125	4.20%
FRB advances and other borrowings	-	-	0.00%	54,000	648	4.80%
FHLB advances	12,670	129	4.07%	8,652	65	2.99%
Total interest-bearing liabilities	671,942	4,606	2.74%	635,542	4,762	3.00%

Noninterest-bearing deposits	117,171			106,694
Noninterest-bearing liabilities	7,523			9,438
Total liabilities	796,636			751,674
Stockholders' equity	60,751			55,819
Total liabilities and stockholders' equity	$857,387			$807,493

Net interest income		$6,388			$5,131

Interest rate spread			2.58%			2.06%

Net yield on interest-earning assets			3.09%			2.62%

Ratio of average interest-earning assets to Average interest-bearing liabilities			122.92%			123.19%

Provision for Credit Losses

For the three months ended September 30, 2025, provisions for credit losses on loans totaled $308 thousand, a provision for unfunded loan commitments of $21 thousand, offset by a recovery of provision on held to maturity securities of $2 thousand, resulted in a net provision of $327 thousand. For the three months ended September 30, 2024, the provision for credit losses on loans was $103 thousand, offset by a recovery of provision on held to maturity securities of $90 thousand and unfunded loan commitments of $13 thousand resulted in a net provision of $0.

Noninterest Income

Noninterest income for the three months ended September 30, 2025 was $551 thousand compared to $451 thousand for the same period of 2024, an increase of $100 thousand, or 22.2%. The increase was due primarily to a $32 thousand increase in mortgage banking income, a non recurring insurance payment of $73 thousand related to the theft of an ATM, an increase of $2 thousand in bank owned life insurance income, and a $25 thousand increase in other fees and commissions, offset by a decrease of $24 thousand in service changes on deposits.

Noninterest Expense

Noninterest expense for the three months ended September 30, 2025 totaled $4.4 million compared to $4.1 million for the same period of 2024, an increase of $338 thousand, or 8.3%. The increase was due primarily to an increase in Federal Deposit Insurance Corporation premiums of $59 thousand, an increase in salaries and benefits of $324 thousand due to higher staffing levels in 2025, and an increase of $49 thousand in occupancy and furniture and equipment expense as a result of increased building repairs, office maintenance expenses, and increased rent expense.

Income Tax Expense

Income tax expense for the three months ended September 30, 2025 was $462 thousand compared to $342 thousand for the same period of 2024. The effective tax rate was 21.3% for the three months ended September 30, 2025 compared to 23.3% for the same period of 2024. The decrease in the effective tax rate was due to the reduction of a deferred tax liability in 2025.

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

An evaluation of the effectiveness of these disclosure controls as of September 30, 2025 was carried out under the supervision and with the participation of management, including the PEO and the PFO. Based on that evaluation, management, including the PEO and the PFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the quarter ended September 30, 2025, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3.   Defaults upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not Applicable.

Item 5.   Other Information

None of the directors or officers of the Company notified the Company that, during the quarter ended September 30, 2025, they adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of securities of the registrant intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Exchange Act or (ii) any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of the SEC’s Regulation S-K.

Item 6.   Exhibits

The exhibits filed or furnished with this quarterly report are listed in the following Exhibit Index:

Exhibit	Description

4.1

Form of 7.875% Fixed to Floating Rate Subordainted Note due September 25, 2035 issued by and Farmers and Merchants Bancshares, Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on September 25, 2025)

10.1

Form of Subordinated Note Purchase Agreement, dated as of September 25, 2025, by and among Farmers and Merchants Bancshares, Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 25, 2025)

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

104

The cover page of Farmers and Merchants Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in Inline XBRL, included within the Exhibit 101 attachments (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS AND MERCHANTS BANCSHARES, INC.

Date: November 14, 2025	/s/ Gary A. Harris
Gary A. Harris
Chief Executive Officer
(Principal Executive Officer)

Date November 14, 2025	/s/ Paul B. Susie
Paul B. Susie
Treasurer and Chief Financial Officer
(Principal Financial Officer & Principal Accounting Officer)