Form 10-K
period 2025-12-31
Farmers & Merchants Bancshares, Inc.
filed 2026-03-26
CIK 1698022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $53,187,062.

The number of shares of the registrant’s common stock outstanding as of February 28, 2026: 3,235,707

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

ITEM 1.         BUSINESS

General

Farmers and Merchants Bancshares, Inc. is a Maryland corporation chartered on August 8, 2016 that is registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). At the time it registered as a bank holding company, the Company also elected to become a financial holding company, which allows it to engage in certain activities, and own shares or control of certain entities, that are in addition to those permissible for an entity that is a bank holding company only. Effective November 1, 2016, the Company consummated a bank holding company reorganization involving Farmers and Merchants Bank (the “Bank”) pursuant to which the Bank became a wholly-owned subsidiary of the Company and all of the Bank’s stockholders became stockholders of the Company.

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

The Bank is a Maryland commercial bank chartered on October 24, 1919 that is engaged in a general commercial and retail banking business. The Bank has one inactive subsidiary, Reliable Community Financial Services, Inc., a Maryland corporation that was incorporated in April 1992 to facilitate the sale of fixed rate annuity products and later positioned to sell a full array of investment and insurance products.

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

At December 31, 2025, our consolidated assets totaled approximately $872.0 million and stockholders’ equity was approximately $64.7 million.

Banking Activities

The Bank has been doing business in Maryland since 1919 and is engaged in both the commercial and consumer banking business. At December 31, 2025, the Bank had approximately 18,800 deposit accounts, representing $720.5 million in deposits and $633.1 million in net loans, representing 73% of its total assets of $872.0 million.

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

As a convenience to its customers, the Bank offers drive through automated teller machines (“ATMs”) at the Upperco, Hampstead, Reisterstown, and Westminster locations and walk-up ATMs at the Greenmount and Eldersburg offices. The Greenmount In-Store location is open seven days a week while the other six full service offices offer convenient banking hours which include Saturday mornings. The satellite branch is opened five days a week with limited business hours. Drive-thru windows are available at the Upperco, Owings Mills, Hampstead, Reisterstown, Eldersburg, and Westminster branches. The Bank offers 24-hour on-line, internet banking for account balance inquiries, bill paying, or transferring funds between accounts. The Bank provides mobile banking functionality to its internet services. Debit cards are another service the Bank provides to its customers. The Bank joined Allpoint, America’s largest surcharge-free ATM network, to enable Bank customers to have access to over 55,000 ATMs, surcharge-free.

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

Investment Activities

The Bank maintains a portfolio of investments in debt securities to provide liquidity and income. The current portfolio of $139.8 million represented approximately 16% of the total assets at December 31, 2025 and is invested primarily in mortgage-backed securities and municipal bonds.

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

Insurance Activities

As noted above, the Insurance Subsidiary is one protected cell of a protected cell captive insurance company. From its formation through November 7, 2022, the Insurance Subsidiary reinsured certain risks of the Bank as well as other groups of entities that were not affiliated with the Bank for which it received premiums. The related insurance policies were issued each year. Under the reinsurance arrangement, the premium earned by the Insurance Subsidiary for a particular year could be retained as earnings (subject to any regulatory capital and surplus requirements imposed by applicable law) once the claim deadline for that year’s policy had passed. As the sole owner of the Insurance Subsidiary, the Company may terminate the Insurance Subsidiary’s participation in this reinsurance arrangement with respect to a future year at any time. The Company chose to not renew the most recent policy when it expired on November 6, 2022. As of December 31, 2025, the Insurance Subsidiary’s only activity was paying claims for events that occurred prior to November 7, 2022.

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

To compete with other financial services providers, we rely principally upon local promotional activities, personal relationships established by officers, directors and employees with customers, and specialized services tailored to meet customers’ needs. In those instances, in which we are unable to accommodate a customer’s needs, we attempt to arrange for those services to be provided by other financial services providers with which we have a relationship.

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

The provisions of the BHC Act relating to financial holding companies and the regulations promulgated thereunder require the Bank to remain “well capitalized” and “well managed”. The capital requirement is discussed below under the heading, “Capital Requirements”. The Bank will be considered to be well managed so long as it achieves a CAMEL composite rating of at least “2” as a result of its most recent examination and at least a “satisfactory” management rating (if such rating is given). If the Bank were to fail to meet either of these requirements, then the Company would be required to enter into an agreement with the Federal Reserve that would address the remediation of the condition that led to the failure. During the term of that agreement, which is typically 180 days but which can be extended at the discretion of the Federal Reserve, the Company would be prohibited from commencing any additional activity or acquiring control or shares of any company that would otherwise be permissible for a financial holding company under Section 4(k) of the BHC Act. If the Company were to fail to correct that condition by the expiration of the agreement’s term, then the Federal Reserve could order the Company to divest its ownership of the Bank or, alternatively, terminate all financial holding company activities. For so long as the Company remains a financial holding company, the Bank must also maintain a Satisfactory or better rating under the Community Reinvestment Act (the “CRA”). During any period that the Bank fails to satisfy this requirement, the Company is prohibited from commencing any additional activity or acquiring control or shares of any company that would otherwise be permissible for a financial holding company under Section 4(k) of the BHC Act. The Bank currently satisfies all of the foregoing conditions.

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

Capital Requirements

In addition to operational requirements, the Bank and the Company are subject to risk-based capital requirements, which were adopted and are monitored by federal banking regulators. The regulations that implement these requirements are used to evaluate capital adequacy and require an analysis of an institution’s asset risk profile and off-balance sheet exposures, such as unused loan commitments and stand-by letters of credit.

The Federal Deposit Insurance Act (the “FDI Act”) requires, among other things, the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDI Act includes the following five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. The relevant capital measures are the total capital ratio, the Tier 1 capital ratio, the leverage ratio and the common equity Tier 1 (“CET1”) ratio.

A bank will be (i) “well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater, a CET1 ratio of 6.5% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure, (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, a leverage ratio of 4.0% or greater, a CET1 ratio of 6.5% or greater, and is not “well capitalized”, (iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 4.0%, (iv) or a CET1 ratio of less than 4.5%, “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0%, a leverage ratio of less than 3.0%, or a CET1 ratio of less than 3%, and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

The appropriate federal banking agency may, under certain circumstances, reclassify a well-capitalized insured depository institution as adequately capitalized. The FDI Act provides that an institution may be reclassified if the appropriate federal banking agency determines (after notice and opportunity for hearing) that the institution is in an unsafe or unsound condition or deems the institution to be engaging in an unsafe or unsound practice. Regulators may require higher capital ratios when warranted by the particular circumstances or risk profile of a given banking organization. In the current regulatory environment, banking organizations must stay well-capitalized in order to receive favorable regulatory treatment on acquisition and other expansion activities and favorable risk-based deposit insurance assessments. Further, the appropriate agency is permitted to require an adequately capitalized or undercapitalized institution to comply with the supervisory provisions as if the institution were in the next lower category (but not treat a significantly undercapitalized institution as critically undercapitalized) based on supervisory information other than the capital levels of the institution.

Under these capital regulations, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the prescribed buffer amount. These limitations establish a maximum percentage of eligible retained income that can be utilized for such actions.

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

Our capital policy establishes guidelines meeting these regulatory requirements and takes into consideration current or anticipated risks as well as potential future growth opportunities. As of December 31, 2025, the Bank was “well capitalized” based on the aforementioned ratios.

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

On April 6, 2020, in a joint statement, the FDIC, Federal Reserve and the Office of Comptroller of the Currency issued two interim final rules regarding temporary changes to the CBLR framework to implement provisions of the CARES Act. Under the interim final rules, the community bank leverage ratio was reduced to 8% beginning in the second quarter and for the remainder of calendar year 2020, 8.5% for calendar year 2021, and 9% thereafter. In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations and will not be required to report or calculate risk-based capital. The Bank has not opted-in to the CBLR framework.

Additional information about our capital ratios and requirements is contained in Item 7 of this Annual Report under the heading, “Capital Resources and Adequacy”.

Liquidity Requirements

We require cash to fund loans, satisfy our obligations under the Bank’s letters of credit, meet the deposit withdrawal demands of the Bank’s customers, and satisfy our other monetary obligations. To the extent that deposits are not adequate to fund these requirements, we can rely on the funding sources identified in Item 2 of this Annual Report under the heading, “Liquidity Management”. As of December 31, 2025, the Bank had $23.5 million available through unsecured and secured lines of credit with correspondent banks, $29.3 million available through a secured line of credit with the Fed Discount Window and approximately $23.6 million available through the Federal Home Loan Bank (“FHLB”). Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our ability to meet our future liquidity requirements.

Deposit Insurance

The Bank is a member of the FDIC and pays an insurance premium to the FDIC based upon its assessable deposits on a quarterly basis. Deposits are insured by the FDIC through the Deposit Insurance Fund (the “DIF”) and such insurance is backed by the full faith and credit of the United States Government. The coverage limit is generally $250,000 per depositor per insured depository institution for each account ownership category.

The Dodd-Frank Act set a new minimum DIF reserve ratio at 1.35% of estimated insured deposits and required the FDIC to redefine the deposit insurance assessment base for an insured depository institution. As redefined pursuant to the Dodd-Frank Act, an institution’s assessment base is now an amount equal to the institution’s average consolidated total assets during the assessment period minus average tangible equity. Institutions with less than $1.0 billion in assets at the end of a fiscal quarter, like the Bank, are permitted to report their average consolidated total assets on a weekly basis (rather than on a daily basis) and to report their average tangible equity on an end-of-quarter balance (rather than on an end-of-month balance).

The Bank expensed $578.4 thousand and $391.2 thousand in FDIC insurance premiums, including FICO assessments, in 2025 and 2024, respectively. The increase from 2024 to 2025 was due primarily to the increase in the FDIC’s minimum assessment and the Bank’s level of brokered CDs in the first half of 2025.

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

Consumer Lending – Military Lending Act

The Military Lending Act (the “MLA”), which was initially implemented in 2007, was amended and its coverage significantly expanded in 2015. The types of credit covered under the MLA include virtually all consumer loan and credit card products (except for loans secured by residential real property and certain purchase-money motor vehicle/personal property secured transactions). Lenders must provide specific written and oral disclosures concerning the protections of the MLA to active duty members of the military and dependents of active duty members of the military (“covered borrowers”). The implementing regulation imposes a 36% “Military Annual Percentage Rate” cap that includes costs associated with credit insurance premiums, fees for ancillary products, finance charges associated with the transactions, and application and participation charges. In addition, loan terms cannot include (i) a mandatory arbitration provision, (ii) a waiver of consumer protection laws, (iii) mandatory allotments from military benefits, or (iv) a prepayment penalty. The revised rule also prohibits “roll-over” or refinances of the same loan unless the new loan provides more favorable terms for the covered borrower. Lenders may verify covered borrower status using a DOD database or information provided by credit bureaus. We believe that we are in compliance with the revised rule.

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

Employees

As of December 31, 2025, we employed 95 individuals, of whom 91 were full-time employees.

Available Information

The Company maintains an Internet site at www.fmb1919.bank on which it makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the SEC. Our SEC filings are also available to the public from the SEC's Internet site at http://www.sec.gov. The information on, or accessible through, these websites is not part of, or incorporated by reference into, this Annual Report on Form 10-K or any other document that we file with or furnish to the SEC.

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

The federal banking regulators believe that institutions with particularly high concentrations of commercial real estate (“CRE”) loans in their lending portfolios face a heightened risk of financial difficulties in the event of adverse changes in the economy and CRE markets. Accordingly, through published guidance, these regulators have directed institutions whose concentrations exceed certain percentages of capital to implement heightened risk management practices appropriate to their concentration risk. The guidance provides that banking regulators may require such institutions to reduce their concentrations and/or maintain higher capital ratios than institutions with lower concentrations in CRE. At December 31, 2025, our CRE concentrations were above the heightened risk management thresholds set forth in this guidance. No assurance can be given that the Company’s enhanced risk management practices and monitoring controls will be effective.

The Bank may experience loan losses in excess of its allowance, which would reduce our earnings.

The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loans being made, the creditworthiness of the borrowers over the term of the loans and, in the case of collateralized loans, the value and marketability of the collateral for the loans. Management of the Bank maintains an allowance for credit losses on loans based upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectability of the loan portfolio and provides an allowance for credit losses based upon a percentage of the outstanding balances and for specific loans when their ultimate collectability is considered questionable. If management’s assumptions and judgments prove to be incorrect and the allowance for credit losses is inadequate to absorb future losses, or if the bank regulatory authorities require us to increase the allowance for credit losses as a part of its examination process, our earnings and capital could be significantly and adversely affected. Although management continually monitors our loan portfolio and makes determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic or other conditions differ substantially from the assumptions used or adverse developments arise with respect to our non-performing or performing loans. Material additions to the allowance for credit losses could result in a material decrease in our net income and capital, and could have a material adverse effect on our financial condition.

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

Our net income depends primarily upon our net interest income. Net interest income is the difference between interest income earned on loans, investments and other interest-earning assets and the interest expense incurred on deposits and borrowed funds. The level of net interest income is primarily a function of the average balance of our interest-earning assets, the average balance of our interest-bearing liabilities, and the spread between the yield on such assets and the cost of such liabilities. These factors are influenced by both the pricing and mix of our interest-earning assets and our interest-bearing liabilities which, in turn, are impacted by such external factors as the local economy, competition for loans and deposits, the monetary policy of the Federal Open Market Committee of the Federal Reserve, and market interest rates.

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

As of December 31, 2025, investment securities in our investment portfolio having a cost basis of $136.1 million and a market value of $118.7 million were classified as available-for-sale pursuant to FASB Accounting Standards Codification (“ASC”) Topic 320, Investments – Debt and Equity Securities, relating to accounting for investments. Topic 320 requires that unrealized gains and losses in the estimated value of the available-for-sale portfolio be “marked to market” and reflected as a separate item in stockholders’ equity (net of tax) as accumulated other comprehensive gain or loss. There can be no assurance that future market performance of our investment portfolio will enable us to realize income from sales of securities. Stockholders’ equity will continue to reflect the unrealized gains and losses (net of tax) of these investments. Moreover, there can be no assurance that the market value of our investment portfolio will not decline, causing a corresponding decline in stockholders’ equity.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Assessing the need for, or the sufficiency of, a valuation allowance requires management to evaluate all available evidence, both negative and positive, including the recent trend of quarterly earnings. Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carryback and carry forward periods is available under the tax law, including the use of tax planning strategies. When negative evidence (e.g., cumulative losses in recent years, history of operating loss or tax credit carry forwards expiring unused) exists, more positive evidence than negative evidence will be necessary. At December 31, 2025, our net deferred tax assets were valued at $6.3 million.

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

In addition, changes to the banking laws over the years have facilitated interstate branching, merger and expanded activities by banks and holding companies. For example, the federal Gramm-Leach-Bliley Act revised the BHC Act and repealed the affiliation provisions of the Glass-Steagall Act of 1933, which, taken together, limited the securities and other non-banking activities of any company that controls an FDIC insured financial institution. As a result, the ability of financial institutions to branch across state lines and the ability of these institutions to engage in previously-prohibited activities are now accepted elements of competition in the banking industry. These changes may bring us into competition with more and a wider array of institutions, which may reduce our ability to attract or retain customers. Management cannot predict the extent to which we will face such additional competition or the degree to which such competition will impact our financial conditions or results of operations.

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

Since the 2008 recession that involved a large number of bank failures, banking customers across the country have become increasingly concerned about the extent to which their deposits are insured by the FDIC. This concern could cause the Bank’s customers to withdraw deposits from the Bank in an effort to ensure that the amount they have on deposit with us is fully-insured. Because the Bank relies heavily on deposits to fund loans and purchase other interest-earning assets, a decrease in deposits could have a materially adverse effect on our funding costs and net income.

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

We formed the Insurance Subsidiary as a captive insurance company in late 2016 to insure or reinsure certain risks faced by the Bank as part of our enterprise-wide, multi-year insurance strategy to better position our risk programs and provide us with increased flexibility in the management of our insurance programs as well as contribute to efficiencies relating to our insurance programs over time. As indicated by our decision to not renew our most recent policy, we may deviate from or change our insurance strategy from time to time, such as by choosing to not purchase insurance coverage through the Insurance Subsidiary for a particular year. If we do purchase insurance coverage through the Insurance Subsidiary, we may experience unanticipated events that could reduce or eliminate the benefits, both operational and financial, that we hope to realize through this entity, including, without limitation, significant insurance claims and/or changes in tax laws. In particular, we may not realize the tax benefits of owning a captive insurance company, which are discussed in Item 1 of this Annual Report under the heading “Supervision and Regulation” - “Laws Related to the Insurance Subsidiary”. Although we believe that we have structured the Insurance Subsidiary’s operations to achieve these benefits, no assurance can be given that our efforts were or will be successful.

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

In April 2018, we were notified by the IRS that our 2016 U.S. consolidated federal tax return was selected for audit. In April 2020, we were notified by the IRS that our 2017 and 2018 U.S. consolidated federal tax returns had also been selected for audit. As part of its audits, the IRS reviewed the deductions related to, and the income generated by, the Insurance Subsidiary. Following the completion of its audits, the IRS determined that it disagreed with our tax treatment of the Insurance Subsidiary in 2016, 2017 and 2018, and we have appealed such determination. Management cannot predict whether our appeal and defense of our tax positions will be successful. If our appeal is not successful, then we could be required to pay taxes, interest, and penalties totaling approximately $2.0 million as of December 31, 2025 for the tax years under audit and our taxable earnings and/or the effective tax rate on our future earnings could increase substantially, any of which could have a material adverse effect on our business, financial condition and results of operations. See Note 11 to the consolidated financial statements presented elsewhere in this report for further information about this risk.

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

Consumers may decide to not use banks to complete their financial transactions.

Technology and other changes are allowing parties to complete financial transactions through alternative methods that historically have involved banks. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds or general-purpose reloadable prepaid cards. Consumers can also complete transactions, such as paying bills and/or transferring funds directly without the assistance of banks. Although the digital asset marketplace has experienced substantial instability over the past few years, transactions utilizing digital assets, including cryptocurrencies, stablecoins and other similar assets, have increased substantially. Certain characteristics of digital asset transactions, such as the speed with which such transactions can be conducted, the ability to transact without the involvement of regulated intermediaries, the ability to engage in transactions across multiple jurisdictions, and the anonymous nature of the transactions, are appealing to certain consumers notwithstanding the various risks posed by such transactions as illustrated by the current and ongoing market volatility. Accordingly, digital asset service providers, which at present are not subject to the extensive regulation of banking organizations and other financial institutions, have become active competitors for our customers’ banking business. The process of eliminating banks as intermediaries, known as “disintermediation”, could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. Further, an initiative by the CFPB, as prompted by the current Presidential Administration, to promote “open and decentralized banking” through the proposal of a Personal Financial Data Rights rule designed to facilitate the transfer of customer information at the direction of the customer to other financial institutions could lead to greater competition for products and services among banks and nonbanks alike if a final rule is adopted. The timing of and prospects for any such action are uncertain at this time. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

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

Our ability to pay dividends or make most other distributions on the common stock could be limited by the terms of our outstanding subordinated debentures.

On September 25, 2025, Farmers and Merchants Bancshares, Inc. issued $12,500,000 million in aggregate principal amount of its 7.875% Fixed to Floating Rate Subordinated Notes due September 25, 2035 (the “Subordinated Notes”). Subject to certain exceptions set forth in the Subordinated Notes, if the Company were to fail to make any required payment of principal or interest under one of the Subordinated Notes or an Event of Default (as defined in the Subordinated Notes) were to occur, then, until such Event of Default is cured by the Company or waived by the holders of the Subordinated Notes, the Company would be prohibited from, among other things, declaring or paying any dividends or distributions on, or redeeming, purchasing, acquiring, or making a liquidation payment with respect to, any of the Company’s capital stock, including the common stock.

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

The objective of our program is to avoid or minimize the impact of external threats and efforts to disrupt and/or gain unauthorized access to our computer systems and the secure customer data information stored on these systems. Our computer environment is aligned with the National Institute of Standards and Technology Cybersecurity framework (the “NIST”), banking regulations, and other applicable security industry standards and protocols. We use industry expert vendors to provide 24/7/365 threat intelligence and network security monitoring and to provide periodic risk assessment audits, in addition to the periodic information technology audit examinations conducted by the FDIC and Maryland Commissioner. Our President and our Information Technology Security/Compliance Officer provide periodic reports, recommendations and information about industry best practices to the Board of Directors, the Board’s Audit Committee, and the Bank’s Information Technology Strategic Planning Committee.

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

IT Security/Compliance – Annual Cybersecurity Risk Assessment (Board Review/Approval)

Our Information Technology Security/Compliance Officer completes an annual cybersecurity risk assessment designed to identify, evaluate, and manage the Company’s cybersecurity risks and preparedness. This assessment is aligned with applicable regulatory guidance, including the Federal Financial Institutions Examination Council (“FFIEC”) Information Technology Examination Handbook and recognized industry standards such as the NIST. These assessments take into account our organizational characteristics and the evolving external threat landscape and evaluate, among other things, how cybersecurity threats could impact and be impacted by our technologies, connection types, delivery channels, online and mobile banking products, and other electronic banking services. The assessment also considers the effectiveness of our risk management oversight and internal controls, our dependence on third-party service providers, our vendor risk management practices, and our cybersecurity incident response and recovery capabilities. The Company’s third-party information technology network security consultant reviews the completed annual cybersecurity risk assessment, along with the results of independent information technology risk assessment and audit activities, and reports relevant findings to management and the Board of Directors as part of the Company’s ongoing cybersecurity governance and oversight process.

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

Third-Party Vendor Management

In accordance with the FDIC’s information technology compliance requirement for an annual vendor risk management program, the Bank developed a vendor management policy and performs an annual risk assessment review. This comprehensive review of mission-critical bank industry and network security vendors includes annual review of vendor compliance reports performed by accounting and audit firms, reviews of annual financial reports for vendors, and risk assessment reviews encompassing vendor performance, information technology compliance, operations, quality of service and support, contractual compliance, and business resumption contingency plans. These annual vendor management risk assessments are evaluated by the bank’s designated Information Technology Security/Compliance Officer for review and authorization by the bank’s President and senior information technology management, with final presentation, review, and approval by the Board of Directors. Complementing the Bank’s vendor risk assessment review and program, are additional risk assessment evaluations including the FDIC Risk Assessment, inclusive of network systems risk assessment, customer information systems risk assessment, and electronic banking vendor management risk assessment. Additionally, the Bank maintains a disaster recovery policy and conducts annual disaster recovery testing with respect to its mission-critical software vendor applications, as well as performs an annual business impact analysis that evaluates each mission-critical vendor in a prioritized hierarchy of hardware and software restoration relative to specified recovery time objectives and recovery time objectives in accordance with the FDIC’s information technology compliance requirements.

Incident Response Program

In accordance with the FDIC’s requirement for development of an annual information technology incident response policy, the Bank maintains an incident response and computer forensics policy. This policy is reviewed on an annual basis and updated as necessary by the Bank’s President and its Information Technology Security/Compliance Officer and then presented for review and approval by the Bank’s Board of Directors. The policy is also reviewed as part of an annual network security risk assessment audit conducted by the Bank’s information technology security consultant and by the FDIC and the Maryland Commissioner when they conduct their information technology examinations. The Bank has established incident alert levels, response and recovery timeframes, and computer forensics procedures for cybersecurity attack events, data breaches of sensitive information, systems failures and alerts, and corresponding customer and key contact notification including regulatory, vendors, local authorities, and bank directors/employees. The Bank annually contracts with a third-party industry expert vendor to provide computer forensics guidance and escalated support in the event of a cybersecurity incident when such vendor’s expertise and resources are needed.

Security Awareness and Training

The Bank maintains a program led by our Information Technology Security/Compliance Officer that is intended to comply with the FDIC’s requirement for annual network security training of all employees. This training program includes a comprehensive network security overview, including phishing and ransomware awareness training, a summary review of the Bank’s disaster recovery and pandemic plans, and an annual renewal and authorization of an employee network acceptable use policy. In addition, the Bank’s information technology management and network administrators attend periodic training programs and certifications, review regulatory compliance and industry information technology security briefs, and participate in vendor application quality assurance reviews. Finally, we provide our customers with information about cybersecurity awareness and electronic banking security practices, phishing and malware awareness, and fraudulent scams targeting customers on our dedicated website.

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

The Bank’s book value investment in land and buildings at December 31, 2025 totaled $5.9 million or 0.7% of total assets. Other than for banking purposes, the Bank does not invest in real estate. For future expansion purposes, the Bank owns two properties adjacent to its main office at 15216 and 15218 Hanover Pike, Upperco, Maryland 21155. The properties presently consist of two lots, each with a single family residence. One property is rented on a month-to-month lease. The other property has not been rented since 2011. The total rental income for both properties for 2025 was $20.9 thousand.

There are no encumbrances on any of these properties. Management believes that all of its properties are adequately insured. In 2025 and 2024, the properties owned by the Bank in Baltimore County, Maryland were subject to state and county real estate taxes at a combined rate of 1.21%, and the property owned by the Bank in Carroll County, Maryland was subject to state, county and municipal real estate taxes at combined rate of 1.69%. The Bank expensed $89.2 thousand and $79.4 thousand, respectively, in real estate taxes on these properties in 2025 and 2024.

The Bank operates under leases at the following properties:

		Current
Location	Square Feet	Annual Rent	Lease Expiration

Greenmount In-Store Branch	709	$64,185	1/31/2028
2205 Hanover Pike
Hampstead, MD 21074

Hampstead Branch	22,000	$111,346	9/30/29, with option to renew for four
735 Hanover Pike			consecutive five-year terms
Hampstead, MD 21074
(Land lease)

Corporate Offices	4,171	$51,349	6/17/30, with the option to renew for
4510 Lower Beckleysville Road			two consecutive five-year terms
Suite H
Hampstead, MD 21074

Carroll Lutheran Village Branch	1,024	$25,809	5/15/28, with option to renew for
300 St. Luke Circle			one five-year term
Westminster, MD 21158

Towson Office	3,291	$81,156	2/1/29, with option to renew for
22 West Pennsylvania Avenue			two consecutive five-year terms
1st Floor
Towson, MD 21204

Note 6 and Note 8 to the consolidated financial statements included elsewhere in this Annual Report contain additional information about the Bank’s premises and equipment.

ITEM 3.         LEGAL PROCEEDINGS

We are at times, in the ordinary course of business, subject to legal actions. Management, upon the advice of counsel, believes that losses, if any, resulting from current legal actions will not have a material adverse effect on our financial condition or results of operations.

ITEM 4.         MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price Analysis and Dividends

As of February 28, 2026, the shares of the Company’s common stock were held by approximately 457 stockholders of record. Although many trades occur through privately-negotiated transactions, the shares of the Company’s common stock are traded in the over-the-counter market by certain broker-dealers and price quotations are available through the OTC Markets Group’s OTCID Basic Market (the “Basic Market”) under the symbol “FMFG”. Price quotations reported through the Basic Market reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

The Company’s ability to declare and pay dividends is limited by applicable laws and the Subordinated Notes. Subject to such limitations, the payment of dividends is at the discretion of the Company’s board of directors, who considers such factors as operating results, financial condition, capital adequacy, regulatory requirements, and stockholder return. Maryland corporation laws prohibit the Company from paying dividends on our capital stock, including the common stock, unless, after giving effect to a proposed dividend, (i) we will be able to pay our debts as they come due in the normal course of business and (ii) our total assets will be greater than our total liabilities plus, unless our Charter permits otherwise, the amount that would be needed, if we were to be dissolved at the time of the dividend, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights on dissolution are superior to those receiving the dividend. Notwithstanding our inability to pay dividends pursuant to item (ii) above, we may nevertheless pay dividends out of (a) our net earnings for the fiscal year in which the distribution is made, (b) our net earnings for the preceding fiscal year, or (c) the sum of our net earnings for the preceding eight fiscal quarters.

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

Sales of Unregistered Securities

During the year ended December 31, 2025, Farmers and Merchants Bancshares, Inc. did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

Neither the Company nor any “affiliated purchaser” of the Company purchased any shares of the Company’s common stock during the quarter ended December 31, 2025.

ITEM 6.         [RESERVED]

Farmers and Merchant’s Bancshares, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto as of and for the years ended December 31, 2025 and 2024, which are presented elsewhere in this Annual Report.

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

The allowance for credit losses on loans represents management’s estimate of expected credit losses in the loan portfolio. Determining the amount of the allowance for credit losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on collateral dependent loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current and future economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the balance sheet. Note 1 to the consolidated financial statements describes the methodology used to determine the allowance for credit losses.

FINANCIAL CONDITION

Total assets were $872.0 million at December 31, 2025, an increase of $27.3 million, or 3.2%, over the $844.6 million recorded at December 31, 2024. The increase was due primarily to a $50.2 million increase in loans offset by a decrease of $18.0 million in cash and cash equivalents and a decrease in investments of $6.4 million.

Farmers and Merchant’s Bancshares, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Total liabilities were $807.3 million at December 31, 2025, an increase of $18.9 million, or 2.4%, over the $788.4 million recorded at December 31, 2024. The increase was due primarily to an increase of $57.7 million in FHLB, offset by a decrease of $88.5 million in brokered CDs, and an increase in other deposits of $50.0 million.

Stockholders’ equity was $64.7 million at December 31, 2025 compared to $56.3 million at December 31, 2024, an increase of $8.4 million or 14.9%. The increase was due primarily to net income for 2025 of $5.8 million and a decrease in after-tax unrealized losses on available for sale securities of $3.8 million, offset by dividends paid, net of reinvestments, of $1.3 million.

Loans

Major categories of loans at December 31, 2025 and 2024 are as follows:

	December 31,		December 31,
(Dollars in thousands)	2025		2024

Real estate:
Commercial	$432,726	68%	$398,126	68%
Construction/Land development	36,352	5%	27,357	4%
Residential	118,924	19%	111,898	19%
Commercial	49,869	8%	50,405	9%
Consumer	469	0%	176	0%
	638,340	100%	587,962	100%
Less: Allowance for credit losses	4,361		4,260
Deferred origination fees net of costs	835		709
	$633,144		$582,993

ACL to loans	0.68%		0.72%
Non accrual to loans	0.00%		0.41%
ACL to non accrual	0.00%		174.59%

The Company had no foreign loans for any of the years presented.

Loans increased by $50.2 million, or 8.6%, to $633.1 million at December 31, 2025 from $583.0 million at December 31, 2024. The increase was due primarily to an increase of $34.6 million in commercial real estate loans and an increase of $9.0 million in construction/land development loans. Additionally, residential loans increased by $7.0 million. The allowance for credit losses increased slightly to $4.4 million as of December 31, 2025 compared to $4.3 million as of December 31, 2024.

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

Farmers and Merchant’s Bancshares, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The maturities and interest rate sensitivity of the loan portfolio at December 31, 2025 were as follows:

		Maturing after	Maturing after
	Maturing within	one but within	five but within	Maturing after
(Dollars in thousands)	one year	five years	fifteen years	fifteen years	Total

Real Estate:
Commercial	$63,846	$217,104	$91,939	$59,837	$432,726
Construction/Land Development	9,922	16,460	3,854	6,116	36,352
Residential	22,122	37,112.00	19,118	40,572	118,924
Commercial	26,730	10,678	12,461	-	49,869
Consumer	351	116	2	-	469
	$122,971	$281,472	$127,375	$106,522	$638,340
Rate terms:
Fixed interest rate loans	$81,835	$251,402	$20,667	$7,108	$361,012
Adjustable interest rate loans	41,136	30,070	106,708	99,414	277,328
	$122,971	$281,472	$127,375	$106,522	$638,340

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

Year-end non-accrual loans, segregated by class of loans, were as follows:

(Dollars in thousands)	2025	2024

Non-accrual loans
Commercial real estate	$-	$2,440
Residential real estate	-	-
Commercial	-	-
Total non-accrual loans	$-	$2,440

At December 31, 2025, the Company had no non-accrual loans.

At December 31, 2024, the Company had three non-accrual commercial real estate loans totaling $2.4 million. Gross interest income of $25.0 thousand would have been recorded in 2024 if these non-accrual loans had been current and performing in accordance with the original terms. The Company allocated $360.0 thousand of its allowance for credit losses to these three non-accrual loans.

At December 31, 2025 and 2024, the Company had no loans that were delinquent 90 days or greater other than the non-accrual loans listed above.

Farmers and Merchant’s Bancshares, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of December 31, 2025 and December 31, 2024:

(Dollars in thousands)	2025	2024
Real estate:
Commercial	$-	$2,440
Construction and land development	-	-
Residential	-	270
Commercial	-	-
Consumer	-	-
	$-	$2,710

As part of our portfolio risk management, the Company assigns a risk grade to each loan. The factors used to determine the grade are the payment history of the loan and the borrower, the value of the collateral and net worth of any guarantor, and cash flow projections of the borrower. Special mention, Substandard, and Doubtful grades are assigned to loans with a higher frequency of delinquent payments and/or the collateral and/or cash flow are insufficient to support the loan and such loans are included on the Company’s watch list. The Special mention grade is intended to be a temporary grade. During 2025 two of our large borrowers experienced short term financial stress. Accordingly, we placed these relationships on special mention status and continue to monitor them closely.

Year-end loans graded special mention, substandard and doubtful are set forth in the following table:

(Dollars in thousands)	2025	2024

Special mention	$33,120	$-
Substandard	6,640	10,791
Doubtful	-	-
Total	$39,760	$10,791

The allowance for credit losses is a reserve established through a provision for credit losses and is charged to expense. The allowance for credit losses represents an amount which, in management’s judgment, will be adequate to absorb expected losses on existing loans and other of credit that may become uncollectible. The Company’s allowance for credit loss methodology is calculated in accordance with FASB Topic 326 - Financial Instruments – Credit Losses. The amount of the allowance represents management’s best estimate of current expected credit losses on loans considering available information, from internal and external sources, relevant to assessing collectability over the loans’ contractual terms, adjusted for expected prepayments when appropriate.

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

The following tables detail the distribution of the allowance and the activity in the allowance for credit losses by portfolio segment as of and for the years ended December 31, 2025 and 2024. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

						Allowance for credit losses ending		Outstanding loan balances
(Dollars in thousands)		Provision for				by evaluation method		evaluated:
As of and for the year ended	Beginning	(recovery of)	Charge		Ending
December 31, 2025	balance	credit losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$2,481	$550	$(647)	$-	$2,384	$-	$2,384	$-	$432,726
Construction and land development	478	42	-	-	520	-	520	-	36,352
Residential	751	(130)	-	23	644	-	644	-	118,924
Commercial	513	249	-	-	762	-	762	-	49,869
Consumer	4	(3)	-	-	1	-	1	-	469
Unallocated	33	17	-	-	50	-	50	-	-
	$4,260	$725	$(647)	$23	$4,361	$-	$4,361	$-	$638,340

						Allowance for credit losses ending		Outstanding loan balances
		Provision for				balance evaluated for impairment:		evaluated:
(Dollars in thousands)	Beginning	(recovery of)	Charge		Ending
December 31, 2024	balance	credit losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$2,448	$33	$-	$-	$2,481	$360	$2,122	$2,440	$395,686
Construction and land development	253	225	-	-	478	-	478	-	27,357
Residential	1,013	(281)	(5)	24	751	-	751	270	111,628
Commercial	494	171	(152)	-	513	-	512	-	50,405
Consumer	2	7	(5)	-	4	-	4	-	176
Unallocated	74	(41)	-	-	33	-	33	-	-
	$4,284	$114	$(162)	$24	$4,260	$360	$3,900	$2,710	$585,252

Farmers and Merchant’s Bancshares, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	2025	2024

Allowance for credit losses to total loans outstanding	0.68%	0.72%

Ratio of net charge-offs to average loans outstanding during the period	0.10%	0.03%

Nonaccrual loans to total loans outstanding at period end	0.00%	0.41%

Net charge offs/(recoveries) during the period to average loans outstanding:

	2025	2024

Real estate:
Commercial	0.10%	0.00%
Construction and land development	0.00%	0.00%
Residential	0.00%	0.00%
Commercial	0.00%	0.03%
Consumer	0.00%	0.00%

The Company recorded net loan charge offs of $624 thousand during 2025 and $138 thousand in 2024. The impact on the income statement was a $725 thousand provision for credit losses in 2025 compared to a $114 thousand provision for credit losses in 2024. While the Bank’s historical loss rates have been very low, the increase in the provision was necessary to restore the allowance to a level consistent with the Bank’s methodology. This was accomplished by evaluating and adjusting, as necessary, certain qualitative and environmental factors.

Management believes that the $4.4 million reserve at December 31, 2025 is appropriate to adequately cover the expected losses in the loan portfolio. The Company’s loan portfolio grew by $50.2 million during 2025. The allowance for credit losses as a percentage of gross loans was 0.68% and 0.72% as of December 31, 2025 and 2024, respectively.

Other Real Estate Owned

Other real estate owned (“OREO”) at December 31, 2025 included two properties with a carrying value of $1.7 million. One property is a strip center in Westminster, MD and the other is a vacant lot in Orrtanna, PA. The properties are being marketed for sale. At December 31, 2024, OREO included an apartment building located in Baltimore City, MD with a carrying value of $1.2 million, which was sold in 2025.

($000s)	2025	2024

Other Real Estate Owned	$1,673	$1,176

Farmers and Merchant’s Bancshares, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Investment Securities

Investments in debt securities decreased by $6.4 million, or 4.4%, to $139.8 million at December 31, 2025 from $146.2 million at December 31, 2024. The decrease was due primarily to maturities and repayments of mortgage-backed securities. At December 31, 2025 and 2024, the Company had classified 85% and 86%, respectively, of the investment portfolio as available for sale. The remaining balance of the portfolio was classified as held to maturity. Securities classified as available for sale are held for an indefinite period of time and may be sold in response to changing market and interest rate conditions as part of the Company’s asset/liability management strategy. Available for sale securities are carried at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity, net of income taxes. Securities classified as held to maturity, which management has both the positive intent and ability to hold to maturity, are reported at amortized cost. The Company does not currently follow a strategy of making security purchases with a view to near-term sales, and, therefore, does not own trading securities. The Company manages the investment portfolio within policies that seek to achieve desired levels of liquidity, manage interest rate sensitivity, meet earnings objectives, and provide required collateral for deposit and borrowing activities.

The following table sets forth the carrying value of investment securities at December 31:

(Dollars in thousands)	2025	2024
Available for sale
State and municipal	$202	$487
SBA pools	512	629
Corporate bonds	6,464	7,185
Mortgage-backed securities	111,552	117,412
	$118,730	$125,713

Held to maturity
State and municipal	$21,055	$20,499

The following table sets forth the scheduled maturities of investment securities at December 31, 2025:

	Available for Sale			Held to Maturity
(Dollars in thousands)	Amortized	Fair		Amortized	Fair
December 31, 2025	cost	value	Yield	cost	value	Yield

Within one year	$-	$-	0.00%	$-	$-	0.00%
Over one to five years	749	706	2.45%	1,587	1,587	2.91%
Over five to ten years	6,500	5,961	3.72%	10,952	10,741	3.27%
Over ten years	-	-	-	8,516	7,926	3.26%
	7,249	6,667	3.59%	21,055	20,254	3.24%
Mortgage-backed securities and SBA pools, due in monthly installments	128,820	112,063	2.61%	-	-	-
	$136,069	$118,730	2.66%	$21,055	$20,254	3.24%

Farmers and Merchant’s Bancshares, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Deposits

Total deposits were $720.5 million at December 31, 2025 compared to $758.8 million at December 31, 2024, a decrease of $38.3 million, or 5.1%. The decrease was due to an $88.5 million reduction in brokered CDs, and an $11.1 million decrease in savings accounts, offset by a $19.9 million increase in money market accounts, a $14.7 million increase in reciprocal deposits, a $12.5 million increase in checking accounts, a $10.3 million increase in noninterest-bearing accounts, and a $3.8 million increase in CDs and individual retirement accounts.

The following table shows the average balances and average costs of deposits for the years ended December 31:

	2025		2024
(Dollars in thousands)	Average Balance	Cost	Average Balance	Cost

Noninterest bearing demand deposits	$112,580	0.00%	$110,123	0.00%
Interest bearing demand deposits	120,985	0.99%	123,279	0.79%
Savings and money market deposits	147,933	0.82%	149,356	0.70%
Certificates of deposit	359,294	3.91%	289,735	4.32%
	$740,792	2.22%	$672,493	2.16%

As of December 31, 2025, certificates of deposit greater than $250,000 mature as follows:

(Dollars in thousands)
Period	Balance
3 months or less	$30,236
Over 3 months to 6 months	20,431
Over 6 months to 12 months	7,278
Over 12 months	2,006

Total	$59,951

Deposits in excess of $250 thousand were $199.8 million as of December 31, 2025. The bank offers programs to its depositors which provide insurance above the FDIC’s $250 thousand threshold.

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

At December 31, the Company’s off-balance sheet financial instruments were as follows:

Unused lines of credit
Home-equity lines	$15,491	$17,505
Commercial lines	64,568	49,249
	$80,059	$66,754

Letters of credit	$2,234	$1,836

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

On September 30, 2020, Farmers and Merchants Bancshares, Inc. borrowed $17.0 million from First Horizon Bank to be used, on October 1, 2020, to fund a portion of the merger consideration paid in the Merger (the “Merger Loan”). Net of issuance costs of $28.1 thousand, the Company received $16.9 million in loan proceeds. The loan matured on September 30, 2025. The interest rate on the loan was fixed at 4.10%. The Company made quarterly interest-only payments through October 1, 2021. During the remaining term of the loan, the Company paid quarterly interest and principal payments of approximately $646.5 thousand, which was based on a nine-year straight-line amortization schedule. The remaining balance of approximately $9.9 million was repaid at maturity using the proceeds of the September 2025 sale of the Subordinated Notes.

On September 25, 2025, Farmers and Merchants Bancshares, Inc. issued and sold $12.5 million in aggregate principal amount of its Subordinated Notes. The Subordinated Notes were issued by the Company at a price equal to 100% of their face amounts. The Subordinated Notes have stated maturity dates of September 25, 2035 (the “Maturity Date”).

Farmers and Merchant’s Bancshares, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

From and including the original issue date of the Subordinated Notes the (“Issue Date”) to but excluding September 26, 2030 or the date of earlier redemption, the Company will pay interest on the Subordinated Notes semi-annually in arrears on March 26th and September 26th of each year at a fixed interest rate of 7.875% per annum, computed on the basis of a 360-day year consisting of twelve 30-day months, beginning on March 26, 2026. From and including September 26, 2030, to, but excluding, the Maturity Date or the date of earlier redemption (the “Floating Rate Period”), the Company will pay interest on the Subordinated Notes at a floating interest rate at the Three-Month Term SOFR (as defined in the Subordinated Notes), reset quarterly, plus 458 basis points, computed on the basis of a 360-day year and the actual number of days elapsed. During the Floating Rate Period, the Company will pay interest on the Subordinated Notes quarterly in arrears on March 26th, June 26th, September 26th, and December 26th of each year, beginning on December 26, 2030. Notwithstanding the foregoing, if the Three-Month Term SOFR rate is less than zero, then the Three-Month Term SOFR rate shall be deemed to be zero.

The Subordinated Notes are not subject to any sinking fund and are not convertible into or exchangeable for any other securities or assets of the Company or any of its subsidiaries. The Subordinated Notes are not subject to redemption at the option of the holder. Prior to September 26, 2030, the Company may redeem the Notes, in whole or in part, only under the certain limited circumstances set forth in the Subordinated Notes. On or after September 26, 2030, the Company may redeem the Subordinated Notes, in whole or in part, at its option, on any Interest Payment Date (as defined in the Subordinated Notes). Any redemption by the Company would be at a redemption price equal to 100% of the principal amount of the Subordinated Notes being redeemed, together with any accrued and unpaid interest on the Subordinated Notes being redeemed to but excluding the date of redemption. Any redemption of the Subordinated Notes will be subject to the receipt of any and all required federal and state regulatory approvals, including the approval of the Federal Reserve to the extent then required under applicable laws or regulations.

The payment of principal and interest on the Subordinated Notes is subject to acceleration only in limited circumstances in the case of certain bankruptcy and insolvency-related events with respect to the Company. The Subordinated Notes are general unsecured, subordinated obligations of the Company and rank junior to all of its existing and future Senior Indebtedness (as defined in the Subordinated Notes). The Subordinated Notes are obligations of only the Company and are not obligations of, and are not guaranteed by, any of its subsidiaries, including the Bank. Further, the Subordinated Notes are intended to qualify as Tier 2 capital of the Company for regulatory capital purposes.

Farmers and Merchant’s Bancshares, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Specific information about the Company’s borrowings and contractual obligations is set forth in the following table:

		At December 31,
(Dollars in thousands)		2025	2024
Amount oustanding at year end:
Securities sold under repurchase agreements		$4,317	$5,564
Federal Home Loan Bank advances mature in	2025	$-	$5,000
	2026	$50,200	$-
	2027	$12,500	$-
Subordinated Debt (net of issuance costs) matures in	2035	$12,036	$-
Long Term Debt (net of issuance costs) matures in	2025	$-	$11,329

Weighted average rate paid at December 31:
Securities sold under repurchase agreements		1.25%	1.25%
Federal Home Loan Bank advances		3.82%	1.00%
Subordinated Debt		7.88%	N/A
Long-term debt		N/A	4.10%

The terms of the Company’s operating leases, including the future minimum payments under those leases, are disclosed in Note 8 to the consolidated financial statements.

RESULTS OF OPERATIONS

Overview

The Company reported net income of $5.8 million for the year ended December 31, 2025 compared to $4.3 million for the year ended December 31, 2024. The increase of $1.5 million from 2024 was due to an increase in net interest income of $3.6 million and an increase on non-interest income of $224 thousand. This was offset by an increase in the provision for credit losses of $548 thousand, an increase in noninterest expense of $1.4 million, and a $376 thousand increase in income taxes.

Net Interest Income

The primary source of income for the Company is net interest income, which is the difference between interest income on interest-earning assets, such as investment securities and loans, and interest expense incurred on interest-bearing sources of funds, such as deposits and borrowings.

For the year ended December 31, 2025, the Company recorded net interest income of $24.4 million compared to $20.8 million for 2024, an increase of $3.6 million. The increase was attributable to a 30 basis point increase in the yield on earning assets from 4.92% to 5.22% and a 6 basis point decrease in the cost of interest bearing liabilities to 2.70% in 2025 from 2.76% in 2024.

Total interest income for the year ended December 31, 2025 increased by $4.0 million to $42.4 million from $38.4 million for 2024. The increase was due primarily to an increase in average interest earning assets of $31.1 million to $815.7 million in 2025 from $784.6 million in 2024.

Interest income from loans was $36.1 million in 2025 compared to $30.3 million in 2024, an increase of $5.8 million. This increase was attributable to a $59.4 million increase in the average balance of loans to $617.2 million in 2025 from $557.9 million 2024 and a 40 basis point increase in the average yield on loans to 5.84% in 2025 from 5.44% in 2024.

Farmers and Merchant’s Bancshares, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the year ended December 31, 2025, the Company recorded interest income on securities of $4.8 million compared to $6.8 million for the same period in 2024. The $2.0 million decrease in 2025 was attributable to a $37.0 million decrease in the average balance of securities to $164.3 million in 2025 from $201.3 million in 2024 and a 48 basis point decrease in the average yield on securities to 2.98% in 2025 from 3.46% in 2024.

Interest income on federal funds sold and other interest-earning assets (FHLB stock and certificates of deposit) increased by $300 thousand to $1.5 million in 2025 compared to $1.2 million in 2024. The increase was due to an $8.6 million increase in the average balance of federal funds sold and other interest-earning assets to $34.1 million in 2025 from $25.5 million in 2024, offset by a 39 basis point decrease in the average yield to 4.66% in 2025 from 5.05% in 2024.

Total interest expense increased by $438 thousand to $18.0 million in 2025 compared to $17.5 million in 2024. The increase was due to a $31.6 million increase in the average balance of interest-bearing liabilities to $666.2 million in 2025 from $634.6 million in 2024 offset by a 6 basis point decrease in the cost of interest-bearing liabilities to 2.70% in 2025 from 2.76% in 2024.

Interest paid on NOW, savings, and money market deposit accounts increased by $397 thousand to $2.4 million in 2025 compared to $2.0 million in 2024. The increase was due to a 16 basis point increase in the cost of funds to 0.90% in 2025 from 0.74% in 2024, offset by a $3.7 million decrease in the average balance of these deposits to $268.9 million in 2025 from $272.6 million in 2024.

Interest paid on time deposits increased by $1.5 million to $14.0 million in 2025 compared to $12.5 million in 2024. The increase was due to an increase of $69.6 million in the average balance to $359.3 million in 2025 from $289.7 million in 2024, offset by a decrease of 41 basis points in the average rate paid to 3.91% in 2025 from 4.32% in 2024.

Interest paid on securities sold under repurchase agreements decreased by $6 thousand to $59 thousand in 2025 compared to $65 thousand in 2024. The decrease was attributable to a $500 thousand decrease in the average balance of securities sold under repurchase agreements to $4.7 million in 2025 from $5.2 million in 2024.

Interest paid on long-term debt was $599 thousand in 2025 compared to $508 thousand in 2024. This debt relates to the $17 million Merger Loan, which was repaid on September 30, 2025, and the Subordinated Notes issued in September 2025. The average balance, net of issuance costs, decreased $1.1 million to $11.0 million in 2025 from $12.1 million in 2024 due to scheduled principal payments.

The FRB’s Bank Term Funding Program (“BTFP”) was initiated in March 2023. The Company utilized the BTFP with an average balance of $0 and $48.7 million during 2025 and 2024, respectively and a cost of 0% and 4.75% in 2025 and 2024, respectively. We recorded an associated interest expense of $0 and $2.3 million in 2025 and 2024, respectively. The balance was fully repaid late in 2024.

Interest paid on FHLB advances increased by $724 thousand to $847 thousand in 2025 from $123 thousand in 2024. The change was attributable to a $16.0 million increase in the average balance of FHLB advances to $22.3 million in 2025 from $6.3 million in 2024 and an increase in the average rate paid to 3.80% in 2025 from 1.96% in 2024.

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

(Dollars in thousands)	2025			2024
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
Assets:
Loans	$617,249	$36,062	5.84%	$557,862	$30,338	5.44%
Securities, taxable	145,331	4,174	2.87%	183,194	6,268	3.42%
Securities, tax exempt	18,969	730	3.85%	18,082	694	3.84%
Securities combined	164,300	4,904	2.98%	201,276	6,962	3.46%
Federal funds sold and other interest bearing deposits	34,139	1,592	4.66%	25,468	1,286	5.05%
Total interest-earning assets	815,688	42,558	5.22%	784,606	38,586	4.92%
Noninterest-earning assets	30,502			25,437
Total assets	$846,190			$810,043

Liabilities and Stockholders’ Equity:
NOW, savings, and money market	$268,918	$2,411	0.90%	272,635	2,014	0.74%
Certificates of deposit	359,294	14,049	3.91%	289,735	12,504	4.32%
Securities sold under repurchase agreements	4,691	59	1.25%	5,195	65	1.25%
Term Debt	11,041	599	5.43%	12,125	508	4.19%
FRB advances and other borrowings	-	-	0.00%	48,694	2,313	4.75%
FHLB advances	22,305	847	3.80%	6,273	123	1.96%
Total interest-bearing liabilities	666,249	$17,965	2.70%	634,657	$17,527	2.76%

Noninterest-bearing deposits	112,580			110,123
Noninterest-bearing liabilities	7,107			10,653
Total liabilities	785,936			755,433
Stockholders' equity	60,254			54,610
Total liabilities and stockholders' equity	$846,190			$810,043

Net interest income		$24,593			$21,059

Interest rate spread			2.52%			2.16%

Net yield on interest-earning assets			3.02%			2.68%

Ratio of average interest-earning assets to Average interest-bearing liabilities			122.43%			123.63%

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

RATE/VOLUME ANALYSIS

	Year ended December 31, 2025 compared to 2024
(Dollars in thousand)	Change due to variance in
	Volume	Rate	Total
Interest income:
Loans	$3,371	$2,352	$5,723
Securities, taxable	(1,178)	(916)	(2,094)
Securities, tax exempt	34	2	36
Federal funds sold and other interest-earning assets	411	(104)	307
Total interest-earning assets	2,638	1,334	3,972
Interest expense:
NOW, savings, and money market	(28)	425	397
Certificates of deposit	2,799	(1,254)	1,545
Securities sold under repurchase agreements	(6)	-	(6)
Long-term debt	(48)	140	92
FRB advances and other borrowings	(1,157)	(1,157)	(2,314)
FHLB advances	530	194	724
Total interest-bearing liabilities	2,090	(1,652)	438

Change in net interest income	$548	$2,986	$3,534

Farmers and Merchant’s Bancshares, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest Income

Noninterest income was $2.0 million in 2025 compared to $1.8 million in 2024, an increase of $200 thousand. The increase was due primarily to an increase of $89 thousand on the gain on SBA loans, a $94 thousand increase in the gain on the settlement of a fair value hedge, an increase of $49 thousand in mortgage banking income, and an increase in bank owned life insurance income of $30 thousand. This was offset by a decrease in insurance proceeds of $89 thousand, a decrease in service charges on deposit accounts of $117 thousand, and decreases in other fees and commissions.

Noninterest Expense

Total noninterest expense increased by $1.4 million to $18.3 million in 2025 from $16.9 million in 2024. The increase was due primarily to an increase in salaries and benefits of $677 thousand due to additional staff being added during the year, an increase in occupancy costs of $99 thousand as a result of increased rent and repairs costs, and an increase on furniture and equipment costs of $300 thousand due primarily to higher software maintenance costs. Professional fees decreased by $127 thousand due to the lower use of consultants. FDIC insurance premiums increased $187 thousand due to higher assessment rates. Losses on OREO increased by $101 thousand.

Other noninterest expenses include the following:

(Dollars in thousands)	2025	2024

Directors fees	$264	$294
Correspondent bank services	239	242
Telephone	287	283
Internet banking fees	241	218
Stationery, printing and supplies	127	141
Liability insurance	119	120
Insurance claims	(77)	(57)
Other	925	782
	$2,125	$2,023

Income Taxes

Income taxes increased by $376 thousand to $1.6 million in 2025 from $1.2 million in 2024.

The Company’s effective tax rate decreased to 21.8% in 2025, from 22.4% in 2024. The decrease was due to a higher percentage of tax exempt revenue and the reduction of a deferred tax liability. Note 11 to the consolidated financial statements provides additional information about the Company’s taxes, including a reconciliation of the Company’s effective tax rate to the Federal statutory rate of 21%.

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

Based upon the most recent data available to the Company (as of December 31, 2025), the simulation analysis produced the following estimated changes in NII, assuming the indicated rate changes:

(Dollars in thousands)
Change in Rate	2025

400 basis point increase	$(3,014)
300 basis point increase	(1,918)
200 basis point increase	(1,116)
100 basis point increase	(485)
100 basis point decrease	1,359
200 basis point decrease	1,912
300 basis point decrease	2,185
400 basis point decrease	2,284

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

The Bank is approved to borrow 75% of eligible pledged single-family residential loans and 50% of eligible pledged commercial loans as well as investment securities, or approximately $86.3 million under a secured line of credit with the FHLB. The Bank also has a facility with the Federal Reserve Bank of Richmond (the “FRB”). Under the facility, which has been in place for over 10 years and is collateralized by loans, the Bank can borrow approximately $32.5 million. Finally, the Bank has $23.5 million ($14.5 million unsecured and $9.0 million secured) of overnight federal funds lines of credit available from commercial banks.

FHLB advances of $62.7 million and $5.0 million were outstanding as of December 31, 2025 and 2024, respectively. In 2020 the Company borrowed $17.0 million to facilitate the Merger in 2020 which was repaid in September 2025. On September 25, 2025, the Company issued $12.5 million in Subordinated Notes. There were no borrowings from the FRB or from our commercial bank lenders at December 31, 2025 and 2024. Management believes that we have adequate liquidity sources to meet all anticipated liquidity needs over the next 12 months. Management knows of no trend or event which is likely to have a material impact on our ability to maintain liquidity at satisfactory levels. Deposits in excess of $250 thousand were $199.8 million as of December 31, 2025. The bank offers programs to its depositors which provide insurance above the FDIC’s $250 thousand threshold.

Cash provided by operating activities increased by $3.7 million to $6.1 million in 2025 from $2.3 million in 2024. Cash used in investing activities increased by $18.8 million to $41.5 million in 2025 from $22.7 in 2024 due primarily to a $4.8 million decrease in the net cash inflow from the debt securities portfolio, a decrease of $23.9 million in cash provided by the sale of a security, and an increase in the purchases of FHLB stock of $2.7 million offset by a $7.4 million decrease in the net cash outflow from the loan portfolio and an increase in the proceeds from the sale of OREO property of $906 thousand. Cash provided by financing activities decreased by $22.9 million to $17.5 million in 2025 from $40.4 million in 2024 due primarily to a $33.0 million decrease in cashflow from FRB advances and a decrease in interest bearing deposits of $48.2 million, of which $40.9 million were brokered CDs. These were offset by a $57.7 million increase in the net cash inflow from FHLB advances, $12.0 million in net cash flow from the issuance of Subordinated Notes, and an increase in cash flow from non-interest bearing deposits of $9.9 million.

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

CAPITAL RESOURCES AND ADEQUACY

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional, discretionary actions by the regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. These requirements are discussed in Item 1 of Part I of this Annual Report under the heading, “Supervision and Regulation – Capital Requirements”.

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

On April 6, 2020, in a joint statement, the FDIC, Federal Reserve and the Office of Comptroller of the Currency, issued two interim final rules regarding temporary changes to the CBLR framework to implement provisions of the CARES Act. Under the interim final rules, the community bank leverage ratio was reduced to 8% beginning in the second quarter and for the remainder of calendar year 2020, 8.5% for calendar year 2021, and 9% thereafter. In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations and will not be required to report or calculate risk-based capital. The Company has not opted-in to the CBLR framework.

Additional information regarding the capital requirements that apply to us can be found in Note 12 of the consolidated financial statements and notes thereto included in the Annual Report.

Farmers and Merchant’s Bancshares, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents actual and required capital ratios as of December 31, 2025 and 2024, for the Bank under the applicable capital regulations. The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2025 and 2024. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations.

			Minimum		To Be Well
(Dollars in thousands)	Actual		Capital Adequacy (1)		Capitalized
December 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$86,141	12.32%	$73,433	10.50%	$69,936	10.00%
Tier 1 capital (to risk-weighted assets)	81,508	11.65%	59,446	8.50%	55,949	8.00%
Common equity tier 1 (to risk- weighted assets)	81,508	11.65%	48,955	7.00%	45,459	6.50%
Tier 1 leverage (to average assets)	81,508	9.38%	34,774	4.00%	43,468	5.00%

December 31, 2024

Total capital (to risk-weighted assets)	$81,161	12.37%	$68,910	10.50%	$65,628	10.00%
Tier 1 capital (to risk-weighted assets)	76,601	11.67%	55,784	8.50%	52,503	8.00%
Common equity tier 1 (to risk- weighted assets)	76,601	11.67%	45,940	7.00%	42,658	6.50%
Tier 1 leverage (to average assets)	76,601	9.12%	33,580	4.00%	41,974	5.00%

(1)	Note: The above table includes the capital conservation buffer, where applicable.

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

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Farmers and Merchants Bancshares, Inc.

Hampstead, Maryland

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Farmers and Merchants Bancshares, Inc. and its Subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Credit Losses – Loans Collectively Evaluated for Losses

As described in Note 1 – Summary of Significant Accounting Policies and Note 5 – Loans and Allowance for Credit Losses to the consolidated financial statements, the allowance for credit losses on loans (ACLL) is a valuation allowance that represents management’s best estimate of expected credit losses on loans measured at amortized cost considering available information, from internal and external sources, relevant to assessing collectability over the loans’ contractual terms. Loans which share common risk characteristics are pooled and collectively evaluated by the Company using historical data, as well as assessments of current conditions and reasonable and supportable forecasts of future conditions. The Company’s ACLL related to collectively evaluated loans made up the entirety of the total recorded ACLL of $4.4 million as of December 31, 2025. The collectively evaluated ACLL consists of quantitative and qualitative components.

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

o	Evaluating the methodology and testing the reasonableness of incorporating reasonable and supportable forecasts in the collectively evaluated ACLL estimate.
o	Evaluating the completeness and accuracy of data inputs used as a basis for the qualitative factors.
o	Evaluating the qualitative factors for directional consistency in comparison to prior periods and for reasonableness in comparison to underlying supporting data.
o	Testing the mathematical accuracy of the ACLL for collectively evaluated loans including both the quantitative and qualitative components of the calculation.
o	Performed an analysis of the overall allowance for credit loss ratio compared to a relevant peer group.

/s/ YOUNT, HYDE & BARBOUR, P.C.

We have served as the Company's auditor since 2021.

Richmond, Virginia

March 26, 2026

Farmers and Merchants Bancshares, Inc.

Consolidated Balance Sheets

(Amounts in thousands except share data)

	December 31,	December 31,
	2025	2024

Assets

Cash and due from banks	$46,113	$63,962
Federal funds sold and other interest-bearing deposits	566	697
Cash and cash equivalents	46,679	64,659
Certificates of deposit in other banks	100	100
Securities available for sale, at fair value	118,730	125,713
Securities held to maturity, at amortized cost less allowance for credit losses of $79 and $60	21,055	20,499
Equity security, at fair value	550	518
Restricted stock, at cost	3,693	921
Mortgage loans held for sale	714	157
Loans, less allowance for credit losses of $4,361 and $4,260	633,144	582,993
Premises and equipment, net	7,141	7,349
Accrued interest receivable	2,535	2,439
Deferred income taxes, net	6,277	7,606
Other real estate owned, net	1,673	1,176
Bank owned life insurance	15,353	15,324
Goodwill and other intangibles, net	7,018	7,026
Other assets	7,296	8,163
Total Assets	$871,958	$844,643

Liabilities and Stockholders' Equity

Deposits
Noninterest-bearing	$117,098	$107,197
Interest-bearing	603,361	651,609
Total deposits	720,459	758,806
Securities sold under repurchase agreements	4,317	5,564
Federal Home Loan Bank of Atlanta advances	62,700	5,000
Long-term debt, net of unamortized issuance costs	12,036	11,329
Accrued interest payable	1,278	1,003
Other liabilities	6,508	6,669
Total liabilities	807,298	788,371

Stockholders' equity
Common stock, par value $.01 per share, authorized 5,000,000 shares; issued and outstanding 3,229,795 shares in 2025 and 3,166,653 shares in 2024	32	32
Additional paid-in capital	32,148	31,136
Retained earnings	45,210	41,613
Accumulated other comprehensive loss	(12,730)	(16,509)
Total Stockholders' equity	64,660	56,272
Total liabilities and stockholders' equity	$871,958	$844,643

The accompanying notes are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc.

Consolidated Statements of Income

(Amounts in thousands except per share data)

Years Ended December 31,	2025	2024

Interest income
Loans, including fees	$36,062	$30,338
Investment securities - taxable	4,169	6,263
Investment securities - tax exempt	623	559
Federal funds sold and other interest earning assets	1,501	1,203
Total interest income	42,355	38,363

Interest expense
Deposits	16,460	14,519
Securities sold under repurchase agreements	59	65
Federal Home Loan Bank advances	847	123
Federal Reserve Bank advances	-	2,313
Long-term debt	599	507
Total interest expense	17,965	17,527
Net interest income	24,390	20,836

Provision for credit losses	698	150

Net interest income after provision for credit losses	23,692	20,686

Noninterest income
Service charges on deposit accounts	693	810
Mortgage banking income	157	108
Bank owned life insurance income	424	394
Fair value adjustment of equity security	16	(4)
Loss on sale of debt securities	-	(13)
Gain on settlement of fair value hedge	94	-
Loss on sale of premises and equipment	-	(5)
Gain on sale of SBA loans	89	-
Gain on insurance proceeds, net	53	142
Other fees and commissions	450	320
Total noninterest income	1,976	1,752

Noninterest expense
Salaries	8,718	7,854
Employee benefits	2,000	2,187
Occupancy	1,169	1,070
Furniture and equipment	1,611	1,293
Professional services	738	865
Automated teller machine and debit card expenses	660	648
Federal Deposit Insurance Corporation premiums	578	391
Postage, delivery, and armored carrier	270	294
Advertising	249	228
Other real estate owned expense, net	177	76
Other	2,125	2,023
Total noninterest expense	18,295	16,929

Income before income taxes	7,373	5,509
Income taxes	1,607	1,231
Net income	$5,766	$4,278

Earnings per common share - basic	$1.81	$1.37
Earnings per common share - diluted	$1.81	$1.37

The accompanying notes are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc.

Consolidated Statements of Comprehensive Income

(Amounts in thousands)

Years Ended December 31,	2025	2024

Net income	$5,766	$4,278

Other comprehensive income, net of income taxes:

Total unrealized gain on investment securities available for sale	5,211	1,611

Reclassification adjustment for realized loss	-	13

Income tax expense	(1,432)	(449)

Total other comprehensive income	3,779	1,175

Total comprehensive income	$9,545	$5,453

The accompanying notes are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(Amounts in thousands except share and per share data)

			Additional		Accumulated other	Total
	Common stock		paid-in	Retained	comprehensive	stockholders'
	Shares	Par value	capital	earnings	loss	equity

Balance, December 31, 2023	3,116,966	$31	$30,398	$39,433	$(17,684)	$52,178
Net income	-	-	-	4,278	-	4,278
Other comprehensive income	-	-	-	-	1,175	1,175
Stock-based compensation	-	-	18	-	-	18
Vested restricted stock units	1,000	-	-	-	-	-
Cash dividends, $0.67 per share	-	-	-	(2,098)	-	(2,098)
Dividends reinvested	48,687	1	720	-	-	721
Balance, December 31, 2024	3,166,653	$32	$31,136	$41,613	$(16,509)	$56,272

Balance, December 31, 2024	3,166,653	32	31,136	41,613	(16,509)	56,272

Net income	-	-	-	5,766	-	5,766
Other comprehensive income	-	-	-	-	3,779	3,779
Stock-based compensation	8,694	-	172	-	-	172
Vested restricted stock units	1,000	-	-	-	-	-
Cash dividends, $0.68 per share	-	-	-	(2,169)	-	(2,169)
Dividends reinvested	53,448	-	840	-	-	840
Balance, December 31, 2025	3,229,795	$32	$32,148	$45,210	$(12,730)	$64,660

The accompanying notes are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc.

Statement of Cash Flows

(Amounts in thousands)

Years Ended December 31,	2025	2024

Reconciliation of net income to net cash provided by operating activities
Net income	$5,766	$4,278
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	750	636
Provision for credit losses	698	150
Amortization (accretion) of right of use asset	(9)	5
Unrealized (gain) loss on equity security	(16)	4
Write down of other real estate owned	270	50
Non-cash compensation	-	10
Loss on disposal of premises and equipment	-	5
Gain of sale of SBA loans	(89)	-
Gain on insurance proceeds	(53)	(142)
(Gain) on fair value hedge	-	(260)
Gain on settlement of fair value hedge	(94)	-
Deferred tax expense (benefit)	(89)	257
Loss on sale of securities	-	(13)
Stock based compensation	172	18
Amortization of debt issuance costs	16	6
Amortization of premiums and (accretion of discounts), net	(441)	(992)
Increase in bank owned life insurance cash surrender value	(424)	(394)
Increase (decrease) in
Deferred loan fees and costs, net	79	136
Accrued interest payable	275	(480)
Other liabilities	(49)	872
Decrease (increase) in
Mortgage loans held for sale	(557)	(157)
Accrued interest receivable	(96)	(258)
Other assets	(59)	(1,424)
Net cash provided by operating activities	6,050	2,307

The accompanying notes are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc.

Statement of Cash Flows

(Amounts in thousands)

Years Ended December 31,	2025	2024

Cash flows from investing activities
Proceeds from paydowns, maturity and call of securities
Available for sale	13,259	18,071
Held to maturity	593	351
Proceeds from sale of securities
Available for sale	-	23,887
Purchase of securities
Available for sale	(1,016)	(3,269)
Held to maturity	-	(573)
Loans made to customers, net of principal collected	(52,531)	(59,921)
Purchase of stock in FHLB of Atlanta	(2,772)	(58)
Equity security dividends reinvested	(16)	(15)
Redemption/pay out of BOLI	395	-
Proceeds from sale of REO property	906	-
Proceeds from insurance	53	142
Purchases of premises, equipment and software	(370)	(1,339)
Net cash used in investing activities	(41,499)	(22,724)

Cash flows from financing activities
Net increase (decrease) in
Noninterest-bearing deposits	9,901	(8,087)
Interest-bearing deposits	(48,247)	85,935
Securities sold under repurchase agreements	(1,247)	(1,196)
Federal Home Loan Bank of Atlanta advances	57,700	-
Federal Reserve Bank advances	-	(33,000)
Subordinated debt offering, net of issuance costs	12,024	-
Long-term debt principal payments	(11,333)	(1,889)
Dividends paid, net of reinvestments	(1,329)	(1,377)
Net cash provided by financing activities	17,469	40,386

Net (decrease) increase in cash and cash equivalents	(17,980)	19,969

Cash and cash equivalents at beginning of period	64,659	44,690
Cash and cash equivalents at end of period	$46,679	$64,659

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$17,667	$17,998
Cash paid during the period for income taxes	888	724
Supplemental disclosure of non-cash transactions:
Net unrealized gain (loss) on securities available for sale	5,989	(540)
Increase (decrease) in fair value of interest rate swap agreements	(790)	2,162
Additions to right of use assets obtained in exchange for lease liabilities	-	705
Foreclosure in settlement of loan receivable	1,673	-

The accompanying notes are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc.
Notes to Consolidated Financial Statements
(Amounts in thousands except per share data)

1.	Summary of Significant Accounting Policies

The accounting and reporting policies reflected in the financial statements conform to accounting principles generally accepted in the United States of America (“GAAP”) and to general practices within the banking industry. Management makes estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosures of commitments and contingent liabilities at the balance sheet date, and revenues and expenses during the year. These estimates and assumptions may affect the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

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

Reclassifications

Certain reclassifications have been made to the 2025 financial statements to conform to the current year presentation. These reclassifications had no effect on net income or stockholders’ equity.

Cash and cash equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, money market funds, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

Comprehensive (loss) income

Comprehensive (loss) income includes net income and the unrealized gains or losses on investment securities available for sale and the fair value of cash flow hedges, net of income taxes.

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

Restricted stock, at cost

Restricted stock consists of Federal Home Loan Bank of Atlanta (the “FHLB”) stock, Community Bankers Bank (“CBB”) stock, and Atlantic Community Bankers Bank (“ACBB”) stock. As a member of the FHLB, the Bank is required to purchase FHLB stock in an amount that is based on the Bank’s total assets. Additional stock is purchased and redeemed based on the outstanding FHLB advances to the Bank. CBB and ACBB require their correspondent banking institutions to hold stock as a condition of membership. The restricted investment in bank stocks is carried at cost. On a quarterly basis, management evaluates the bank stocks for impairment based on assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as operating performance, liquidity, funding and capital positions, stock repurchase history, dividend history, and impact of legislative and regulatory changes.

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

Past due status is based on the contractual terms of the loan. Management may make an exception to reporting a loan as past due, if the past due status is solely due to the loan being past maturity, the Company intends to extend the loan, and the borrower is making principal and interest payments in accordance with the terms of the matured note. The accrual of interest is discontinued when any portion of the principal or interest is 90 days past due and collateral is insufficient to discharge the debt in full. If collection of principal is evaluated as doubtful, all payments are applied to principal. Loans are individually evaluated when, based on current information, management considers it unlikely that the collection of principal and interest payments will be made according to contractual terms when due. Generally, loans are not individually evaluated for impairment until the accrual of interest has been discontinued, the loans are included on the watch list, or the loans are experiencing financial difficulties.

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

Allowance for Credit Losses - Loans: The allowance for credit losses on loans is a contra-asset valuation account, calculated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 326, which is deducted from the amortized cost basis of loans to present management’s best estimate of the net amount expected to be collected. Loans are charged-off against the allowance when deemed uncollectible by management. Recoveries do not exceed the aggregate of amounts previously charged-off on loans. Adjustments to the allowance are reported in our income statement as a component of credit loss expense. Management has made the accounting policy election to exclude accrued interest receivable on loans from the estimate of credit losses.

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

Farmers and Merchants Bancshares, Inc.
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

The average charge-off method calculates an estimate of losses based upon past experience, which is applied prospectively across the life of each loan. This method allows for analysis and calculation on a note-by-note basis due to the current expected credit loss (“CECL”) model calculating future cash flows at the individual note level based upon note characteristics. A forward balance is calculated from each note’s prior period balance, less monthly principal paydown and prepayment amount.

The Company utilizes its own loss data as the source for its historical loss calculations within the CECL model, where appropriate. This information is sourced from call report data and spans back to an effective start date of March 31, 2000. Loss data will continuously be uploaded into the model across subsequent periods, with results always one quarter in arrears. Utilization of loss rates across this length of time helps to incorporate results recognized across the full economic cycle and smooth periods of economic recession and recovery. The Company may deviate from utilization of its own loss rates on an as-needed basis when said loss rates have historically been non-existent and of little statistical value. The Company may also deviate from its existing loss rates when said rates are no longer indicative of the current portfolio composition/quality, such as historical rates impacted by losses resulting from purchased loan portfolios which have since matured or been divested. In these events, the Company will utilize aggregate loss rates recognized from banks of comparable asset size throughout the state of Maryland, incurred across the same period, March 31, 2000 to present.

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

Farmers and Merchants Bancshares, Inc.
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

Farmers and Merchants Bancshares, Inc.
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

During the third quarter of 2023, the Company granted stock awards under the Farmers and Merchants Bancshares, Inc. 2023 Equity Compensation Plan (the “Equity Plan”). Each share of common stock subject to such awards is valued at the fair market value of such share (as defined in the Equity Plan) as of the grant date. Outstanding restricted stock units vest in one-third increments on the anniversary date of the grant. Compensation expense is recognized on a straight-line basis over the requisite vesting period for the entire award.

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

Farmers and Merchants Bancshares, Inc.
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

Advertising costs

Advertising costs are expensed in the period in which they are incurred and totaled $249.0 thousand and $228.3 thousand for the years ended December 31, 2025 and 2024, respectively.

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

Earnings per share

Earnings per share is determined by dividing net income by the weighted average number of shares of common stock outstanding, giving retroactive effect to any stock dividends. The following table shows the weighted average number of shares used in computing earnings per share and the effect of weighted average number of shares of dilutive potential common stock. Dilutive potential common stock has no effect on income available to common shareholders. There were 1,000 and 2,000 restricted stock units included in weighted average dilutive shares for the year ended December 31, 2025 and 2024, respectively, as the shares were dilutive.

	Years Ended December 31,
	2025	2024

Net income	$5,766	$4,278

Weighted average shares outstanding - basic	3,188,030	3,132,876

Effect of dilutive restricted stock units	77	125

Weighted average shares outstanding - diluted	3,188,107	3,133,001

Earnings per share - basic	$1.81	$1.37
Earnings per share - diluted	$1.81	$1.37

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

Farmers and Merchants Bancshares, Inc.
Notes to Consolidated Financial Statements
(Amounts in thousands except per share data)

In December 2025, the FASB issued ASU 2025-12, “Codification Improvements.” The amendments in this ASU update the FASB Accounting Standards Codification for a broad range of Topics arising from technical corrections, unintended application of the codifications, clarifications, and other minor improvements. The amendments in this ASU are effective for annual periods beginning after December 15, 2026, and interim periods within those annual periods. Early adoption is permitted in both interim and annual periods in which financial statements have not yet been issued or made available for issuance. If an entity adopts the amendments in this ASU in an interim period, it must adopt them as of the beginning of the annual period that includes that interim period. An entity may elect to early adopt the amendments on an issue-by-issue basis. The Company does not expect the adoption of ASU 2025-12 to have a material impact on its consolidated financial statements.

In November 2025, the FASB issued ASU 2025-09, “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements.” The amendments in this ASU enable entities to apply hedge accounting to a greater number of highly effective economic hedges in the following five areas: i) similar risk assessment for cash flow hedges, ii) hedging forecasted interest payments on choose-your-rate debt instruments, iii) cash flow hedges of nonfinancial forecasted transactions, iv) net written options as hedging instruments, and v) foreign-currency-denominated debt instrument as hedging instrument and hedged item (dual hedge). This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods. Early adoption is permitted on any date on or after November 25, 2025. The Company does not expect the adoption of ASU 2025-09 to have a material impact on its consolidated financial statements.

In November 2025, the FASB issued ASU 2025-08, “Financial Instruments—Credit Losses (Topic 326): Purchased Loans.” The amendments in this ASU expand the population of acquired financial assets accounted for using the gross-up approach. Acquired loans (excluding credit cards) are deemed purchased seasoned loans and accounted for using the gross-up approach upon acquisition if criteria established by the new guidance are met. This change aims to enhance comparability, consistency, and better reflect the economics of acquiring financial assets. This ASU is effective for annual reporting periods beginning after December 15, 2026, and for interim reporting periods within those annual reporting periods. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued or made available for issuance. If an entity adopts this ASU in an interim reporting period, it should apply it as of the beginning of that interim reporting period or the beginning of the annual reporting period that includes that interim reporting period. The Company does not expect the adoption of ASU 2025-08 to have a material impact on its consolidated financial statements.

In November 2024, the Financial Accounting Standards Board (FASB) issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires public companies to disclose, in the notes to the financial statements, specified information about certain costs and expenses at each interim and annual reporting period. This includes disclosing amounts related to employee compensation, depreciation, and intangible asset amortization. In addition, public companies will need to provide qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. The FASB subsequently issued ASU 2025-01, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date”, which amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in ASU 2024-03 in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2024-03 is permitted. The Company does not expect the adoption of ASU 2024-03 to have a material impact on its consolidated financial statements.

Recently Adopted Accounting Developments

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU require an entity to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, which is greater than five percent of the amount computed by multiplying pre-tax income by the entity’s applicable statutory rate, on an annual basis. Additionally, the amendments in this ASU require an entity to disclose the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions that are equal to or greater than five percent of total income taxes paid (net of refunds received). Lastly, the amendments in this ASU require an entity to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. This ASU is effective for annual periods beginning after December 15, 2024. The Company adopted this ASU prospectively on January 1, 2025. The Company does not expect the adoption of ASU 2023-09 to have a material impact on its consolidated financial statements.

Management believes that the accounting policies adopted by management are consistent with authoritative GAAP and are consistent with those followed by our peers.

Farmers and Merchants Bancshares, Inc.
Notes to Consolidated Financial Statements
(Amounts in thousands except per share data)

2.	Cash and Cash Equivalents

The Company normally carries balances with other banks that exceed the federally insured limit. The average balance carried in excess of the limit, including unsecured federal funds sold to the same banks, was $1.1 million and $447.1 thousand during the years ended December 31, 2025 and 2024, respectively.

Deposits held in noninterest-bearing transaction accounts are aggregated with any interest-bearing deposits the owner may hold in the same category. The combined total is insured up to $250,000.

Banks have historically been required to carry noninterest-bearing cash reserves of specified percentages of deposit balances. The Company’s normal balances of cash on hand and on deposit with other banks are sufficient to satisfy the reserve requirement imposed by the Board of Governors of the Federal Reserve System, which was $0 at both December 31, 2025 and 2024.

Farmers and Merchants Bancshares, Inc.
Notes to Consolidated Financial Statements
(Amounts in thousands except per share data)

3.	Investment Securities

Debt securities are summarized as follows:

December 31, 2025
	Amortized	Unrealized	Unrealized	Fair	Allowance for	Net Carrying
(Dollars in thousands)	cost	gains	losses	value	Credit Losses	Amount

Available for sale

State and municipal	$205	$-	$3	$202	$-	$202
SBA pools	512	2	2	512	-	512
Corporate bonds	7,044	-	580	6,464	-	6,464
Mortgage-backed securities	128,308	148	16,904	111,552	-	111,552
	$136,069	$150	$17,489	$118,730	$-	$118,730

Held to maturity

State and municipal	$21,134	$49	$929	$20,254	$79	$21,055

December 31, 2024
	Amortized	Unrealized	Unrealized	Fair	Allowance for	Net Carrying
(Dollars in thousands)	cost	gains	losses	value	Credit Losses	Amount

Available for sale

State and municipal	$500	$-	$13	$487	$-	$487
SBA pools	634	1	6	629	-	629
Corporate bonds	8,054	-	869	7,185	-	7,185
Mortgage-backed securities	139,853	13	22,454	117,412	-	117,412
	$149,041	$14	$23,342	$125,713	$-	$125,713

Held to maturity

State and municipal	$20,559	$1	$1,629	$18,931	$60	$20,499

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

Farmers and Merchants Bancshares, Inc.
Notes to Consolidated Financial Statements
(Amounts in thousands except per share data)

The following table summarizes Moody's and/or Standard & Poor's bond ratings (Company’s primary credit quality indicator) for our portfolio of held-to-maturity securities issued by states and political subdivisions as of December 31, 2025 at amortized cost:

(Dollars in thousands)	December 31, 2025
AAA	$2,820
AA	12,285
A	1,202
Not rated	4,827
Total	$21,134

Historical loss rates associated with securities having similar grades as those in our portfolio have generally not been significant. Furthermore, as of December 31, 2025 and 2024, there were no past due principal or interest payments associated with these securities and none are on nonaccrual.

The following table details activity in the allowance for credit losses on held-to-maturity securities for the year ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025	2024
Beginning balance	$60	$36
Provision for credit losses	19	24
Ending balance	$79	$60

Accrued interest receivable on available for sale securities totaled $267.3 thousand and $302.5 thousand and accrued interest receivable on held to maturity securities totaled $121.3 thousand and $122.0 thousand as of December 31, 2025 and 2024, respectively.  Both are grouped in accrued interest receivable on the balance sheet.

Farmers and Merchants Bancshares, Inc.
Notes to Consolidated Financial Statements
(Amounts in thousands except per share data)

Contractual maturities, shown below, will differ from actual maturities because borrowers and issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
(Dollars in thousands)	Amortized	Fair	Amortized	Fair
December 31, 2025	cost	value	cost	value

Within one year	$-	$-	$-	$-
Over one to five years	749	706	1,587	1,587
Over five to ten years	6,500	5,961	10,952	10,741
Over ten years	-	-	8,516	7,926
	7,249	6,667	21,055	20,254
Mortgage-backed securities and SBA pools, due in monthly installments	128,820	112,063	-	-
	$136,069	$118,730	$21,055	$20,254

December 31, 2024

Within one year	$1,250	$1,245	$257	$255
Over one to five years	250	240	400	391
Over five to ten years	7,054	6,187	8,095	7,521
Over ten years	-	-	11,747	10,764
	8,554	7,672	20,499	18,931
Mortgage-backed securities and SBA pools, due in monthly installments	140,487	118,041	-	-
	$149,041	$125,713	$20,499	$18,931

Securities with a carrying value of $21.0 million and $26.3 million as of December 31, 2025 and 2024, respectively, were pledged as collateral for securities sold under repurchase agreements and other collateralized deposits.

There were no sales of securities for the year ended December 31, 2025. During the year ended December 31, 2024, there was one sale of an available for sale corporate bond with a principal balance of $521 thousand, resulting in a loss of $32 thousand. There was also the sale of five available for sale mortgage backed securities with an aggregate principal balance of $23.4 million resulting in a gain of $605 thousand. There was a fair value hedge associated with these securities that was unwound in connection with the sale resulting in a loss of $586 thousand. The net loss on all of the transactions in 2024 was $18 thousand.

Farmers and Merchants Bancshares, Inc.
Notes to Consolidated Financial Statements
(Amounts in thousands except per share data)

The following table sets forth the Company’s gross unrealized losses on a continuous basis for available for sale investment securities, by category and length of time.

December 31, 2025	Less than 12 months		12 months or more		Total

(Dollars in thousands)
Description of investments	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

State and municipal	$-	$-	$202	$3	$202	$3
SBA pools	-	-	297	2	297	2
Corporate bonds	-	-	6,464	580	6,464	580
Mortgage-backed securities	11,013	69	87,183	16,835	98,196	16,904
Total	$11,013	$69	$94,146	$17,420	$105,159	$17,489

December 31, 2024	Less than 12 months		12 months or more		Total

(Dollars in thousands)
Description of investments	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

State and municipal	$-	$-	$487	$13	$487	$13
SBA pools	162	-	372	6	534	6
Corporate bonds	-	-	7,185	869	7,185	869
Mortgage-backed securities	22,141	552	91,991	21,902	114,132	22,454
Total	$22,303	$552	$100,035	$22,790	$122,338	$23,342

Management has the ability and intent to hold securities classified as held to maturity until they mature, at which time the Company should receive full value for the securities. As of December 31, 2025, management did not have the intent to sell any of the securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased as well as other market conditions for each particular security based upon the structure and remaining principal balance. The fair values of the investment securities are expected to recover as the securities approach their maturity dates or repricing dates or if market yields for such investments decline. Based on the these factors, as of December 31, 2025, management believes the unrealized losses detailed in the table above are temporary and, accordingly, none of these unrealized losses have been recognized in the Company’s consolidated statement of income.

There were no held to maturity security sales in 2025 or 2024.

Farmers and Merchants Bancshares, Inc.
Notes to Consolidated Financial Statements
(Amounts in thousands except per share data)

4.	Related Party Transactions

Certain executive officers and directors of the Company, including members of their immediate families and related companies were indebted to the Company during 2025 and 2024. The loans were made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with borrowers who are not related to the Company. During the years ended December 31, 2025 and 2024, the activity of these loans was as follows:

(Dollars in thousands)	2025	2024

Balance, beginning of year	$10,460	$11,479
Additions	-	-
Amounts collected	(1,019)	(1,019)
Balance, end of year	$9,441	$10,460

Unused lines of credit to related parties totaled $558.0 thousand at December 31, 2025 and 2024, respectively.

Letters of credit issued to related parties totaled $15.8 thousand at December 31, 2025 and 2024.

Deposits at the Company from related parties totaled $11.0 million and $7.1 million at December 31, 2025 and 2024, respectively.

Payments for goods and services to companies controlled by directors totaled $12.1 thousand in 2025 and $22.6 thousand in 2024.

5.	Loans and allowance for credit losses

Major categories of loans at December 31, 2025 and 2024 are as follows:

	December 31,	December 31,
(Dollars in Thousands)	2025	2024

Real estate:
Commercial	$432,726	$398,126
Construction/Land development	36,352	27,357
Residential	118,924	111,898
Commercial	49,869	50,405
Consumer	469	176
Total Loans	638,340	587,962
Less: Allowance for credit losses	4,361	4,260
Deferred origination fees, net of costs	835	709
	$633,144	$582,993

For purposes of monitoring the performance of the loan portfolio and estimating the allowance for credit losses, the Company's loans receivable portfolio is segmented as follows: commercial real estate, construction and land development, residential, commercial and industrial, and consumer. As of December 31, 2025 and 2025, overdrafts have been reclassified to loans.

Farmers and Merchants Bancshares, Inc.
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

Farmers and Merchants Bancshares, Inc.
Notes to Consolidated Financial Statements
(Amounts in thousands except per share data)

The following tables present the amortized cost basis of loans on nonaccrual status and loans past 90 days or more still accruing as of December 31, 2025 and 2024:

	Nonaccrual	Nonaccrual	Loans Past
	With No	With	Due 90 Days
	Allowance	Allowance	or More and
(Dollars in thousands)	for Credit Loss	for Credit Loss	Still Accruing
December 31, 2025
Real estate:
Commercial	$-	$-	$-
Construction and land development	-	-	-
Residential	-	-	-
Commercial	-	-	-
Consumer	-	-	-
	$-	$-	$-

December 31, 2024
Real estate:
Commercial	$-	$2,440	$-
Construction and land development	-	-	-
Residential	-	-	-
Commercial	-	-	-
Consumer	-	-	-
	$-	$2,440	$-

The Company did not recognize any interest income on nonaccrual loans during the year ended December 31, 2025 or the year ended December 31, 2024.

At December 31, 2025, the Company did not have any non-accrual loans.

At December 31, 2024, the Company had three non-accrual commercial real estate loans totaling $2.4 million. Gross interest income of $25.0 thousand would have been recorded in 2024 if these non-accrual loans had been current and performing in accordance with the original terms. The Company previously allocated $360.0 thousand of its allowance for credit losses to these non-accrual loans.

Farmers and Merchants Bancshares, Inc.
Notes to Consolidated Financial Statements
(Amounts in thousands except per share data)

An age analysis of past due loans, segregated by class of loans, as of year-end, is as follows:

			90 Days				Past Due 90
(Dollars in thousands)	30 - 59 Days	60 - 89 Days	or More	Total		Total	Days or More
December 31, 2025	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing

Real estate:
Commercial	$-	$-	$-	$-	$432,721	$432,726	$-
Construction and land development	-	-	-	-	36,353	36,352	-
Residential	151	-	-	151	118,774	118,924	-
Commercial	-	50	-	50	49,820	49,869	-
Consumer	-	-	-	-	471	469	-
Total	$151	$50	$-	$201	$638,139	$638,340	$-

December 31, 2024
Real estate:
Commercial	$-	$-	$404	$404	$397,722	$398,126	$-
Construction and land development	-	-	-	-	27,357	27,357	-
Residential	-	270	-	270	111,628	111,898	-
Commercial	-	-	-	-	50,405	50,405	-
Consumer	-	-	-	-	176	176	-
Total	$-	$270	$404	$674	$587,288	$587,962	$-

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of December 31, 2025 and 2024:

(Dollars in thousands)	2025	2024
Real estate:
Commercial	$-	$2,440
Residential	-	270
	$-	$2,710

From time to time, loans to borrowers experiencing financial difficulty may be modified. Generally, the modifications we grant are extensions of terms, deferrals of payments for an extended period or interest rate reductions. Occasionally, we may modify a loan by providing principal forgiveness. In some cases, we will modify a loan by providing multiple types, or combinations, of concessions.

Farmers and Merchants Bancshares, Inc.
Notes to Consolidated Financial Statements
(Amounts in thousands except per share data)

The following table presents the amortized cost basis of loans at December 31, 2025 that were both experiencing financial difficulty and modified during the year ended December 31, 2025, by class and type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of loans is also presented below. There was one modification to a borrower experiencing financial difficulty during the year ended December 31, 2025. The term of the loan was extended by three months. The loan was not delinquent at December 31, 2025 and was not in default.

	December 31, 2025		December 31, 2024
		Total Class		Total Class
	Term	of Financing	Term	of Financing
(Dollars in thousands)	Extension	Receivable	Extension	Receivable

Commercial real estate	$4,380	1.01%	$2,038	0.51%

Total	$4,380	0.69%	$2,038	0.35%

Accrued interest receivable on loans totaled $2.0 million and $1.9 million as of December 31, 2025 and 2024, respectively, and is included accrued interest receivable on the balance sheet.

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

Farmers and Merchants Bancshares, Inc.
Notes to Consolidated Financial Statements
(Amounts in thousands except per share data)

Loans by credit grade, segregated by loan type, at year-end, and gross charge offs during the year were as follows:

	Term Loans Amortized Cost Basis by Origination
	As of and for the year ended December 31, 2025
(dollars in thousands)							Revolving
	2025	2024	2023	2022	2021	Prior	Loans	Total
Commercial Real Estate

Pass	$79,675	$46,355	$26,415	$59,035	$49,841	$138,474	$5,601	$405,396
Special Mention	2,188	12,707	-	5,869	-	1,219	400	22,383
Substandard	337	-	-	-	-	4,610	-	4,947
Doubtful	-	-	-	-	-	-	-	-
Total	$82,200	$59,062	$26,415	$64,904	$49,841	$144,303	$6,001	$432,726
Charge-offs	$-	$-	$-	$-	$-	$647	$-	$647

Construction and Land Development

Pass	$10,750	$14,282	$2,495	$3,339	$144	$4,689	$653	$36,352
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$10,750	$14,282	$2,495	$3,339	$144	$4,689	$653	$36,352
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Residential Real Estate

Pass	$22,160	$10,190	$10,011	$16,757	$5,606	$40,735	$12,179	$117,638
Special Mention	-	-	-	-	-	-	-	-
Substandard	1,262	-	-	-	-	5	19	1,286
Doubtful	-	-	-	-	-	-	-	-
Total	$23,422	$10,190	$10,011	$16,757	$5,606	$40,740	$12,198	$118,924
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial

Pass	$5,332	$9,963	$3,067	$3,643	$1,950	$651	$14,119	$38,725
Special Mention	1,009	104	173	303	-	-	9,148	10,737
Substandard	7	-	-	-	-	-	400	407
Doubtful	-	-	-	-	-	-	-	-
Total	$6,348	$10,067	$3,240	$3,946	$1,950	$651	$23,667	$49,869
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Consumer

Pass	$377	$54	$36	$-	$-	$2	$-	$469
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$377	$54	$36	$-	$-	$2	$-	$469
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Aggregate total

Pass	$118,294	80,844	42,024	82,774	57,541	184,551	32,552	598,580
Special Mention	3,197	12,811	173	6,172	-	1,219	9,548	33,120
Substandard	1,606	-	-	-	-	4,615	419	6,640
Doubtful	-	-	-	-	-	-	-	-
Total	$123,097	93,655	42,197	88,946	57,541	190,385	42,519	638,340
Charge-offs	$-	$-	$-	$-	$-	$647	$-	$647

Farmers and Merchants Bancshares, Inc.
Notes to Consolidated Financial Statements
(Amounts in thousands except per share data)

		Term Loans Amortized Cost Basis by Origination
		As of and for the year ended December 31, 2024
							Revolving
	2024	2023	2022	2021	2020	Prior	Loans	Total
Commercial Real Estate

Pass	$63,427	$26,745	$69,261	$54,346	$19,727	$151,876	$3,559	$388,941
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	9,185	-	9,185
Doubtful	-	-	-	-	-	-	-	-
Total	$63,427	$26,745	$69,261	$54,346	$19,727	$161,061	$3,559	$398,126
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Construction and Land Development

Pass	$14,710	$3,365	$1,568	$1,443	$930	$5,341	$-	$27,357
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$14,710	$3,365	$1,568	$1,443	$930	$5,341	$-	$27,357
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Residential Real Estate

Pass	$12,385	$10,592	$18,474	$9,363	$7,084	$44,409	$7,985	$110,292
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	1,582	24	1,606
Doubtful	-	-	-	-	-	-	-	-
Total	$12,385	$10,592	$18,474	$9,363	$7,084	$45,991	$8,009	$111,898
Charge-offs	$-	$-	$-	$-	$-	$5	$-	$5

Commercial

Pass	$9,928	$5,017	$5,675	$2,632	$472	$467	$21,040	$45,231
Special Mention	4,674	-	-	-	-	-	-	4,674
Substandard	-	-	-	-	-	500	-	500
Doubtful	-	-	-	-	-	-	-	-
Total	$14,602	$5,017	$5,675	$2,632	$472	$967	$21,040	$50,405
Charge-offs	$-	$-	$-	$-	$-	$152	$-	$152

Consumer

Pass	$106	$57	$9	$-	$1	$-	$-	$173
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	2	-	1	-	-	-	3
Doubtful	-	-	-	-	-	-	-	-
Total	$106	$59	$9	$1	$1	$-	$-	$176
Charge-offs	$-	$-	$-	$-	$-	$5	$-	$5

Aggregate total

Pass	$100,556	45,776	94,987	67,784	28,214	202,093	32,584	571,994
Special Mention	4,674	-	-	-	-	-	-	4,674
Substandard	-	2	-	1	-	11,267	24	11,294
Doubtful	-	-	-	-	-	-	-	-
Total	$105,230	45,778	94,987	67,785	28,214	213,360	32,608	587,962
Charge-offs	$-	$-	$-	$-	$-	$162	$-	$162

Farmers and Merchants Bancshares, Inc.
Notes to Consolidated Financial Statements
(Amounts in thousands except per share data)

The following tables detail activity in the allowance for credit losses by portfolio for the years ended December 31, 2025, and 2024 and the allocation of the allowance as of December 31, 2025, and 2024. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

						Allowance for credit losses ending		Outstanding loan balances
(Dollars in thousands)		Provision for				by evaluation method		evaluated:
As of and for the year ended	Beginning	(recovery of)	Charge		Ending
December 31, 2025	balance	credit losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$2,481	$550	$(647)	$-	$2,384	$-	$2,384	$-	$432,726
Construction and land development	478	42	-	-	520	-	520	-	36,352
Residential	751	(130)	-	23	644	-	644	-	118,924
Commercial	513	249	-	-	762	-	762	-	49,869
Consumer	4	(3)	-	-	1	-	1	-	469
Unallocated	33	17	-	-	50	-	50	-	-
	$4,260	$725	$(647)	$23	$4,361	$-	$4,361	$-	$638,340

						Allowance for credit losses ending		Outstanding loan balances
(Dollars in thousands)		Provision for				balance evaluated for impairment:		evaluated:
As of and for the year ended	Beginning	(recovery of)	Charge		Ending
December 31, 2024	balance	credit losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$2,448	$33	$-	$-	$2,481	$360	$2,122	$2,440	$395,686
Construction and	-	-	-	-	-	-	-	-	-
land development	253	225	-	-	478	-	478	-	27,357
Residential	1,013	(281)	(5)	24	751	-	751	270	111,629
Commercial	494	171	(152)	-	513	-	512	-	50,405
Consumer	2	7	(5)	-	4	-	4	-	176
Unallocated	74	(41)	-	-	33	-	33	-	-
	$4,284	$114	$(162)	$24	$4,260	$360	$3,899	$2,710	$585,253

Farmers and Merchants Bancshares, Inc.
Notes to Consolidated Financial Statements
(Amounts in thousands except per share data)

Loans acquired from Carroll Community Bank in the Merger were measured at fair value at the acquisition date with no carryover of any allowance for credit losses. The following table provides activity for the accretable credit discount of purchased loans:

(Dollars in thousands)
Balance at December 31, 2024	$286
Accretion	(146)
Balance at December 31, 2025	$140

At December 31, 2025, the remaining yield premium on purchased loans was $132 thousand. Yield premium amortization was $138 thousand and $239 thousand in 2025 and 2024, respectively. At December 31, 2025, the principal balance of purchased loans was $53.5 million.

The following table details activity in the allowance for credit losses on unfunded loan commitments for the years ended:

(Dollars in thousands)

December 31,	2025

Balance at December 31, 2024	$240
Provision for credit losses	(46)
Balance at December 31, 2025	$194

December 31,	2024

Balance at December 31, 2023	$228
Provision for credit losses	12
Balance at December 31, 2024	$240

Farmers and Merchants Bancshares, Inc.
Notes to Consolidated Financial Statements
(Amounts in thousands except per share data)

The following table provides a summary of each allowance for credit losses established by the Company as of the balance sheet dates:

	Year Ended December 31, 2025
(Dollars in thousands)	Held to maturity securities	Loans	Unfunded loan commitments	Total

Beginning balance	$60	$4,260	$240	$4,560
Provision for (recovery of) credit losses	19	725	(46)	698
Charge-offs	-	(647)	-	(647)
Recoveries	-	23	-	23
Ending balance	$79	$4,361	$194	$4,634

	Year Ended December 31, 2024
(Dollars in thousands)	Held to maturity securities	Loans	Unfunded loan commitments	Total

Beginning balance	$36	$4,284	$228	$4,548
Provision for (recovery of) credit losses	24	114	12	150
Charge-offs	-	(162)	-	(162)
Recoveries	-	24	-	24
Ending balance	$60	$4,260	$240	$4,560

Loans having an aggregate balance of approximately $102.0 million were pledged as collateral to the FHLB as of December 31, 2025. Loans having an aggregate balance of approximately $77.4 million were pledged as collateral to the Federal Reserve Bank of Richmond (the “FRB”) as of December 31, 2025. At December 31, 2025 and 2024, the Company serviced participation loans for others totaling $15.1 million and $17.7 million, respectively.

Farmers and Merchants Bancshares, Inc.
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

6.	Premises and Equipment

A summary of premises and equipment as of December 31 is as follows:

(Dollars in thousands)	Useful lives (in years)			2025	2024

Land and improvements		-		$2,603	$2,603
Buildings and improvements	15	-	39	7,434	7,434
Furniture and equipment	3	-	10	6,335	6,029
				16,372	16,066
Accumulated depreciation and amortization				9,231	8,717
				$7,141	$7,349

Depreciation and amortization expense				$578	$559

Software with a net book value of $784.8 thousand and $939.0 thousand as of December 31, 2025 and 2024, respectively, is included in other assets. Amortization expense of $172.1 thousand and $77.4 thousand was recorded in 2025 and 2024, respectively.

7.	Goodwill and Other Intangibles

The Merger resulted in the recording of goodwill and CDI. The following table presents the changes in both assets:

(dollars in thousands)	Goodwill	CDI	Total

Balance at December 31, 2024	$6,978	$48	$7,026
Amortization	-	(8)	$(8)
Balance at December 31, 2025	$6,978	$40	$7,018

The CDI is being amortized over 10 years on a straight-line basis. Annual amortization will be $8,328 per year and $6,246 in year 10. Because the Merger was a tax-free reorganization, neither the goodwill nor CDI is deductible for income tax purposes. A goodwill impairment analysis is performed annually as of December 31, 2025.

Farmers and Merchants Bancshares, Inc.
Notes to Consolidated Financial Statements
(Amounts in thousands except per share data)

8.	Commitments and Contingencies

Lease Commitments

The Company has an operating lease for the land on which the Hampstead branch is located. The initial term of the lease expired on September 30, 2009 and the lease was renewed for three five year terms with an expiration date of September 30, 2029. The lease has options to renew for four additional consecutive five- year terms. Effective in July 2012, the Company entered into an operating lease for certain facilities where the Greenmount branch is located. The initial term of the lease was for five years and, effective January 2023, the lease was renewed for one five-year term with an option to renew for an additional five-year term. The Company entered into an operating lease for the corporate headquarters in June 2015. In July 2019, the lease was amended to increase the amount of space. The lease was renewed in June 2020 with options to renew for three additional consecutive five year terms. In May 2018, the Company entered into a lease for its Carroll Lutheran Village branch with a term of five years and the option to renew for two additional five year terms. In May 2025, the Company exercise one of its options to renew for an additional five year term. In December 2023, the Company entered into a lease for its Towson office with a term of five years with an option to renew for two five-year terms.

The following table shows operating lease right of use assets and operating lease liabilities as of December 31, 2025:

	Consolidated Balance
(Dollars in thousands)	Sheet classification	December 31, 2025	December 31, 2024
Operating lease right of use asset	Other assets	$1,065	$1,285
Operating lease liabilities	Other liabilities	$1,277	$1,506

Operating lease cost included in occupancy expense in the statement of income was $321.0 thousand during 2025 and $285.6 thousand during 2024.

Future undiscounted lease payments for operating leases with initial terms of one year or more as of December 31, 2025 are as follows:

($000s)
Year	Amount

2026	$334
2027	344
2028	272
2029	234
2030	133
Thereafter	299
Total lease payments	1,616
Less imputed interest	(339)
Present value of operating lease liabilities	$1,277

For operating leases as of December 31, 2025 and 2024, the average remaining lease term is 4.2 years and 6.58 years, respectively, and the weighted average discount rate is 3.72% for both 2025 and 2024 . During the years ended December 31, 2025 and 2024, cash paid for amounts included in the measurement of lease liabilities was $324.2 thousand and $280.3 thousand, respectively.

Farmers and Merchants Bancshares, Inc.
Notes to Consolidated Financial Statements
(Amounts in thousands except per share data)

Outstanding loan commitments, unused lines of credit, and letters of credit as of December 31, were as follows:

(Dollars in thousands)	2025	2024

Loan commitments
Construction and land development	$2,400	$532
Commercial	2,875	7,250
Commercial real estate	23,429	24,062
Residential	75	405
	$28,779	$32,249

Unused lines of credit
Home-equity lines	$15,491	$17,505
Commercial lines	64,568	49,249
	$80,059	$66,754

Letters of credit	$2,234	$1,836

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

Insurance Reserves

Until November 6, 2022, through reinsurance and pooling arrangements, the Insurance Subsidiary insured risks of the Bank (primarily professional liability) that were not available in typical commercially available policies. In addition, the Insurance Subsidiary, as one protected cell of a protected cell captive insurance company, is responsible for a portion of all claims filed by the other captive insurance companies that participate in the pool in which the Insurance Subsidiary participates. The Company records liabilities for claims incurred but not reported based on historical loss information and claim emergence patterns. Total liabilities related to Insurance Subsidiary claims at December 31, 2025 and 2024 were $154.8 thousand and $239.9 thousand, respectively, and are included in other liabilities in the Consolidated Balance Sheet. The Bank did not renew the policy through the Insurance Subsidiary after the previous policy expired on November 6, 2022. The Bank may renew the policy at a later date.

Farmers and Merchants Bancshares, Inc.
Notes to Consolidated Financial Statements
(Amounts in thousands except per share data)

Retirement Plans

The Company has a profit sharing plan qualifying under Section 401(k) of the Internal Revenue Code. All employees age 21 or more with six months of service are eligible for participation in the plan. The Company matches employee contributions up to 4% of total compensation and may make additional discretionary contributions. Employee and employer contributions are 100% vested when made. The Company’s contributions to this plan were $307.6 thousand and $276.3 thousand for 2025 and 2024, respectively.

The Company has entered into agreements with 12 employees to provide certain life insurance benefits payable in connection with policies of life insurance on those employees that are owned by the Company. Each of the agreements provides for the amount of death insurance benefits to be paid to beneficiaries of the insured. Some of the policies provide benefits subsequent to the employee’s employment with the Company. For this plan, the Company expensed $8.5 thousand and $7.9 thousand in 2025 and 2024, respectively.

The Company adopted supplemental executive retirement plans for four of its executives. The plans provide cash compensation to the executive officers under certain circumstances, including a separation of service. The benefits vest over the period from adoption to a specified age for each executive. The Company recorded expenses, including interest, of $246.4 thousand and $264.9 thousand in 2025 and 2024, respectively, for these plans.

Retirement plan expenses are included in employee benefits on the Consolidated Statements of Income.

9.	Interest-Bearing Deposits

Major classifications of interest-bearing deposits as of December 31 were as follows:

(Dollars in thousands)	2025	2024

NOW	$133,439	$120,907
Money market	87,558	67,371
Savings	68,011	79,084
Certificates of deposit, greater than $250,000	59,951	61,647
Other time deposits	254,402	322,600
	$603,361	$651,609

As of December 31, 2025, certificates of deposit mature as follows:

(Dollars in thousands)
Year	Amount

2026	$293,884
2027	18,588
2028	1,543
2029	124
2030	214
$314,353

In connection with the Merger, the Company recognized a certificate of deposit premium of $616.4 thousand, which is being accreted using the interest method based upon the maturity of each certificate of deposit. Accretion of $1.1 thousand and $4.8 thousand were recorded in 2025 and 2024, respectively.

Farmers and Merchants Bancshares, Inc.
Notes to Consolidated Financial Statements
(Amounts in thousands except per share data)

10.	Borrowed Funds

Borrowed funds consist of securities sold under repurchase agreements, which represent overnight or term borrowings from customers, advances from the FHLB, the FRB, and overnight borrowings from a commercial bank. The government agency securities that are the collateral for these agreements are owned by the Company and maintained in the custody of an unaffiliated agent designated by the Company.

On September 30, 2020, Farmers and Merchants Bancshares, Inc. borrowed $17.0 million from First Horizon Bank to be used, on October 1, 2020, to fund a portion of the merger consideration paid in the Merger (the “Merger Loan”). Net of issuance costs of $28.1 thousand, the Company received $16.9 million in loan proceeds. The Merger Loan matured on September 30, 2025. The interest rate on the loan was fixed at 4.10%. The Company paid quarterly interest-only payments through October 1, 2021. During the remaining term of the loan, the Company made quarterly interest and principal payments of approximately $646.5 thousand, which was based on a nine-year straight-line amortization schedule. The remaining balance of approximately $9.9 million was repaid at maturity using the proceeds of the September 2025 sale of the Subordinated Notes.

On September 25, 2025, Farmers and Merchants Bancshares, Inc. issued and sold $12.5 million in aggregate principal amount of its Subordinated Notes. The Subordinated Notes were issued by the Company at a price equal to 100% of their face amounts. The Subordinated Notes have stated maturity dates of September 25, 2035 (the “Maturity Date”). From and including the original issue date of the Subordinated Notes (the “Issue Date”) to but excluding September 26, 2030 or the date of earlier redemption, the Company will pay interest on the Subordinated Notes semi-annually in arrears on March 26th and September 26th of each year at a fixed interest rate of 7.875% per annum, computed on the basis of a 360-day year consisting of twelve 30-day months, beginning on March 26, 2026. From and including September 26, 2030, to, but excluding, the Maturity Date or the date of earlier redemption (the “Floating Rate Period”), the Company will pay interest on the Subordinated Notes at a floating interest rate at the Three-Month Term SOFR (as defined in the Subordinated Notes), reset quarterly, plus 458 basis points, computed on the basis of a 360-day year and the actual number of days elapsed. During the Floating Rate Period, the Company will pay interest on the Subordinated Notes quarterly in arrears on March 26th, June 26th, September 26th, and December 26th of each year, beginning on December 26, 2030. Notwithstanding the foregoing, if the Three-Month Term SOFR rate is less than zero, then the Three-Month Term SOFR rate shall be deemed to be zero.

Securities sold under agreements to repurchase represent overnight borrowings from customers. Securities owned by the Company which are used as collateral for these borrowings are primarily U.S. government agency securities.

Farmers and Merchants Bancshares, Inc.
Notes to Consolidated Financial Statements
(Amounts in thousands except per share data)

Specific information about the Company’s borrowings and contractual obligations is set forth in the following table:

		December 31,	December 31,
(Dollars in thousands)		2025	2024
Amount oustanding at period end:
Securities sold under repurchase agreements		$4,317	$5,564
Federal Home Loan Bank advances		$62,700	$5,000
Federal Home Loan Bank advances mature in	2025	$-	$5,000
	2026	$50,200	$-
	2027	$12,500	$-

Subordinated Debt (net of issuance costs) matures in	2035	$12,036	$-
Long Term Debt (net of issuance costs) matures in	2025	$-	$11,329

Weighted average rate paid at period end:
Securites sold under repurchase agreements		1.25%	1.25%
Federal Home Loan Bank advances		3.82%	1.00%
Subordinated Debt		7.88%	N/A
Long-term debt		N/A	4.10%

Average rate paid during the period ended:
Securites sold under repurchase agreements		1.25%	1.26%
Federal Home Loan Bank advances		3.80%	1.96%
Subordinated Debt		7.88%	N/A
Long-term debt		N/A	4.19%

The Company is approved to borrow approximately $84.2 million against eligible pledged single family residential loans, eligible pledged multi-family loans, eligible pledged commercial loans, and eligible pledged securities under a secured line of credit with the FHLB. In addition, the Company has a facility with the FRB whereby the Company can borrow up to $29.3 million. Additionally, the Bank had $23.5 million available through unsecured and secured lines of credit with correspondent banks.

Farmers and Merchants Bancshares, Inc.
Notes to Consolidated Financial Statements
(Amounts in thousands except per share data)

11.	Income Taxes

The Company’s pre-tax earnings are derived solely from domestic sources. The components of income tax expense for the years ended December 31 were as follows:

(Dollars in thousands)	2025	2024
Current
Federal	$1,184	$740
State	512	234
Total current income tax expense	1,696	974
Deferred tax expense
Federal	(82)	236
State	(7)	21
Total deferred income tax expense	(89)	257
Total income tax expense	$1,607	$1,231

The following table provides a reconciliation of tax computed at the statutory federal tax rate and the recorded tax expense (in dollars and percentages) for the year ended December 31, 2025, under the provisions of ASU No. 2023-09.

	Year Ended December 31, 2025		Year Ended December 31, 2024
Dollars in thousands	Amount	Percent	Amount	Percent
Tax at federal statutory rate	$1,548	21.0%	$1,157	21.0%
Sate and local taxes, net of federal benefit	390	5.3%	289	5.2%
Nontaxable or nondeductible items
Appreciation of cash surrender value of life insurance	(117)	-1.6%	(108)	-2.0%
Other	(215)	-2.9%	(106)	-1.9%
Actual income tax expense	$1,607	21.8%	$1,231	22.4%

Pretax income from continuing operations is as follows:

2025

Domestic	$7,373
Foreign	-

Total	$7,373

Farmers and Merchants Bancshares, Inc.
Notes to Consolidated Financial Statements
(Amounts in thousands except per share data)

During the year ended December 31, 2025, the Company made payments to tax authorities for income taxes as set forth in the table below.

Dollars in thousands	2025	2024
Federal	$775	$640
State and local:
Maryland	113	84
Total taxes paid	$888	$724

The components of the net deferred tax asset as of December 31 were as follows:

(Dollars in thousands)	2025	2024
Deferred tax assets
Allowance for credit losses on loans	$1,200	$1,172
Allowance for credit losses on held to maturity securities	22	17
Allowance for credit losses on unfunded commitments	53	66

Other real estate owned valuation adjustments	134	65
Derivatives	61	-
Nonaccrual interest	76	114
Post-retirement benefits	776	758
Unrealized loss on securities available for sale	4,716	6,358
Lease liability	351	415
Other	3	23
	7,392	8,988
Deferred tax liabilities
Purchase accounting adjustments	-	8
Derivatives	-	155
Depreciation	596	623
Right of use asset	293	354
Insurance proceeds from storm damage	226	226
Other	-	16
	1,115	1,382
Net deferred tax asset	$6,277	$7,606

The Internal Revenue Service (the “IRS”) recently audited our fiscal year 2016, 2017 and 2018 U.S. consolidated federal tax returns. As part of its audits, the IRS reviewed the deductions related to, and the income generated by, the Insurance Subsidiary. Following the completion of these audits, the IRS notified the Company that it disagrees with our tax treatment of the Insurance Subsidiary. The Company has appealed the determination, and management believes that it is more likely than not that the Company will prevail in that appeal. If we do not prevail in our appeal to this decision, then we could be required to pay taxes, interest, and penalties totaling approximately $2.0 million as of December 31, 2025 for the tax years under appeal. In addition, the IRS is auditing our fiscal year 2019, 2020 and 2021 U.S. consolidated federal tax returns. Although the IRS has not completed these audits, the IRS has notified the Company that it disagrees with our tax treatment of the Insurance Subsidiary. The Company plans to appeal the determination, and management believes that it is more than likely than not that the Company will prevail in that appeal. If we do not prevail in our appeal of this decision, then we may be required to amend the applicable tax return and pay additional taxes, interest, fines and/or penalties totaling approximately $1.6 million as of December 31, 2025 for the tax years under audit. For all six years under audit, if we do not prevail, the total additional taxes, interest, fines and/or penalties would be approximately $3.6 million. In light of the foregoing, a reserve for uncertain tax positions has not been recorded.

Farmers and Merchants Bancshares, Inc.
Notes to Consolidated Financial Statements
(Amounts in thousands except per share data)

The Company does not have other material uncertain tax positions and did not recognize any adjustments for unrecognized tax benefits. The Company remains subject to examination of income tax returns for the years ending after December 31, 2022.

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

The following table presents actual and required capital ratios as of December 31, 2025 and 2024, for the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2025 and 2024, based on the provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

As of December 31, 2025 the most recent notification from the FDIC has categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain ratios as set forth in the table. There have been no conditions or events since that notification that management believes have changed the Bank’s category. Capital ratios of the Company are materially similar to the Bank’s.

Farmers and Merchants Bancshares, Inc.
Notes to Consolidated Financial Statements
(Amounts in thousands except per share data)

The FDIC, through formal or informal agreement, has the authority to require an institution to maintain higher capital ratios than those provided by statute, to be categorized as well capitalized under the regulatory framework for prompt corrective action. The following table presents actual and required capital ratios as of December 31, 2025 and 2024, for the Bank under the Basel III Capital Rules.

			Minimum		To Be Well
(Dollars in thousands)	Actual		Capital Adequacy (1)		Capitalized
December 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$86,141	12.32%	$73,433	10.50%	$69,936	10.00%
Tier 1 capital (to risk-weighted assets)	81,508	11.65%	59,446	8.50%	55,949	8.00%
Common equity tier 1 (to risk-weighted assets)	81,508	11.65%	48,955	7.00%	45,459	6.50%
Tier 1 leverage (to average assets)	81,508	9.38%	34,774	4.00%	43,468	5.00%

December 31, 2024

Total capital (to risk-weighted assets)	$81,161	12.37%	$68,910	10.50%	$65,628	10.00%
Tier 1 capital (to risk-weighted assets)	76,601	11.67%	55,784	8.50%	52,503	8.00%
Common equity tier 1 (to risk-weighted assets)	76,601	11.67%	45,940	7.00%	42,658	6.50%
Tier 1 leverage (to average assets)	76,601	9.12%	33,580	4.00%	41,974	5.00%

(1)	Note: The above table includes the capital conservation buffer, where applicable.

Farmers and Merchants Bancshares, Inc.
Notes to Consolidated Financial Statements
(Amounts in thousands except per share data)

13.	Derivative Financial Instruments

The Company utilizes interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and other terms of the individual interest rate swap agreements.

Fair Value Hedges: Interest rate swaps with notional amounts totaling $17.2 million and $75.3 million as of December 31, 2025 and 2024, respectively, were designated as fair value last of layer hedges of certain government agency mortgage backed securities. The hedges were determined to be effective during all periods presented. The Company expects the hedges to remain effective during the remaining terms of the swaps.

The following table presents the amounts recorded on the balance sheet related to cumulative basis adjustments for fair value hedges at December 31, 2025 and 2024:

Line Item in the		Carrying		Carrying
Balance Sheet in	Carrying	amount of fair	Carrying	amount of fair
Which the Hedged	amount of the	value hedging	amount of the	value hedging
Item is Included	hedged assets	adjustment	hedged assets	adjustment
(Dollars in thousands)	December 31, 2025	December 31, 2025	December 31, 2024	December 31, 2024

Securities available for sale	$21,130	$211	$103,174	$556

The Company presents derivative positions gross on the balance sheet. The following table reflects the derivatives recorded on the balance sheet at December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
	Fair	Fair
(Dollars in thousands)	Value	Value

Included in other assets:
Derivatives designated as hedges:
Interest rate swaps related to securities available for sale	$-	$626

Total included in other assets	$-	$626

Included in other liabilities:
Derivatives designated as hedges:
Interest rate swaps related to securities available for sale	$192	$28

Total included in other liabilities	$192	$28

Farmers and Merchants Bancshares, Inc.
Notes to Consolidated Financial Statements
(Amounts in thousands except per share data)

The effect of fair value hedge accounting on the statement of income for the years ended December 31, 2025 and 2024 is as follows:

Fair Value  Hedging Relationships

Total amounts of income and expense line items presented in the statements of income in which the effects of the fair value hedge is recorded are as follows:

	Year Ended December 31, 2025	Year Ended December 31, 2024
	Interest	Interest
(Dollars in thousands)	Income	Income
The effects of fair value hedging:
Gain (loss) on fair value hedging relationships:
Hedged items	$4	$(16)
Interest rate contracts designated as hedging instruments	404	784
Net gain on fair value hedging relationships included in interest income from investment securities - taxable	$408	$768

14.	Fair Value

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

Farmers and Merchants Bancshares, Inc.
Notes to Consolidated Financial Statements
(Amounts in thousands except per share data)

The following table summarizes financial assets measured at fair value on a recurring and nonrecurring basis as of December 31, 2025 and 2024, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Carrying Value:
(Dollars in thousands)
December 31, 2025	Level 1	Level 2	Level 3	Total

Recurring:
Available for sale securities
State and municipal	$-	$202	$-	$202
SBA pools	-	512	-	512
Corporate bonds	-	6,464	-	6,464
Mortgage-backed securities	-	111,552	-	111,552
	$-	$118,730	$-	$118,730
Fair value hedge:
Hedging liability	$-	$192	$-	$192

Equity security at fair value
Mutual fund	$550	$-	$-	$550

Nonrecurring:
Other real estate owned, net	$-	$-	$1,673	$1,673

Farmers and Merchants Bancshares, Inc.
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

Farmers and Merchants Bancshares, Inc.
Notes to Consolidated Financial Statements
(Amounts in thousands except per share data)

The following table provides information describing the unobservable inputs used in non-recurring level 3 fair value measurements at December 31, 2025 and 2024:

(Dollars in thousands) Description of Asset	Fair Value	Valuation technique	Unobservable Inputs	Range (Average)
Other real estate owned	$1,673	Third party appraisals and in-house real estate valuations of fair value	Marketability/selling costs and current market conditions	0%	to	10%	(5%)

Description of Asset	Fair Value	Valuation technique	Unobservable Inputs	Range (Average)
Collateral-dependent loans	$2,080	Third party appraisals and in-house real estate valuations of fair value	Marketability/selling costs and current market conditions	0%	to	20%	(10%)
Other real estate owned	$1,176	Third party appraisals and in-house real estate valuations of fair value	Marketability/selling costs and current market conditions	0%	to	10%	(5%)

Farmers and Merchants Bancshares, Inc.
Notes to Consolidated Financial Statements
(Amounts in thousands except per share data)

The estimated fair value of financial instruments that are reported at amortized cost less allowance for credit losses and in the Company’s consolidated balance sheets and financial instruments reported at fair value, segregated by the level of the valuation inputs were as follows:

	December 31, 2025		December 31, 2024
	Carrying	Estimated	Carrying	Estimated
(Dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Financial assets
Level 1 inputs
Cash and cash equivalents	$46,679	$46,679	$64,659	$64,659
Equity security	550	550	518	518
Level 2 inputs
Certificates of deposit in other banks	100	100	100	100
Accrued interest receivable	2,535	2,535	2,439	2,439
Securities available for sale	118,730	118,730	125,713	125,713
Securities held to maturity	16,799	15,998	17,156	15,589
Mortgage loans held for sale	714	714	157	157
Restricted stock, at cost	3,693	3,693	921	921
Bank owned life insurance	15,353	15,353	15,324	15,324
Fair value hedge	-	-	626	626
Level 3 inputs
Securities held to maturity	4,256	4,256	3,343	3,343
Loans, net	633,144	629,560	582,993	572,346

Financial liabilities
Level 1 inputs
Noninterest-bearing deposits	$117,098	$117,098	$107,197	$107,197
Securities sold under repurchase agreements	4,317	4,317	5,564	5,564
Level 2 inputs
Interest-bearing deposits	603,361	602,889	651,609	654,346
Federal Home Loan Bank advances	62,700	62,843	5,000	4,957
Long-term debt	12,036	12,840	11,329	11,066
Accrued interest payable	1,278	1,278	1,003	1,003
Fair value hedge	192	192	28	28

15.	Stock-Based Compensation

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

Farmers and Merchants Bancshares, Inc.
Notes to Consolidated Financial Statements
(Amounts in thousands except per share data)

During the year ended December 31, 2023, 2,000 fully vested shares of common stock and restricted stock units (the “RSUs”) related to 3,000 shares of common stock were granted to one executive officer. One-third of the RSUs vested on September 22, 2024, one-third vested on September 22, 2025, and one-third will vest on September 22, 2026, provided that the grantee is employed and in good standing with the Company on the vesting date.

A summary of the Company’s restricted stock unit grant activity for the year ended December 31, 2025 is shown below:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value per Share

Balance at December 31, 2024	2,000	$18.54
Granted	-	-
Vested	1,000	18.54
Forfeited	-	-
Balance at December 31, 2025	1,000	$18.54

The compensation cost charged to income in respect of awards granted under the Equity Plan was $18.0 thousand for years ended December 31, 2025 and 2024. As of December 31, 2025, there was $13.6 thousand of unrecognized compensation cost related to the unvested RSUs which are expected to be recognized over a period of nine months.

16.	Segment information

The Company’s reportable segment is determined by the President, who is designated the chief operating decision maker, based upon information provided about the Company’s products and services offered, primarily banking operations. The segment is also distinguished by the level of information provided to the chief operating decision maker, who uses such information to review the performance of the various components of the business, which are then aggregated if operating performance, products & services, and customers are similar. The chief operating decision maker will evaluate the financial performance of the Company’s business components such as by evaluating revenue streams, significant expenses, and budget to actual results in assessing the Company’s segment and in the determination of allocating resources. The chief operating decision maker uses revenue streams to evaluate product pricing and significant expenses to assess performance and evaluate return on assets. The chief operating decision maker uses consolidated net income to benchmark the Company against its competitors. The benchmarking analysis coupled with monitoring of budget to actual results are used in assessment performance and in establishing compensation. Loans, investments, and deposits in other banks provide the revenues in the banking operation. Interest expense, provisions for credit losses, and payroll provide the significant expenses in the banking operation.

Farmers and Merchants Bancshares, Inc.
Notes to Consolidated Financial Statements
(Amounts in thousands except per share data)

17.	Parent Company Financial Information

The condensed financial statements for the Company (parent only) are presented below:

Balance Sheets
(Dollars in thousands)
December 31,	2025	2024

Assets

Cash and cash equivalents	$500	$19
Investment in subsidiaries	76,348	67,644
Other assets	153	125
	$77,001	$67,788

Liabilities and Stockholders' Equity

Long-term debt	$12,036	$11,329
Accrued interest payable	262	119
Other liabilities	43	68
	12,341	11,516
Stockholders' equity
Common stock, par value $.01 per share, authorized 5,000,000 shares; issued and outstanding 3,229,795 in 2025 and 3,166,653 in 2024	32	32
Additional paid-in capital	32,148	31,136
Retained earnings	45,210	41,613
Accumulated other comprehensive loss	(12,730)	(16,509)
	64,660	56,272
	$77,001	$67,788

Farmers and Merchants Bancshares, Inc.
Notes to Consolidated Financial Statements
(Amounts in thousands except per share data)

Statements of Income
(Dollars in thousands)
Years Ended December 31,	2025	2024

Income
Cash dividends from subsidiaries	$1,434	$3,598
Total income	1,434	3,598

Interest expense - long-term debt	(600)	(508)
Noninterest expense	(147)	(92)

Income before income taxes and equity in undistributed income of subsidiaries	687	2,998
Income tax benefit	(153)	(125)
Income before equity in undistributed income of subsidiaries	840	3,123
Dividends in excess of income of insurance subsidiary	-	-
Equity in undistributed income of insurance subsidiary	-	-
Equity in undistributed income of bank subsidiary	4,926	1,155
Net Income	$5,766	$4,278

Farmers and Merchants Bancshares, Inc.
Notes to Consolidated Financial Statements
(Amounts in thousands except per share data)

Statements of Cash Flows

(Dollars in thousands)
Years Ended December 31,	2025	2024

Cash flows from operating activities
Net Income	$5,766	$4,278
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(4,926)	(1,155)
Increase (Decrease) in accrued interest payable	144	(20)
Amortization of debt issuance costs	16	6
Stock based compensation	172	18
Change in income tax receivable	(28)	20
(Decrease) Increase in other liabilities	(25)	68
Cash provided by operating activities	1,119	3,215

Cash flows from investing activities
Cash used in investing activities	-	-

Cash flows from financing activities
Subordinated debt offering, net of issuance costs	12,024	-
Long-term debt principal payments	(11,333)	(1,889)
Dividends paid, net of reinvestments	(1,329)	(1,377)
Cash used in financing activities	(638)	(3,266)

Net increase (decrease) in cash and cash equivalents	481	(51)

Cash and cash equivalents at beginning of period	19	70
Cash and cash equivalents at end of period	$500	$19

18.	Litigation

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

An evaluation of the effectiveness of these disclosure controls as of December 31, 2025 was carried out under the supervision and with the participation of the Company’s management, including the PEO and the PFO. Based on that evaluation, the Company’s management, including the PEO and the PFO, has concluded that the Company’s disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the fourth quarter of 2025, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has performed an evaluation and testing of the Company’s internal control over financial reporting as of December 31, 2025. Management’s report on the Company’s internal control over financial reporting is included on the following page. The Company’s is a “smaller reporting company” as defined by Rule 12b-2 under the Exchange Act and, accordingly, its independent registered public accounting firm is not required to attest to the foregoing management report.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 based upon criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment and on the foregoing criteria, management has concluded that, as of December 31, 2025, the Company’s internal control over financial reporting is effective.

March 26, 2026

/s/Gary A. Harris	/s/Paul B. Susie
Gary A. Harris	Paul B. Susie
President & Chief Executive Officer	Executive Vice President & Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

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

All other information required by this item is incorporated herein by reference to the following sections of the Company’s definitive proxy statement for the 2026 annual meeting of stockholders that will be filed by April 30, 2026 with the SEC pursuant to Regulation 14A (the “2026 Proxy Statement”):

●	ELECTION OF CLASS III DIRECTORS (Proposal 1);
●	CONTINUING DIRECTORS;
●	QUALIFICATIONS OF DIRECTOR NOMINEES AND CURRENT DIRECTORS;
●	EXECUTIVE OFFICERS;
●	DELINQUENT SECTION 16(a) REPORTS; and
●	CORPORATE GOVERNANCE MATTERS (under “Committees of the Board of Directors - Audit Committee” and “- Insider Trading Policy”).

ITEM 11.         EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the sections of the 2026 Proxy Statement entitled “DIRECTOR COMPENSATION” and “EXECUTIVE COMPENSATION”.

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

The following table contains information as of December 31, 2025 regarding securities that are authorized for issuance under the Equity Plan:

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	1,000	N/A	25,000
Total	1,000	N/A	25,000

Notes:

(1)

Equity awards outstanding as of December 31, 2025 consisted of time vesting restricted stock units (“RSUs”), that will vest on September 22, 2026 provided that certain vesting conditions are satisfied.

All other information required by this item is incorporated herein by reference to the section of the 2026 Proxy Statement entitled “BENEFICIAL OWNERSHIP OF COMMON STOCK BY PRINCIPAL STOCKHOLDERS AND MANAGEMENT”.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the section of the 2026 Proxy Statement entitled “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS”.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section of the 2026 Proxy Statement entitled “AUDIT FEES AND SERVICES”.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1), (2) and (c) Financial Statements.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2025 and 2024

Consolidated Statements of Income for the years ended December 31, 2025 and 2024

Consolidated Statement of Comprehensive Income for the years ended December 31, 2025 and 2024

Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2025 and 2024

Consolidated Statement of Cash Flows for the years ended December 31, 2025 and 2024

Notes to Consolidated Financial Statements for the years ended December 31, 2025 and 2024

(a)(3) and (b) Exhibits.

The exhibits filed or furnished with this Annual Report are listed in the following Exhibit Index:

Exhibit	Description

2.1	Plan of Reorganization and Share Exchange, dated as of August 15, 2016, by and between Farmers and Merchants Bancshares, Inc. and Farmers and Merchants Bank (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form 10)

2.2	Agreement and Plan of Merger, dated as of September 28, 2020, between Farmers and Merchants Bancshares, Inc. and Carroll Bancorp, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 1, 2020)

2.3	Agreement and Plan of Merger, dated as of March 6, 2020, among the Company, Anthem Acquisition Corp., and Carroll Bancorp, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report of Farmers and Merchants Bancshares, Inc. on Form 8-K filed on March 12, 2020)

3.1(i)	Articles of Incorporation (incorporated by reference to Exhibit 3.1(i) to the Company’s Registration Statement on Form 10)

3.1(ii)	Articles of Share Exchange, dated as of October 20, 2016, by and between Farmers and Merchants Bancshares, Inc. and Farmers and Merchants Bank (incorporated by reference to Exhibit 3.1(ii) to the Company’s Registration Statement on Form 10)

3.2(i)	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10)

3.2(ii)	First Amendment to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on July 20, 2023)

4.1	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934 (filed herewith).

4.2	Rights Agreement, dated as of July 30, 2024, by and between Farmers and Merchants Bancshares, Inc. and Equiniti Trust Company, LLC (incorporated by reference Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 30, 2024)

4.3	First Amendment to Rights Agreement, dated June 17, 2025, by and between Farmers and Merchants Bancshares, Inc. and Equiniti Trust Company, LLC (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on June 18, 2025)

4.4	Form of 7.875% Fixed to Floating Rate Subordinated Note due September 25, 2035 issued by and Farmers and Merchants Bancshares, Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on September 25, 2025)

4.5	Form of Subordinated Note Purchase Agreement, dated as of September 25, 2025, by and among Farmers and Merchants Bancshares, Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 25, 2025)

10.1	Supplemental Executive Retirement Agreement, dated as of August 8, 2022 between Farmers and Merchants Bank and Gary A. Harris (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 27, 2023)

10.2	Supplemental Executive Retirement Agreement, dated as of December 30, 2010, between Farmers and Merchants Bank and Christopher T. Oswald (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10)

10.3	First Amendment to Supplemental Executive Retirement Agreement, dated as of February 22, 2011, between Farmers and Merchants Bank and Christopher T. Oswald (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10)

10.4	Performance Driven Retirement Plan Agreement, dated as of November 17, 2015, between Farmers and Merchants Bank and Mark C. Krebs (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10)

10.5	Severance Agreement, dated as of February 19, 2013, between Farmers and Merchants Bank and Mark C. Krebs (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022)

10.6	First Amendment to Severance Agreement, dated as of November 15, 2023, between Farmers and Merchants Bank and Mark C. Krebs (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022)

10.7	Change in Control Severance Agreement, dated July 18, 2023, between Farmers and Merchants Bancshares, Inc. and Gary Harris (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 20, 2023)

10.8	Farmers and Merchants 2023 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report for the quarter ended September 30, 2023)

10.9	Form of Restricted Stock Unit (RSU) Award Agreement under the Farmers and Merchants 2023 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on November 15, 2023)

19	Farmers and Merchants Bancshares, Inc. Insider Trading Policy incorporated by reference to Exhibit 19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024)

21	Subsidiaries (filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)

31.1	Certifications of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certifications of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T (filed herewith).

104	The cover page of Farmers and Merchants Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL, included within the Exhibit 101 attachments (filed herewith).

ITEM 16.         FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FARMERS AND MERCHANTS BANCSHARES, INC.

Dated: March 26, 2026	By:	/s/ Gary A. Harris
Gary A. Harris
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Gary A. Harris	/s/ Roger D. Cassell
Gary A. Harris, Director, President	Roger D. Cassell, Director
and Chief Executive Officer	March 26, 2026
(Principal Executive Officer)
March 26, 2026

/s/ Steven W. Eline	/s/ Edward A. Halle, Jr.
Steven W. Eline, Director	Edward A. Halle, Jr., Director
March 26, 2026	March 26, 2026

/s/ Ronald W. Hux	/s/ Paul B. Susie
Ronald W. Hux, Director	Paul B. Susie, Treasurer and Chief Financial Officer
March 26, 2026	(Principal Financial Officer and Principal Accounting Officer)
March 26, 2026

/s/ Bruce L. Schindler	/s/ James R. Bosley, Jr.
Bruce L. Schindler, Director	James R. Bosley, Jr., Director
March 26, 2026	March 26, 2026

/s/ Teresa L. Smack
Teresa L. Smack, Director
March 26, 2026

/s/ Emily B. Miller
Emily B. Miller, Director
March 26, 2026

/s/ Robert G. Pollokoff
Robert G. Polokoff, Director
March 26, 2026