Form 10-Q
period 2026-03-31
Farmers & Merchants Bancshares, Inc.
filed 2026-05-15
CIK 1698022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2026

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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,235,707 as of May 15, 2026.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

Farmers and Merchants Bancshares, Inc.

Consolidated Balance Sheets

(Dollars in thousands except per share data)

	March 31,	December 31,
	2026	2025 *

Assets

Cash and due from banks	$48,162	$46,113
Federal funds sold and other interest-bearing deposits	571	566
Cash and cash equivalents	48,733	46,679
Certificates of deposit in other banks	100	100
Securities available for sale, at fair value	112,456	118,730
Securities held to maturity, at amortized cost less allowance for credit losses of $88 and $79	21,227	21,055
Equity security, at fair value	551	550
Restricted stock, at cost	3,713	3,693
Mortgage loans held for sale	344	714
Loans, less allowance for credit losses of $4,458 and $4,361	628,298	633,144
Premises and equipment, net	7,042	7,141
Accrued interest receivable	2,467	2,535
Deferred income taxes, net	6,510	6,277
Other real estate owned, net	1,673	1,673
Bank owned life insurance	15,453	15,353
Goodwill and other intangibles, net	7,016	7,018
Other assets	7,343	7,296
Total Assets	$862,926	$871,958

Liabilities and Stockholders' Equity

Deposits
Noninterest-bearing	$122,965	$117,098
Interest-bearing	588,331	603,361
Total deposits	711,296	720,459
Securities sold under repurchase agreements	3,452	4,317
Federal Home Loan Bank of Atlanta advances	62,700	62,700
Long-term debt, net of issuance costs	12,048	12,036
Accrued interest payable	762	1,278
Other liabilities	6,567	6,508
Total liabilities	796,825	807,298
Stockholders' equity
Common stock, par value $.01 per share, authorized 5,000,000 shares; issued and outstanding 3,235,707 shares in 2026 and 3,229,795 shares in 2025	32	32
Additional paid-in capital	32,253	32,148
Retained earnings	47,035	45,210
Accumulated other comprehensive loss	(13,219)	(12,730)
Total Stockholders' equity	66,101	64,660
Total liabilities and stockholders' equity	$862,926	$871,958

* Derived from audited consolidated financial statements

The accompanying notes are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc.

Consolidated Statements of Income

(Unaudited)

(Dollars in thousands except per share data)

	Three Months Ended March 31,
	2026	2025

Interest income
Loans, including fees	$9,762	$8,366
Investment securities - taxable	845	1,051
Investment securities - tax exempt	141	156
Federal funds sold and other interest earning assets	402	313
Total interest income	11,150	9,886

Interest expense
Deposits	3,505	4,249
Securities sold under repurchase agreements	16	17
Federal Home Loan Bank advances	599	12
Long-term debt	258	113
Total interest expense	4,378	4,391
Net interest income	6,772	5,495

Provision for credit losses	-	30

Net interest income after provision for credit losses	6,772	5,465

Noninterest income
Service charges on deposit accounts	157	165
Mortgage banking income	58	29
Bank owned life insurance income	100	105
Fair value adjustment of equity security	(3)	9
Gain on settlement of fair value hedge	-	94
Other fees and commissions	119	112
Total noninterest income	431	514

Noninterest expense
Salaries	2,077	2,207
Employee benefits	694	382
Occupancy	345	328
Furniture and equipment	465	335
Professional services	143	173
Automated teller machine and debit card expenses	169	168
Federal Deposit Insurance Corporation premiums	101	199
Postage, delivery, and armored carrier	66	78
Advertising	57	56
Other real estate owned expense, net	44	5
Other	581	567
Total noninterest expense	4,742	4,498

Income before income taxes	2,461	1,481
Income taxes	636	316
Net income	$1,825	$1,165

Earnings per common share - basic	$0.56	$0.37
Earnings per common share - diluted	$0.56	$0.37

The accompanying notes are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

Three Months Ended March 31,	2026	2025

Net income	$1,825	$1,165

Other comprehensive income, net of income taxes:

Total unrealized (loss) gain on investment securities available for sale	(675)	1,313

Income tax benefit (expense)	186	(359)

Total other comprehensive (loss) income	(489)	954

Total comprehensive income	$1,336	$2,119

The accompanying notes are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Three months Ended March 31, 2025 and 2025

(Unaudited)

(Dollars in thousands except share data)

			Additional		Accumulated other	Total
	Common stock		paid-in	Retained	comprehensive	stockholders'
	Shares	Par value	capital	earnings	income	equity

Balance, December 31, 2024	3,166,653	$32	$31,136	$41,613	$(16,509)	$56,272
Net income	-	-	-	1,165	-	1,165
Other comprehensive income	-	-	-	-	954	954
Stock-based compensation	8,694	-	158	-	-	158
Other	-	-	-	(1)	-	(1)
Balance, March 31, 2025	3,175,347	32	31,294	42,777	(15,555)	58,548

Balance, December 31, 2025	3,229,795	$32	$32,148	$45,210	$(12,730)	$64,660
Net income	-	-	-	1,825	-	1,825
Other comprehensive loss	-	-	-	-	(489)	(489)
Stock-based compensation	5,912	-	105	-	-	105
Balance, March 31, 2026	3,235,707	$32	$32,253	$47,035	$(13,219)	$66,101

The accompanying notes are an integral part of these consolidated financial statements

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

Three Months Ended March 31,	2026	2025

Reconciliation of net income to net cash provided by operating activities
Net income	$1,825	$1,165
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	180	184
Provision for credit losses	-	30
Amortization (accretion) of right of use asset, net	(5)	(1)
Equity security dividends reinvested	(4)	(3)
Unrealized loss (gain) on equity security	3	(9)
Gain (loss) on fair value hedge	-	26
Gain on settlement of fair value hedge	-	(94)
Stock based compensation	105	158
Amortization of debt issuance costs	12	1
Amortization of premiums and (accretion of discounts), net	(89)	(125)
Bank owned life insurance cash surrender value	(100)	(105)
Increase (decrease) in
Deferred loan fees and costs, net	(24)	42
Accrued interest payable	(516)	(237)
Other liabilities	59	(308)
Decrease (increase) in
Mortgage loans held for sale	370	(83)
Accrued interest receivable	68	63
Other assets	70	(114)
Net cash provided by operating activities	1,954	590

The accompanying notes are an integral part of these consolidated financial statements

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

Three Months Ended March 31,	2026	2025

Cashflows from investing activities
Proceeds from maturity and call of securities
Available for sale	5,903	3,845
Purchase of securities
Available for sale	(350)	-
Held to maturity	(143)	(601)
Loans made to customers, net of principal collected	4,781	(17,134)
Redemption (purchase) of stock in FHLB of Atlanta	(19)	206
Purchases of premises, equipment and software	(44)	(106)
Net cash provided by (used in) investing activities	10,128	(13,790)

Cash flows from financing activities
Net increase (decrease) in
Noninterest-bearing deposits	5,867	(2,818)
Interest-bearing deposits	(15,030)	(20,390)
Securities sold under repurchase agreements	(865)	(82)
Federal Home Loan Bank of Atlanta advances	-	(5,000)
Long-term debt principal payments	-	(472)
Net cash used in financing activities	(10,028)	(28,762)

Net increase (decrease) in cash and cash equivalents	2,054	(41,962)

Cash and cash equivalents at beginning of period	46,679	64,659
Cash and cash equivalents at end of period	$48,733	$22,697

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$3,794	$4,628
Cash paid during the period for income taxes	519	316
Supplemental disclosure of non-cash transactions:
Net unrealized (loss) gain on securities available for sale	(773)	1,828
Increase (decrease) in fair value of interest rate swap agreements	95	(515)

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods have been made. Such adjustments were normal and recurring in nature. The results of operations for the three month period ended March 31, 2026 do not necessarily reflect the results that may be expected for the fiscal year ending December 31, 2026 or any future interim period. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2025, which are included in Farmers and Merchants Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025 that was filed with the Securities and Exchange Commission (the “SEC”).

Recent Accounting Pronouncements

Management has the responsibility for the selection and use of appropriate accounting policies. The significant accounting policies used by the Company are described in the notes to the consolidated financial statements.

In November 2025, the Financial Accounting Standards Board (“FASB”) issued ASU 2025-08, “Financial Instruments—Credit Losses (Topic 326): Purchased Loans.” The amendments in this ASU expand the population of acquired financial assets accounted for using the gross-up approach. Acquired loans (excluding credit cards) are deemed purchased seasoned loans and accounted for using the gross-up approach upon acquisition if criteria established by the new guidance are met. This change aims to enhance comparability, consistency, and better reflect the economics of acquiring financial assets. This ASU is effective for annual reporting periods beginning after December 15, 2026, and for interim reporting periods within those annual reporting periods. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued or made available for issuance. If an entity adopts this ASU in an interim reporting period, it should apply it as of the beginning of that interim reporting period or the beginning of the annual reporting period that includes that interim reporting period. The Company does not expect the adoption of ASU 2025-08 to have a material impact on its consolidated financial statements.

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

Summary of Significant Accounting Policies

There have been no changes to significant accounting policies since the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 was filed with the SEC.

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

3.	Investment Securities

Investments in debt securities are summarized as follows:

March 31, 2026
	Amortized	Unrealized	Unrealized	Fair	Allowance for	Net Carrying
(Dollars in thousands)	cost	gains	losses	value	Credit Losses	Amount

Available for sale

State and municipal	$205	$-	$3	$202	$-	$202
SBA pools	487	3	2	488	-	488
Corporate bonds	7,392	-	535	6,857	-	6,857
Mortgage-backed securities	122,484	43	17,618	104,909	-	104,909
	$130,568	$46	$18,158	$112,456	$-	$112,456

Held to maturity

State and municipal	$21,315	$19	$1,234	$20,100	$88	$21,227

December 31, 2025
	Amortized	Unrealized	Unrealized	Fair	Allowance for	Net Carrying
(Dollars in thousands)	cost	gains	losses	value	Credit Losses	Amount

Available for sale

State and municipal	$205	$-	$3	$202	$-	$202
SBA pools	512	2	2	512	-	512
Corporate bonds	7,044	-	580	6,464	-	6,464
Mortgage-backed securities	128,308	148	16,904	111,552	-	111,552
	$136,069	$150	$17,489	$118,730	$-	$118,730

Held to maturity

State and municipal	$21,134	$49	$929	$20,254	$79	$21,055

The tables above do not include portfolio level basis adjustments which were $113 thousand and $211 thousand at March 31, 2026 and December 31, 2025, respectively.

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The allowance for credit losses on held-to-maturity securities is a contra-asset valuation allowance that is deducted from the amortized cost basis of held-to-maturity securities to present the net amount expected to be collected. Management measures expected credit losses on held-to-maturity securities on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. With regard to securities issued by states and political subdivisions, management considers (i) issuer bond ratings, (ii) historical loss rates for given bond ratings, (iii) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities, and (iv) internal forecasts. Unrated bonds were underwritten similarly to commercial loans, and the financial condition of the issuer is monitored periodically. Expected credit losses on commercial loans are applied to unrated bonds. The duration of each bond is used as the remaining life in the calculation of expected credit losses.

The following table summarizes Moody's and/or Standard & Poor's bond ratings (the Company’s primary credit quality indicators) for our portfolio of held-to-maturity securities issued by states and political subdivisions as of March 31, 2026 and December 31, 2025 at amortized cost:

(Dollars in thousands)	March 31, 2026	December 31, 2025
AAA	$2,826	$2,820
AA	12,332	12,285
A	1,198	1,202
Not rated	4,959	4,827
Total	$21,315	$21,134

Generally, the historical loss rates associated with securities having similar grades as those in our portfolio have not been significant. Furthermore, as of March 31 2026, there were no past due principal or interest payments associated with these securities and none were on nonaccrual status.

The following table details activity in the allowance for credit losses on held-to-maturity securities for the three-month periods ended March 31, 2026 and 2025:

	Three Months	Three Months
	Ended	Ended
(dollars in thousands)	March 31, 2026	March 31, 2025

Beginning balance	$79	$60
Credit loss provision	9	3
Ending balance	$88	$63

Accrued interest receivable on available for sale securities totaled $268 thousand and $267 thousand as of March 31, 2026 and December 31, 2025, respectively, and accrued interest receivable on held to maturity securities totaled $123 thousand and $121 thousand as of March 31, 2026 and December 31, 2025, respectively.  Both are grouped in accrued interest receivable on the consolidated balance sheets. Accrued interest receivable is not included as part of the calculation of the allowance for credit losses estimate.

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Contractual maturities, shown below, will differ from actual maturities because borrowers and issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
(Dollars in thousands)	Amortized	Fair	Amortized	Fair
March 31, 2026	cost	value	cost	value

Within one year	$-	$-	$-	$-
Over one to five years	1,247	1,192	1,597	1,584
Over five to ten years	6,350	5,867	12,109	11,701
Over ten years	-	-	7,609	6,815
	7,597	7,059	21,315	20,100
Mortgage-backed securities and
SBA pools, due in monthly installments	122,971	105,397	-	-
	$130,568	$112,456	$21,315	$20,100

Securities with a carrying value of $20.6 million and $21.0 million as of March 31, 2026 and December 31, 2025, respectively, were pledged as collateral for borrowings, securities sold under repurchase agreements and other collateralized deposits.

During the three-month period ended March 31, 2026 and March 31, 2025, there were no sales of available for sale securities.

The following table sets forth the Company’s gross unrealized losses on a continuous basis for available for sale debt securities, by category and length of time.

(Dollars in thousands)
March 31, 2026	Less than 12 months		12 months or more		Total

(Dollars in thousands)
Description of investments	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

State and municipal	$-	$-	$202	$3	$202	$3
SBA pools	-	-	262	2	262	2
Corporate bonds	-	-	6,507	535	6,507	535
Mortgage-backed securities	8,784	198	84,366	17,420	93,150	17,618
Total	$8,784	$198	$91,337	$17,960	$100,121	$18,158

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

(Dollars in thousands)
December 31, 2025	Less than 12 months		12 months or more		Total

Description of investments	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

State and municipal	$-	$-	$202	$3	$202	$3
SBA pools	-	-	297	2	297	2
Corporate bonds	-	-	6,464	580	6,464	580
Mortgage-backed securities	11,013	69	87,183	16,835	98,196	16,904
Total	$11,013	$69	$94,146	$17,420	$105,159	$17,489

As of March 31, 2026, management did not have the intent to sell any of the securities before a recovery of cost and it is more likely than not that the Company will not be required to sell before the recovery of the amortized cost basis. The unrealized losses as of March 31, 2026 were due to increases in market interest rates over the yields available at the time the underlying securities were purchased as well as other market conditions for each particular security based upon the structure and remaining principal balance. The fair values of the investment securities are expected to recover as the securities approach their maturity dates or repricing dates or if market yields for such investments decline. Based on these factors, as of March 31, 2026, management believes that the unrealized losses detailed in the table above are temporary and, accordingly, none of these unrealized losses have been recognized in the Company’s consolidated statement of income.

4.	Loans and Allowance for Credit Losses

Major categories of loans are as follows:

	March 31,	December 31,
(Dollars in Thousands)	2026	2025

Real estate:
Commercial	$432,822	$432,726
Construction/Land development	32,254	36,352
Residential	119,155	118,924
Commercial	49,187	49,869
Consumer	149	469
Total Loans	633,567	638,340
Less: Allowance for credit losses	4,458	4,361
Deferred origination fees, net of costs	811	835
	$628,298	$633,144

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

At March 31, 2026 and December 31, 2025, the Company had no nonaccrual loans.

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

An age analysis of past due loans, segregated by type of loan, is as follows:

			90 Days				Past Due 90
(Dollars in thousands)	30 - 59 Days	60 - 89 Days	or More	Total		Total	Days or More
March 31, 2026	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing

Real estate:
Commercial	$4,359	$-	$-	4,359	$428,463	$432,822	$-
Construction and land development	-	-	-	-	32,254	32,254	-
Residential	306	-	73	379	118,776	119,155	73
Commercial	74	-	-	74	49,113	49,187	-
Consumer	-	-	-	-	149	149	-
Total	$4,739	$-	$73	$4,812	$628,755	$633,567	$73

December 31, 2025
Real estate:
Commercial	$-	$-	$-	$-	$432,726	$432,726	$-
Construction and land development	-	-	-	-	36,352	36,352	-
Residential	151	-	-	151	118,773	118,924	-
Commercial	-	50	-	50	49,819	49,869	-
Consumer	-	-	-	-	469	469	-
Total	$151	$50	$-	$201	$638,139	$638,340	$-

There were no collateral-dependent loans as of March 31, 2026 and December 31, 2025.

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

There were no loan modifications for the quarter ended March 31, 2026. The Bank modified one commercial real estate to a borrower experiencing financial distress during the three month period ended March 31, 2025. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of loans is also presented below. The term of the loan was extended by three months. The loan was not delinquent at March 31, 2026 and was not in default.

	March 31, 2026		March 31, 2025
		Total Class		Total Class
	Term	of Financing	Term	of Financing
(Dollars in thousands)	Extension	Receivable	Extension	Receivable

Commercial real estate	$-	0.00%	$4,408	1.06%

Accrued interest receivable on loans totaled $2.0 million at March 31, 2026 and December 31, 2025, and is included in accrued interest receivable on the consolidated balance sheets. Accrued interest receivable is not included as part of the amortized costs of loans for the allowance for credit losses estimate.

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

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Loans by credit grade, segregated by loan type, at quarter end, and gross charge-offs during the quarter are as follows:

	Term Loans Amortized Cost Basis by Origination
	As of and for the three months ended March 31, 2026
(dollars in thousands)							Revolving
	2026	2025	2024	2023	2022	Prior	Loans	Total
Commercial Real Estate

Pass	$35,721	$64,174	$45,991	$20,211	$58,562	$177,052	$4,246	$405,957
Special Mention		2,268	12,633		5,823	1,206		21,930
Substandard		333				4,602		4,935
Doubtful	-	-	-	-	-	-	-	-
Total	$35,721	$66,775	$58,624	$20,211	$64,385	$182,860	$4,246	$432,822
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Construction and Land Development

Pass	$2,152	$7,327	$11,569	$2,463	$3,312	$4,736	$695	$32,254
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$2,152	$7,327	$11,569	$2,463	$3,312	$4,736	$695	$32,254
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Residential Real Estate

Pass	$3,512	$21,978	$10,194	$9,846	$15,941	$42,599	$13,700	$117,770
Special Mention	121	-	-	-	-	-	17	138
Substandard	-	1,247	-	-	-	-	-	1,247
Doubtful	-	-	-	-	-	-	-	-
Total	$3,633	$23,225	$10,194	$9,846	$15,941	$42,599	$13,717	$119,155
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial

Pass	$1,311	$4,307	$11,242	$2,896	$3,382	$2,418	$12,232	$37,788
Special Mention	70	1,009	97	159	258		9,424	11,017
Substandard		7					375	382
Doubtful	-	-	-	-	-	-	-	-
Total	$1,381	$5,323	$11,339	$3,055	$3,640	$2,418	$22,031	$49,187
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Consumer

Pass	$-	$25	$50	$32	$-	$42	$-	$149
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$-	$25	$50	$32	$-	$42	$-	$149
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Aggregate total

Pass	$42,696	$97,811	$79,046	$35,448	$81,197	$226,847	$30,873	$593,918
Special Mention	191	3,277	12,730	159	6,081	1,206	9,441	33,085
Substandard	-	1,587	-	-	-	4,602	375	6,564
Doubtful	-	-	-	-	-	-	-	-
Total	$42,887	102,675	91,776	35,607	87,278	232,655	40,689	633,567
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Loans by credit grade, segregated by loan type, at year end, and gross charge-offs during the year are as follows:

	Term Loans Amortized Cost Basis by Origination
	As of and for the year December 31, 2025
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

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following tables detail activity in the allowance for credit losses and loan balances by portfolio as of and for the three-month periods ended March 31, 2026 and 2025 and as of and for the year ended December 31, 2025. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

						Allowance for credit losses ending		Outstanding loan balances
		Provision for				by evaluation method		evaluated:
(Dollars in thousands)	Beginning	(recovery of)	Charge		Ending
March 31, 2026	balance	credit losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$2,384	$-	$-	$-	$2,384	$-	$2,384	$-	$432,822
Construction and land development	520	-	-	-	520	-	520	-	32,254
Residential	644	-	-	7	651	-	651	-	119,155
Commercial	762	-	-	-	762	-	762	-	49,187
Consumer	1	-	-	-	1	-	1	-	149
Unallocated	50	90	-	-	140	-	140	-	-
	$4,361	$90	$-	$7	$4,458	$-	$4,458	$-	$633,567

						Allowance for credit losses ending		Outstanding loan balances
		Provision for				by evaluation method		evaluated:
(Dollars in thousands)	Beginning	(recovery of)	Charge		Ending
March 31, 2025	balance	credit losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$2,481	$(118)	$-	$-	$2,363	$466	$1,898	$2,343	$412,717
Construction and land development	478	(63)	-	-	415	-	415	-	30,909
Residential	751	(109)	-	4	646	-	645	270	102,523
Commercial	513	236	-	-	749	-	749	-	55,904
Consumer	4	28	-	-	32	-	32	-	447
Unallocated	33	66	-	-	99	-	99	-	-
	$4,260	$40	$-	$4	$4,304	$466	$3,838	$2,613	$602,500

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

						Allowance for credit losses ending		Outstanding loan balances
(Dollars in thousands)		Provision for				by evaluation method		evaluated:
As of and for the year ended	Beginning	(recovery of)	Charge		Ending
December 31, 2025	balance	credit losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$2,481	$550	$(647)	$-	$2,384	$-	$2,384	$-	$432,726
Construction and land development	478	42	-	-	520	-	520	-	36,352
Residential	751	(130)	-	23	644	-	644	-	118,924
Commercial	513	249	-	-	762	-	762	-	49,869
Consumer	4	(3)	-	-	1	-	1	-	469
Unallocated	33	17	-	-	50	-	50	-	-
	$4,260	$725	$(647)	$23	$4,361	$-	$4,361	$-	$638,340

Loans acquired from Carroll Community Bank in the Merger were measured at fair value at the acquisition date with no carryover of any allowance for credit losses. The following table provides activity for the accretable credit discount of purchased loans:

(Dollars in thousands)
Balance at December 31, 2025	$140
Accretion	(19)
Balance at March 31, 2026	$121

The following table details activity in the allowance for credit losses on unfunded loan commitments for the three- month periods ended March 31, 2026 and 2025:

	Three Months	Three Months
	Ended	Ended
(dollars in thousands)	March 31, 2026	March 31, 2025

Beginning balance	$194	$240
Recovery of credit losses	(99)	(13)

Ending balance	$95	$227

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table provides a summary of all of the components of the allowance for credit losses:

	Three Months Ended March 31, 2026
(Dollars in thousands)	Held to maturity securities	Loans	Unfunded loan commitments	Total

Beginning balance	$79	$4,361	$194	$4,634
Provision for (recovery of) credit losses	9	90	(99)	-
Charge-offs	-	-	-	-
Recoveries	-	7	-	7
Ending balance	$88	$4,458	$95	$4,641

	Three Months Ended March 31, 2025
(Dollars in thousands)	Held to maturity securities	Loans	Unfunded loan commitments	Total

Beginning balance	$60	$4,260	$240	$4,560
Provision for (recovery of) credit losses	3	40	(13)	30
Charge-offs	-	-	-	-
Recoveries	-	4	-	4
Ending balance	$63	$4,304	$227	$4,594

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

5.	Goodwill and Other Intangibles

On October 1, 2020, through a series of merger transactions, Farmers and Merchants Bancshares, Inc. acquired Carroll Bancorp, Inc. and the bank acquired Carroll Bank, which resulted in the recording of goodwill and a core deposit intangible (“CDI”). The following table presents the changes in both assets for the three-month periods ended March 31, 2026 and 2025:

(dollars in thousands)	Goodwill	CDI	Total
	2020

Balance at December 31, 2025	$6,978	$40	$7,018
Amortization	-	(2)	$(2)
Balance at March 31, 2026	$6,978	$38	$7,016

Balance at December 31, 2024	$6,978	$48	$7,026
Amortization	-	(2)	(2)
Balance at March 31, 2025	$6,978	$46	$7,024

The CDI is being amortized over 10 years on a straight-line basis. Annual amortization will be $8 thousand per year through year nine and $6 thousand in year 10. Because the Merger was a tax-free reorganization, neither the goodwill nor the CDI is deductible for income tax purposes. A goodwill impairment analysis is performed annually.

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

As of March 31, 2026, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain ratios as set forth in the table. There have been no conditions or events since that notification that management believes have changed the Bank’s category. The Company’s capital ratios as of March 31, 2026 were substantially the same as the Bank’s capital ratios as of such date.

The following table presents actual and required capital ratios as of March 31, 2026 and December 31, 2025 for the Bank under the Basel III Capital Rules. The minimum capital amounts present the minimum required capital levels plus the capital conservation buffer as of March 31, 2026 and December 31, 2025, based on the provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

			Minimum		To Be Well
(Dollars in thousands)	Actual		Capital Adequacy		Capitalized
March 31, 2026	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$88,204	12.64%	$73,251	10.50%	$69,763	10.00%
Tier 1 capital (to risk-weighted assets)	83,564	11.98%	59,298	8.50%	55,810	8.00%
Common equity tier 1 (to risk-weighted assets)	83,564	11.98%	48,834	7.00%	45,346	6.50%
Tier 1 leverage (to average assets)	83,564	9.73%	34,356	4.00%	42,944	5.00%

December 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$86,141	12.32%	$73,433	10.50%	$69,936	10.00%
Tier 1 capital (to risk-weighted assets)	81,508	11.65%	59,446	8.50%	55,949	8.00%
Common equity tier 1 (to risk-weighted assets)	81,508	11.65%	48,955	7.00%	45,459	6.50%
Tier 1 leverage (to average assets)	81,508	9.38%	34,774	4.00%	43,468	5.00%

(1)	Includes capital conservation buffer.

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

7.	Derivative Financial Instruments

The Company utilizes interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and other terms of the individual interest rate swap agreements.

Fair Value Hedges: Interest rate swaps with notional amounts totaling $16.5 million and $17.2 million as of March 31, 2026 and December 31, 2025, respectively, were designated as fair value hedges under the portfolio layer method of certain government agency mortgage backed securities. The hedges were determined to be effective during all periods presented. The Company expects the hedges to remain effective during the remaining terms of the swaps. The following table presents the amounts recorded on the consolidated balance sheets related to cumulative basis adjustments for fair value hedges at March 31, 2026 and December 31, 2025:

(dollars in thousands)

		Cummulative		Cummulative
Line Item in the	Amortized	basis adjustment of fair	Amortized	basis adjustment of fair
Balance Sheet in	cost of the	value hedging	cost of the	value hedging
Which the Hedged	hedged assets	adjustment	hedged assets	adjustment
Item is Included	March 31, 2026	March 31, 2026	December 31, 2025	December 31, 2025

Securities available for sale	$20,639	$113	$21,130	$211

The Company presents derivative positions gross on the balance sheet. The following table reflects the derivatives recorded on the balance sheet at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
	Fair	Fair
	Value	Value
Included in other assets:
Derivatives designated as hedges:
Interest rate swaps related to securities available for sale	$27	$-

Total included in other assets	$27	$-

Included in other liabilities:
Derivatives designated as hedges:
Interest rate swaps related to securities available for sale	$124	$192

Total included in other liabilities	$124	$192

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The effect of fair value hedge accounting on the statement of income for the three- month periods ended March 31, 2026 and 2025 are as follows:

Fair Value Hedging Relationships

Total amounts of income and expense line items presented in the statements of income in which the effects of the fair value hedge is recorded are as follows:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
	Interest	Interest
	Income	Income

The effects of fair value hedging:
(Loss)gain on fair value hedging relationships:
Hedged items	$(9)	$(25)
Interest rate contracts designated as hedging instruments	(3)	107
Net (loss)gain on fair value hedging relationships included in interest income from investment securities - taxable	$(12)	$82

8.	Fair Value

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

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following tables summarize financial assets measured at fair value on a recurring and nonrecurring basis at March 31, 2026 and December 31, 2025, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Carrying Value:
(Dollars in thousands)
March 31, 2026	Level 1	Level 2	Level 3	Total

Recurring:
Available for sale securities
State and municipal	$-	$202	$-	$202
SBA pools	-	488	-	488
Corporate bonds	-	6,857	-	6,857
Mortgage-backed securities	-	104,909	-	104,909
	$-	$112,456	$-	$112,456
Fair value hedge:
Hedging asset	$-	$27	$-	$27
Hedging liability	-	124	-	124
Net fair value hedge	$-	$(97)	$-	$(97)

Equity security at fair value:
Mutual fund	$551	$-	$-	$551

Nonrecurring:
Other real estate owned, net	$-	$-	$1,673	$1,673

	Carrying Value:
(Dollars in thousands)
December 31, 2025	Level 1	Level 2	Level 3	Total

Recurring:
Available for sale securities
State and municipal	$-	$202	$-	$202
SBA pools	-	512	-	512
Corporate bonds	-	6,464	-	6,464
Mortgage-backed securities	-	111,552	-	111,552
	$-	$118,730	$-	$118,730

Fair value hedge:
Hedging liability	$-	$192	$-	$192

Equity security at fair value:
Mutual fund	$550	$-	$-	$550

Nonrecurring:
Other real estate owned, net	$-	$-	$1,673	$1,673

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table provides information describing the unobservable inputs used in level 3 fair value measurements at March 31, 2026 and December 31, 2025:

March 31, 2026:
(dollars in thousands)
Assets	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)

Other real estate owned	$1,673	Third party appraisals	Marketability/selling	0%	to	10%	(5%)
		and in-house real estate	costs and current market
		valuations of fair value	conditions

December 31, 2025:
(dollars in thousands)
Assets	Fair Value	Valuation Techniques	Unobservable Input	Average

Other real estate owned	$1,673	Third party appraisals	Marketability/selling	0%	to	10%	(5%)
		and in-house real estate	costs and current market
		valuations of fair value	conditions

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The estimated fair value of financial instruments that are reported at amortized cost less allowance for credit losses in the Company’s consolidated balance sheets, segregated by the level of the valuation inputs were as follows:

	March 31, 2026		December 31, 2025
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets
Level 1 inputs
Cash and cash equivalents	$48,733	$48,733	$46,679	$46,679
Equity security	551	551	550	550
Level 2 inputs
Certificates of deposit in other banks	100	100	100	100
Accrued interest receivable	2,467	2,467	2,535	2,535
Securities available for sale	112,456	112,456	118,730	118,730
Securities held to maturity	16,828	15,701	16,799	15,998
Mortgage loans held for sale	344	344	714	714
Restricted stock, at cost	3,713	3,713	3,693	3,693
Bank owned life insurance	15,453	15,453	15,353	15,353
Fair value hedge	27	27	-	-
Level 3 inputs
Securities held to maturity	4,399	4,399	4,256	4,256
Loans, net	628,298	624,031	633,144	629,889

Financial liabilities
Level 1 inputs
Noninterest-bearing deposits	$122,965	$122,965	$117,098	$117,098
Securities sold under repurchase agreements	3,452	3,452	4,317	4,317
Level 2 inputs
Interest-bearing deposits	588,331	587,451	603,361	602,889
Federal Home Loan Bank advances	62,700	62,643	62,700	62,843
Long-term debt	12,048	12,375	12,036	12,840
Accrued interest payable	762	762	1,278	1,278
Fair value hedge	124	124	192	192

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

9.	Earnings per Share

Earnings per share is determined by dividing net income by the weighted average number of shares of common stock outstanding, giving retroactive effect to any stock dividends. The following table shows the weighted average number of shares used in computing earnings per share and the effect of the weighted average number of shares of dilutive potential common stock. The weighted average number of dilutive shares included zero shares subject to restrictive stock units (“RSUs”) for the three-month period ending March 31, 2026 and 143 shares subject to RSUs for the same period of 2025.

	Three Months Ended
	March 31,
(Dollars in thousands)	2026	2025

Net income	$1,825	$1,165
Weighted average shares outstanding (basic)	3,235,247	3,173,222
Effect of dilutive restricted stock units	-	143

Weighted average shares outstanding (dilutive)	3,235,247	3,173,365

Earnings per share - basic	$0.56	$0.37
Earnings per share - diluted	$0.56	$0.37

10.	Retirement Plans

The Company has a profit sharing plan qualifying under Section 401(k) of the Internal Revenue Code. All employees age 21 or older with nine months of service are eligible for participation in the plan. The Company matches employee contributions up to 4% of total compensation and may make additional discretionary contributions. Employee and employer contributions are 100% vested when made. The Company’s contributions to this plan were $87 thousand and $86 thousand for the three-month periods ended March 31, 2026 and 2025, respectively.

The Company has entered into agreements with 12 employees to provide certain life insurance benefits payable in connection with policies of life insurance on those employees that are owned by the Company. Some of the policies provide benefits subsequent to the employee’s employment with the Company. For this plan, the Company expensed $2 thousand and $2 thousand for the three-month periods ended March 31, 2026 and 2025.

The Company adopted supplemental executive retirement plans for four of its executives. The plans provide cash compensation to the executive officers under certain circumstances, including a separation of service. The benefits vest over the period from adoption to a specified age for each executive. The Company recorded expenses, including interest, of $59 thousand and $65 thousand for the three-month periods ended March 31, 2026 and 2025, respectively.

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

Additional information is as follows:

		March 31,	December 31,
(Dollars in thousands)		2026	2025
Amount oustanding at period end:
Securities sold under repurchase agreements		$3,452	$4,317
Federal Home Loan Bank advances		62,700	62,700
Federal Home Loan Bank advances mature in	2026	$50,200	$50,200
	2027	$12,500	$12,500

Subordinated Debt (net of issuance costs) matures in	2035	$12,048	$12,036

Average rate paid during the period ended:
Securites sold under repurchase agreements		1.25%	1.25%
Federal Home Loan Bank advances		3.82%	3.80%
Subordinated Debt		7.88%	7.88%

The Bank is approved to borrow 75% of eligible pledged single-family residential loans and 50% of eligible pledged commercial loans as well as investment securities, or approximately $83.8 million under a secured line of credit with the FHLB. The Bank also has a facility with the Reserve Bank, which has been in place for over 10 years and is collateralized by loans. Under this facility, the Bank can borrow approximately $34.0 million. Additionally, the Bank has $23.5 million ($14.5 million unsecured and $9.0 million secured) of overnight federal funds lines of credit available from commercial banks.

FHLB advances of $62.7 million were outstanding as of March 31, 2026 and December 31, 2025, respectively.

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

12.	Stock-Based Compensation

On July 17, 2023, the Board of Directors approved the Farmers and Merchants Bancshares, Inc. 2023 Equity Compensation Plan (the “Equity Plan”). The Equity Plan allows the Board of Directors or its Compensation Committee to grant awards that may be payable in shares of common stock or the cash equivalent thereof.

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

During the year ended December 31, 2023, 2,000 fully vested shares of common stock and restricted stock units (the “RSUs”) related to 3,000 shares of common stock were granted to one executive officer. One-third of the RSUs vested on September 22, 2024, one-third vested on September 22, 2025 and one-third will vest on September 22, 2026, provided that the grantee is employed and in good standing with the Company on the applicable vesting date.

A summary of the Company’s RSU activity during the three months ended March 31, 2026 is shown below:

Weighted Average
	Number of	Grant Date
	Shares	Fair Value per Share

Balance at December 31, 2025	1,000	$18.54
Granted	-	-
Vested	-	-
Forfeited	-	-
Balance at March 31, 2026	1,000	$18.54

The compensation cost charged to income in respect of awards granted under the Equity Plan was $5 thousand for each of the three-months ended March 31, 2026 and 2025. As of March 31, 2026, there was $9 thousand of unrecognized compensation cost related to the unvested RSUs, which is expected to be recognized over a period of six months.

During the quarter ended March 31, 2026, the Company paid bonuses in the aggregate amount of $152 thousand to certain employees in the form of restricted stock units (“RSUs”) which vest over a three year period. To effect this, the Company granted 8,700 RSUs, subject to vesting, having a grant date fair value of $17.50 per share. Additionally, certain directors elected to have some or all of their 2025 fees paid in common stock. The Company paid $101 thousand of board fees in the form of common stock by issuing 5,912 shares having a grant date fair value of $17.02 per share.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis is intended as a review of material changes in and significant factors affecting the financial condition and results of operations of Farmers and Merchants Bancshares, Inc. and its consolidated subsidiaries for the periods indicated. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and the notes thereto contained in Item 1 of Part I of this report, and with Management’s Discussion and Analysis of Financial Condition and Results of Operations, the audited consolidated financial statements and notes thereto, and the other statistical information contained in the Annual Report of Farmers and Merchants Bancshares, Inc. on Form 10-K for the year ended December 31, 2025 (the “Form 10-K”). References in this report to “us”, “we”, “our”, and “the Company” are to Farmers and Merchants Bancshares, Inc. and, unless the context clearly suggests otherwise, its consolidated subsidiaries.

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

Estimates and Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. See Note 1 of the Notes to the audited consolidated financial statements as of and for the year ended December 31, 2025, which were included in Item 8 of Part II of the Form 10-K. On an on-going basis, management evaluates estimates, including those related to credit losses and intangible assets, impairment of investment securities, income taxes, and fair value of investments. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated financial statements.

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

Management does not believe that any material changes in our critical accounting policies have occurred since December 31, 2025.

Financial Condition

Total assets decreased by $9.0 million, or 1.0%, to $862.9 million at March 31, 2026 from $872.0 million at December 31, 2025. The decrease in total assets was due primarily to a decrease of $6.3 million in available for sale securities and a decrease of $4.8 million in loans, offset by an increase of $2.1 million in cash and cash equivalents.

Total liabilities decreased by $10.5 million, or 1.3%, to $796.8 million at March 31, 2026 from $807.3 million at December 31, 2025. The decrease was due primarily to a $9.2 million decrease in deposits, $8.5 million of which were brokered CDs that were repaid.

Stockholders’ equity increased by $1.4 million, or 2.2%, to $66.1 million at March 31, 2026 from $64.7 million at December 31, 2025. The increase was primarily due to net income of $1.8 million, partially offset by an increase of $500 thousand in accumulated other comprehensive loss.

Loans

Major categories of loans at March 31, 2026 and December 31, 2025 were as follows:

	March 31,		December 31,
(dollars in thousands)	2026		2025

Real estate:
Commercial	$432,822	68%	$432,726	68%
Construction/Land development	32,254	5%	36,352	6%
Residential	119,155	19%	118,924	19%
Commercial	49,187	8%	49,869	8%
Consumer	149	0%	469	0%
Total loans	633,567	100%	638,340	100%
Less: Allowance for credit losses on loans	4,458		4,361
Deferred origination fees net of costs	811		835
	$628,298		$633,144

Net loans decreased by $4.8 million, or 0.8%, to $628.3 million at March 31, 2026 from $633.1 million at December 31, 2025. The decrease was due primarily to a decrease of $4.1 million in construction/land development loans, a decrease of $682 thousand in commercial loans and a decrease of $320 thousand in consumer loans. The allowance for credit losses on loans increased slightly to $4.5 million at March 31, 2026, up from $4.4 million as of December 31, 2025.

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

The following table provides the activity for the allowance for credit losses for the three-month periods ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026
(Dollars in thousands)	Held to maturity securities	Loans	Unfunded loan commitments	Total

Beginning balance	$79	$4,361	$194	$4,634
Provision for (recovery of) credit losses	9	90	(99)	-
Charge-offs	-	-	-	-
Recoveries	-	7	-	7
Ending balance	$88	$4,458	$95	$4,641

	Three Months Ended March 31, 2025
(Dollars in thousands)	Held to maturity securities	Loans	Unfunded loan commitments	Total

Beginning balance	$60	$4,260	$240	$4,560
Provision for (recovery of) credit losses	3	40	(13)	30
Charge-offs	-	-	-	-
Recoveries	-	4	-	4
Ending balance	$63	$4,304	$227	$4,594

Watch list loans include loans classified as Special Mention, Substandard, and Doubtful. As of March 31, 2026, the Company had $39.3 million of loans on a watch list for which management believes that the borrowers have the potential for experiencing financial difficulties. As of December 31, 2025, the Company had $39.8 million of such loans. Watch List loans are subject to ongoing management attention and their classifications are reviewed regularly.

Management believes that the $4.5 million allowance for credit losses on loans at March 31, 2026 is adequate to cover the expected losses inherent in the loan portfolio. The Company’s loan portfolio decreased by $4.8 million during the first three months of 2026. The allowance for credit losses on loans was 0.70% of the loan portfolio at March 31, 2026 compared to 0.68% at December 31, 2025.

Investment Securities

Investments in debt securities decreased by $6.1 million, or 4.4%, to $133.7 million at March 31, 2026 from $139.8 million at December 31, 2025. At March 31, 2026 and December 31, 2025, the Company had classified 84% and 85%, respectively of the investment portfolio as available for sale. The remaining balance of the portfolio was classified as held to maturity.

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

The reserve for held to maturity securities was $88 thousand at March 31, 2026 and $79 thousand at December 31, 2025. The reserve can vary from quarter to quarter due to the unrated portion of the bond portfolio where the projected life is the most significant factor in determining the reserve. The unrated bonds have a call provision at the option of the issuer. Market rates at quarter end determines if the bonds are projected to be called which shortens the projected life of the bonds significantly. If market rates are at a level that a call is not projected, the bonds are assumed to reach maturity which significantly lengthens the projected life. A longer projected life increases the allowance for credit losses.

Other Real Estate Owned

Other real estate owned (“OREO”) at both March 31, 2026 and December 31, 2025 included two properties. The properties are being marketed for sale.

	March 31,	December 31,
(dollars in thousands)	2026	2025

Other Real Estate Owned	$1,673	$1,673

Other assets

Other assets remained consistent at $7.3 million as of March 31, 2026 and December 31, 2025.

Deposits

Total deposits decreased by $9.2 million, or 1.3%, to $711.3 million at March 31, 2026 from $720.5 million at December 31, 2025. The decrease in deposits was due primarily to an $8.5 million decrease in brokered CDs, a $6.2 million decrease in money market accounts and a $1.7 million decrease in interest-bearing checking accounts, offset by a $5.9 million increase in non-interest bearing checking accounts and a $1.1 million increase in certificates of deposit and CDARS accounts.

The following table shows the average balances and average costs of deposits for the three-month periods ended March 31, 2026 and 2025:

	March 31, 2026		March 31, 2025
	Average		Average
(dollars in thousands)	Balance	Cost	Balance	Cost

Noninterest bearing demand deposits	$117,694	0.00%	$104,058	0.00%
Interest bearing demand deposits	113,589	1.36%	119,970	0.81%
Savings and money market deposits	154,045	0.95%	147,106	0.70%
Time deposits	312,190	3.53%	361,605	4.15%
	$697,518	2.01%	$732,739	2.32%

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

The Bank is approved to borrow 75% of eligible pledged single-family residential loans and 50% of eligible pledged commercial loans as well as investment securities, or approximately $83.8 million under a secured line of credit with the Federal Home Loan Bank of Atlanta (“FHLB”). The Bank also has a facility with the Federal Reserve Bank (“FRB”), which has been in place for over 10 years and is collateralized by loans. Under this facility, the Bank can borrow approximately $34.0 million. Additionally, the Bank has $23.5 million ($14.5 million unsecured and $9.0 million secured) of overnight federal funds lines of credit available from commercial banks.

FHLB advances of $62.7 million were outstanding as of March 31, 2026 and December 31, 2025, respectively. Management believes that we have adequate liquidity sources to meet all anticipated liquidity needs over the next 12 months. Management knows of no trend or event which is likely to have a material impact on our ability to maintain liquidity at satisfactory levels. Uninsured deposits were approximately $196.9 million, or 27.7% of total deposits, at March 31, 2026.

Borrowings and Other Contractual Obligations

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

Specific information about the Company’s borrowings and contractual obligations is set forth in the following table:

	March 31,	December 31,
(dollars in thousands)	2026	2025
Amount outstanding at period-end:
Securities sold under repurchase agreements	$3,452	$4,317
Federal Home Loan Bank advances	62,700	62,700
Long-term debt (net of issuance costs)	12,048	12,036
Weighted average rate paid at period-end:
Securities sold under repurchase agreements	1.25%	1.25%
Federal Home Loan Bank advances	3.82%	3.80%
Long-term debt	7.88%	7.88%

Off-Balance Sheet Arrangements

In the normal course of business, the Bank makes commitments to extend credit and issues standby letters of credit. Outstanding loan commitments, unused lines of credit, and letters of credit as of March 31, 2026 and December 31, 2025 are as follows:

	March 31,	December 31,
(Dollars in thousands)	2026	2025

Loan commitments
Construction and land development	$2,936	$2,400
Commercial	3,205	2,875
Commercial real estate	16,533	23,429
Residential	431	75
	$23,105	$28,779

Unused lines of credit
Home-equity lines	$13,796	$15,491
Commercial lines	60,093	64,568
	$73,889	$80,059

Letters of credit	$2,309	$2,234

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

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended March 31, 2026 and 2025

General

Net income for the three months ended March 31, 2026 was $1.8 million compared to $1.2 million for the three months ended March 31, 2025. Total interest income increased by $1.3 million, from $9.9 million for the three months ended March 31, 2025 to $11.2 million for the three months ended March 31, 2026. Total interest expense decreased by $13 thousand, remaining consistent at $4.4 million for the three months ended March 31, 2026 and 2025. The provision for credit losses for the three-month periods ended March 31, 2026 and March 31, 2025 was $0 and $30 thousand, respectively. Noninterest income decreased by $83 thousand, from $514 thousand for the three months ended March 31, 2025 to $431 thousand for the three months ended March 31, 2026. Noninterest expense increased by $244 thousand, from $4.5 million for the three months ended March 31, 2025 to $4.7 million for the three months ended March 31, 2026. Income tax expense increased by $320 thousand, from $316 thousand for the three months ended March 31, 2025 to $636 thousand for the three months ended March 31, 2026.

Net Interest Income

Net interest income was $6.8 million for the three months ended March 31, 2026 compared to $5.5 million for the same period of 2025. The net yield on interest earning assets increased to 3.28% for the three months ended March 31, 2026 from 2.81% for the same period of 2025. Higher interest income on loans was the driving factor in the higher net interest income, offset by the Federal Reserve rate decreases.

Total interest income for the three months ended March 31, 2026 was $11.2 million compared to $9.9 million for the same period of 2025, an increase of $1.3 million, or 12.8%.

Total interest income on loans for the three months ended March 31, 2026 increased by $1.4 million when compared to the same period of 2025 due to a $44.3 million higher average loan balance for the three months ended March 31, 2026 when compared to the same period of 2025 and a higher loan yield of 6.12% for the three months ended March 31, 2026 versus 5.64% for the same period of 2025. Investment income for the three months ended March 31, 2026 decreased by $224 thousand, or 17.9%, when compared to the same period of 2025 due to a decrease in the fully-taxable equivalent yield to 2.65% for the three months ended March 31, 2026 compared to 2.97% for the same period of 2025, and a $13.6 million lower average investment balance. The fully-taxable equivalent yield on total interest-earning assets increased 34 basis points to 5.37% for the three months ended March 31, 2026 from 5.03% for the same period of 2025. The average balance of total interest-earning assets increased by $44.5 million to $835.0 million for the three months ended March 31, 2026 compared to $790.6 million for the same period of 2025.

Total interest expense for the three months ended March 31, 2026 and 2025 was $4.4 million. There was an increase of $9.8 million in the average balance of interest-bearing liabilities to $659.9 million for the three months ended March 31, 2026 compared to $650.0 million for the same period of 2025, offset by a lower overall cost of funds on interest bearing deposits and borrowings of 2.65% for the three months ended March 31, 2026 compared to 2.70% for the same period of 2025. Cost of funds for time deposits decreased to 3.53% for the three months ended March 31, 2026 from 4.15% for the same period of 2025. Costs of funds attributable to long-term debt and FHLB and other borrowings increased to 4.59% for the three months ended March 31, 2026 from 3.17% for the same period of 2025.

Average noninterest-earning assets increased by $6.0 million to $32.2 million for the three months ended March 31, 2026 compared to $26.2 million in the same period of 2025. Average noninterest-bearing deposits increased by $13.6 million to $117.7 million during the three months ended March 31, 2026 compared to $104.1 million in the same period of 2025. The average balance in stockholders’ equity increased by $9.5 million for the three months ended March 31, 2026 when compared with the same period of 2025.

The following table sets forth information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities for the three-month periods ended March 31, 2026 and 2025. Average balances are also provided for noninterest-earning assets and noninterest-bearing liabilities.

	Three Months Ended			Three Months Ended
(dollars in thousands)	March 31, 2026			March 31, 2025
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
Assets:
Loans	$637,922	$9,762	6.12%	$593,653	$8,366	5.64%
Securities, taxable (1)	135,809	847	2.49%	149,525	1,052	2.81%
Securities, tax exempt (1)	18,807	177	3.76%	18,690	196	4.19%
Deposits at other financial institutions and other interest-earning assets (1)	42,494	430	4.05%	28,701	335	4.67%
Total interest-earning assets	835,032	11,216	5.37%	790,569	9,949	5.03%
Noninterest-earning assets	32,161			26,191
Total assets	$867,193			$816,760

Liabilities and Stockholders’ Equity:
NOW, savings, and money market	$267,634	752	1.12%	$267,076	500	0.75%
Certificates of deposit	312,190	2,753	3.53%	361,605	3,749	4.15%
Securities sold under repurchase agreements	5,317	16	1.20%	5,496	17	1.24%
FHLB advances	62,700	599	3.82%	4,944	12	0.97%
Long-term debt	12,040	258	8.57%	10,852	113	4.17%
Total interest-bearing liabilities	659,881	4,378	2.65%	649,973	4,391	2.70%

Noninterest-bearing deposits	117,694			104,058
Noninterest-bearing liabilities	23,425			6,072
Total liabilities	801,000			760,103
Stockholders' equity	66,193			56,657
Total liabilities and stockholders' equity	$867,193			$816,760

Net interest income		$6,838			$5,558

Interest rate spread			2.72%			2.33%

Net yield on interest-earning assets			3.28%			2.81%

Ratio of average interest-earning assets to
Average interest-bearing liabilities			126.54%			121.63%

(1) - Interest on tax-exempt securities and other tax-exempt investments are reported on a fully taxable equivalent basis. The federal, state and combined tax rates used were 21.00%, 8.25% and 27.5175% respectively.

Provision for Credit Losses

For the three months ended March 31, 2026, a provision for credit losses on loans of $90 thousand and a provision for held to maturity securities of $9 thousand, offset by a recovery for unfunded loan commitments of $99 thousand, resulted in a net provision of $0. For the three months ended March 31, 2025, a provision for credit losses on loans of $40 thousand and a provision for held to maturity securities of $3 thousand, offset by a recovery for unfunded loan commitments of $13 thousand, resulted in a net provision of $30 thousand.

The table below provides a breakdown of the allowance for credit losses by loan portfolio as of March 31, 2026 and December 31, 2025.

Allocation of the Allowance for Credit Losses on Loans

 At March 31, 2026 and December 31, 2025

 (Dollars in thousands)

	2026		2025
	Allocation	% of Total*	Allocation	% of Total*
Real estate:
Commercial	$2,384	53.48%	$2,384	54.67%
Construction and land development	520	11.66%	520	11.92%
Residential	651	14.60%	644	14.77%
Commercial	762	17.09%	762	17.47%
Consumer	1	0.02%	1	0.02%
Unallocated	140	3.14%	50	1.15%
	$4,458	100.00%	$4,361	100.00%

* Percentage of loan type to the total loan portfolio.

The following table details the activity in the allowance for credit losses for the three months ended March 31, 2026 and 2025.

	For the Quarters Ended
	March 31,
	2026	2025
	(Dollars in thousands)
Balance at beginning of year	$4,361	$4,260
Charge-offs:
Commercial	-	-
Total Charge-offs	-	-

Recoveries:
Real Estate:
Residential	7	4
Total Recoveries	7	4

Net recoveries	7	4
Provision for credit losses - loans	90	40
Balance at end of period	$4,458	$4,304
Net recoveries to average loans (annualized)	0.004%	0.003%

	At March 31, 2026	At March 31, 2025
Ratios:
ACL on loans to loans	0.70%	0.71%
Non accrual loans to loans	0.00%	0.43%
ACL on loans to non accrual loans	N/A	164.71%

Noninterest Income

Noninterest income for the three months ended March 31, 2026 was $431 thousand compared to $514 thousand for the same period of 2025, a decrease of $83 thousand, or 16.1%. The decrease was due primarily to a decrease of $94 thousand for the gain on the unwinding of a fair value hedge and a decrease of $8 thousand in service charge income, offset by a $29 thousand increase in mortgage banking income.

Noninterest Expense

Noninterest expense for the three months ended March 31, 2026 totaled $4.7 million compared to $4.5 million for the same period of 2025, an increase of $244 thousand, or 5.4%. The increase was due primarily to an increase of $182 thousand in salaries and employee benefits due to higher staffing levels in 2026, an increase of $130 thousand in furniture and equipment expense due to an increase in software maintenance costs, an increase in other real estate owned expense of $39 thousand, offset by a decrease of $98 thousand in Federal Deposit Insurance Corporation premiums.

Income Tax Expense

Income tax expense for the three months ended March 31, 2026 was $636 thousand compared to $316 thousand for the same period of 2025. The effective tax rate was 25.8% for the three months ended March 31, 2026 compared to 21.3% for the same period of 2025. The increase in the effective tax rate was due to a lower percentage of tax exempt revenue in 2026 versus 2025.

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

Item 2.         Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3.         Defaults upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

Not Applicable.

Item 5.         Other Information

None of the directors or officers of the Company notified the Company that, during the quarter ended March 31, 2026, they adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of securities of the registrant intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Exchange Act or (ii) any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of the SEC’s Regulation S-K.

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

104

The cover page of Farmers and Merchants Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted in Inline XBRL, included within the Exhibit 101 attachments (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS AND MERCHANTS BANCSHARES, INC.

Date: May 15, 2026	/s/ Gary A. Harris
Gary A. Harris
Chief Executive Officer
(Principal Executive Officer)

Date May 15, 2026	/s/ Paul B. Susie
Paul B. Susie
Treasurer and Chief Financial Officer
(Principal Financial Officer & Principal Accounting Officer)