Form 10-Q
period 2026-06-30
Farmers & Merchants Bancshares, Inc.
filed 2026-08-11
CIK 1698022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2026

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,262,958 as of August 11, 2026.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands)

(Unaudited)

	June 30,	December 31,
	2026	2025 *

Assets

Cash and due from banks	$54,323	$46,113
Federal funds sold and other interest-bearing deposits	1,163	566
Cash and cash equivalents	55,486	46,679
Certificates of deposit in other banks	100	100
Securities available for sale, at fair value	109,091	118,730
Securities held to maturity, at amortized cost less allowance for credit losses of $63 and $79	20,863	21,055
Equity security, at fair value	553	550
Restricted stock, at cost	3,475	3,693
Mortgage loans held for sale	694	714
Loans, less allowance for credit losses of $4,518 and $4,361	636,549	633,144
Premises and equipment, net	6,987	7,141
Accrued interest receivable	2,402	2,535
Deferred income taxes, net	6,404	6,277
Other real estate owned, net	1,665	1,673
Bank owned life insurance	15,555	15,353
Goodwill and other intangibles, net	7,014	7,018
Other assets	7,374	7,296
Total Assets	$874,212	$871,958

Liabilities and Stockholders' Equity

Deposits
Noninterest-bearing	$126,385	$117,098
Interest-bearing	598,740	603,361
Total deposits	725,125	720,459
Securities sold under repurchase agreements	4,559	4,317
Federal Home Loan Bank of Atlanta advances	57,700	62,700
Long-term debt, net of issuance costs	12,060	12,036
Accrued interest payable	989	1,278
Other liabilities	6,185	6,508
Total liabilities	806,618	807,298
Stockholders' equity
Common stock, par value $.01 per share, authorized 5,000,000 shares; issued and outstanding 3,262,958 shares in 2026 and 3,229,795 shares in 2025	33	32
Additional paid-in capital	32,735	32,148
Retained earnings	47,766	45,210
Accumulated other comprehensive loss	(12,940)	(12,730)
Total Stockholders' equity	67,594	64,660
Total liabilities and stockholders' equity	$874,212	$871,958

* Derived from audited consolidated financial statements

The accompanying notes are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

(Dollars in thousands except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Interest income
Loans, including fees	$9,647	$8,899	$19,409	$17,265
Investment securities - taxable	798	1,070	1,643	2,121
Investment securities - tax exempt	157	153	298	309
Federal funds sold and other interest earning assets	417	171	819	485
Total interest income	11,019	10,293	22,169	20,180

Interest expense
Deposits	3,417	4,071	6,922	8,321
Securities sold under repurchase agreements	10	12	26	29
Federal Home Loan Bank advances	559	110	1,158	122
Long-term debt	258	109	516	222
Total interest expense	4,244	4,302	8,622	8,694
Net interest income	6,775	5,991	13,547	11,486

Provision for credit losses	-	238	-	268

Net interest income after provision for credit losses	6,775	5,753	13,547	11,218

Noninterest income
Service charges on deposit accounts	174	178	331	342
Mortgage banking income	72	47	130	76
Bank owned life insurance income	102	106	202	211
Fair value adjustment of equity security	(2)	1	(5)	10
Gain on settlement of fair value hedge	-	-	-	94
Other fees and commissions	177	124	296	236
Total noninterest income	523	456	954	969

Noninterest expense
Salaries	2,348	2,191	4,425	4,398
Employee benefits	583	531	1,277	913
Occupancy	319	280	664	608
Furniture and equipment	420	480	885	815
Professional services	201	218	344	391
Automated teller machine and debit card expenses	147	168	316	336
Federal Deposit Insurance Corporation premiums	81	117	182	316
Postage, delivery, and armored carrier	65	64	131	142
Advertising	49	74	106	130
Other real estate owned expense, net	6	67	50	71
Other	573	540	1,154	1,108
Total noninterest expense	4,792	4,730	9,534	9,228

Income before income taxes	2,506	1,479	4,967	2,959
Income taxes	610	280	1,246	596
Net income	$1,896	$1,199	$3,721	$2,363

Earnings per common share - basic	$0.58	$0.38	$1.14	$0.74
Earnings per common share - diluted	$0.58	$0.38	$1.14	$0.74

The accompanying notes are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Net income	$1,896	$1,199	$3,721	$2,363

Other comprehensive income (loss), net of income taxes:

Total unrealized gain (loss) on investment securities available for sale	385	682	(290)	1,995

Income tax (expense) benefit	(106)	(188)	80	(547)

Total other comprehensive income (loss)	279	494	(210)	1,448

Total comprehensive income	$2,175	$1,693	$3,511	$3,811

The accompanying notes are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Three and six months ended June 30, 2026 and 2025

(Unaudited)

(Dollars in thousands except per share data)

			Additional		Accumulated other	Total
	Common stock		paid-in	Retained	comprehensive	stockholders'
	Shares	Par value	capital	earnings	income (loss)	equity

Three months ended June 30, 2025
Balance, March 31, 2025	3,175,347	$32	$31,294	$42,777	$(15,555)	$58,548
Net income	-	-	-	1,199	-	1,199
Other comprehensive income	-	-	-	-	494	494
Stock-based compensation	-	-	5	-	-	5
Balance, June 30, 2025	3,175,347	$32	$31,299	$43,976	$(15,061)	$60,246

Six months ended June 30, 2025
Balance, December 31, 2024	3,166,653	$32	$31,136	$41,613	$(16,509)	$56,272
Net income	-	-	-	2,363	-	2,363
Other comprehensive income	-	-	-	-	1,448	1,448
Stock-based compensation	8,694	-	163	-	-	163
Balance, June 30, 2025	3,175,347	$32	$31,299	$43,976	$(15,061)	$60,246

Three months ended June 30, 2026
Balance, March 31, 2026	3,235,707	$32	$32,253	$47,035	$(13,219)	$66,101
Net income	-	-	-	1,896	-	1,896
Other comprehensive income	-	-	-	-	279	279
Stock-based compensation	-	-	26	-	-	26
Cash dividends, $.36 per share	-	-	-	(1,165)	-	(1,165)
Dividends reinvested	27,251	1	456	-	-	457
Balance, June 30, 2026	3,262,958	$33	$32,735	$47,766	$(12,940)	$67,594

Six months ended June 30, 2026
Balance, December 31, 2025	3,229,795	$32	$32,148	$45,210	$(12,730)	$64,660
Net income	-	-	-	3,721	-	3,721
Other comprehensive loss	-	-	-	-	(210)	(210)
Stock-based compensation	5,912	-	131	-	-	131
Cash dividends, $.36 per share	-	-	-	(1,165)	-	(1,165)
Dividends reinvested	27,251	1	456	-	-	457
Balance, June 30, 2026	3,262,958	$33	$32,735	$47,766	$(12,940)	$67,594

The accompanying notes are an integral part of these consolidated financial statements

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

Six Months Ended June 30,	2026	2025

Reconciliation of net income to net cash provided by operating activities
Net income	$3,721	$2,363
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	364	380
Provision for credit losses	-	268
Accretion of right of use asset	(11)	(3)
Equity security dividends reinvested	(8)	(8)
Unrealized loss (gain) on equity security	5	(9)
Write down of other real estate owned	-	83
Loss on fair value hedge	-	64
Gain on settlement of fair value hedge	-	(94)
Stock based compensation	131	163
Amortization of debt issuance costs	24	3
Amortization of premiums and (accretion of discounts), net	(180)	(227)
Bank owned life insurance cash surrender value	(202)	(211)
Increase (decrease) in
Deferred loan fees and costs, net	13	41
Accrued interest payable	(289)	(83)
Other liabilities	32	225
Decrease (increase) in
Mortgage loans held for sale	20	(484)
Accrued interest receivable	133	50
Other assets	(209)	(624)
Net cash provided by operating activities	3,544	1,897

The accompanying notes are an integral part of these consolidated financial statements

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

Six Months Ended June 30,	2026	2025

Cash flows from investing activities
Proceeds from maturity, principal repayments and calls of securities
Available for sale	9,798	7,110
Held to maturity	500	-
Purchase of securities
Available for sale	(600)	-
Held to maturity	(214)	(773)
Loans made to customers, net of principal collected	(3,514)	(34,491)
Redemption (purchase) of stock in FHLB of Atlanta	218	(269)
Proceeds from sale of other real estate owned	8	-
Purchases of premises, equipment and software	(133)	(206)
Net cash provided by (used in) investing activities	6,063	(28,629)

Cash flows from financing activities
Net increase (decrease) in
Noninterest-bearing deposits	9,287	14,200
Interest-bearing deposits	(4,621)	(24,108)
Securities sold under repurchase agreements	242	(792)
Federal Home Loan Bank of Atlanta (repayments) advances	(5,000)	5,000
Long-term debt principal payments	-	(944)
Dividends paid, net of reinvestments	(708)	-
Net cash used in financing activities	(800)	(6,644)

Net increase (decrease) in cash and cash equivalents	8,807	(33,376)

Cash and cash equivalents at beginning of period	46,679	64,659
Cash and cash equivalents at end of period	$55,486	$31,283

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$6,356	$8,771
Cash paid during the period for income taxes	1,034	134
Supplemental disclosure of non-cash transactions:
Net unrealized (loss) gain on securities available for sale	(544)	2,682
Increase (decrease) in fair value of interest rate swap agreements	250	(738)
Foreclosure in settlement of loan receivable	-	1,665
Issuance of common stock, dividend reinvestment plan	27,252	-

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods have been made. Such adjustments were normal and recurring in nature. The results of operations for the three and six month periods ended June 30, 2026 do not necessarily reflect the results that may be expected for the fiscal year ending December 31, 2026 or any future interim period. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2025, which are included in Farmers and Merchants Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025 that was filed with the Securities and Exchange Commission (the “SEC”).

Recent Accounting Pronouncements

Management has the responsibility for the selection and use of appropriate accounting policies. The significant accounting policies used by the Company are described in the notes to the consolidated financial statements.

In November 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-08, “Financial Instruments—Credit Losses (Topic 326): Purchased Loans.” The amendments in this ASU expand the population of acquired financial assets accounted for using the gross-up approach. Acquired loans (excluding credit cards) are deemed purchased seasoned loans and accounted for using the gross-up approach upon acquisition if criteria established by the new guidance are met. This change aims to enhance comparability and consistency, and better reflect the economics of acquiring financial assets. This ASU is effective for annual reporting periods beginning after December 15, 2026, and for interim reporting periods within those annual reporting periods. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued or made available for issuance. If an entity adopts this ASU in an interim reporting period, it should apply it as of the beginning of that interim reporting period or the beginning of the annual reporting period that includes that interim reporting period. The Company does not expect the adoption of ASU 2025-08 to have a material impact on its consolidated financial statements.

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

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

3.	Investment Securities

Investments in debt securities are summarized as follows:

June 30 2026
	Amortized	Unrealized	Unrealized	Fair	Allowance for	Net Carrying
(Dollars in thousands)	cost	gains	losses	value	Credit Losses	Amount

Available for sale

State and municipal	$160	$-	$4	$156	$-	$156
SBA pools	444	3	2	445	-	445
Corporate bonds	6,889	-	426	6,463	-	6,463
Mortgage-backed securities	119,481	-	17,454	102,027	-	102,027
	$126,974	$3	$17,886	$109,091	$-	$109,091

Held to maturity

State and municipal	$20,926	$28	$975	$19,979	$63	$20,863

December 31, 2025
	Amortized	Unrealized	Unrealized	Fair	Allowance for	Net Carrying
(Dollars in thousands)	cost	gains	losses	value	Credit Losses	Amount

Available for sale

State and municipal	$205	$-	$3	$202	$-	$202
SBA pools	512	2	2	512	-	512
Corporate bonds	7,044	-	580	6,464	-	6,464
Mortgage-backed securities	128,308	148	16,904	111,552	-	111,552
	$136,069	$150	$17,489	$118,730	$-	$118,730

Held to maturity

State and municipal	$21,134	$49	$929	$20,254	$79	$21,055

The tables above do not include portfolio level basis adjustments, which were $42 thousand and $211 thousand at June 30, 2026 and December 31, 2025, respectively.

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

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The following table summarizes Moody's and/or Standard & Poor's bond ratings (the Company’s primary credit quality indicators) for our portfolio of held-to-maturity securities issued by states and political subdivisions as of June 30, 2026 and December 31, 2025 at amortized cost:

(Dollars in thousands)	June 30, 2026	December 31, 2025
AAA	$2,831	$2,820
AA	11,869	12,285
A	1,196	1,202
BBB	-	-
Not rated	5,030	4,827
Total	$20,926	$21,134

Generally, the historical loss rates associated with securities having similar grades as those in our portfolio have not been significant. Furthermore, as of June 30, 2026, there were no past due principal or interest payments associated with these securities and none were on nonaccrual status.

The following table details activity in the allowance for credit losses on held-to-maturity securities for the three- and six-month periods ended June 30, 2026 and 2025:

	Three Months	Six Months	Three Months	Six Months
	Ended	Ended	Ended	Ended
(dollars in thousands)	June 30, 2026	June 30, 2026	June 30, 2025	June 30, 2025

Beginning balance	$88	$79	$63	$60
(Recovery of) provision for credit losses	(25)	(16)	18	21
Ending balance	$63	$63	$81	$81

Accrued interest receivable on available for sale securities totaled $260 thousand and $267 thousand as of June 30, 2026 and December 31, 2025, respectively, and accrued interest receivable on held to maturity securities totaled $119 thousand and $121 thousand as of June 30, 2026 and December 31, 2025, respectively.  Both are grouped in accrued interest receivable on the consolidated balance sheets. Accrued interest receivable is not included as part of the calculation of the allowance for credit losses estimate.

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Contractual maturities, shown below, will differ from actual maturities because borrowers and issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
(Dollars in thousands)	Amortized	Fair	Amortized	Fair
June 30, 2026	cost	value	cost	value

Within one year	$-	$-	$-	$-
Over one to five years	2,849	2,715	1,606	1,605
Over five to ten years	4,200	3,904	11,640	11,359
Over ten years	-	-	7,680	7,015
	7,049	6,619	20,926	19,979
Mortgage-backed securities and SBA pools, due in monthly installments	119,925	102,472	-	-
	$126,974	$109,091	$20,926	$19,979

Securities with a carrying value of $59.4 million and $21.0 million as of June 30, 2026 and December 31, 2025, respectively, were pledged as collateral for borrowings, securities sold under repurchase agreements and other collateralized deposits.

During the three- and six-month periods ended June 30, 2026 and 2025, there were no sales of available for sale securities.

The following table sets forth the Company’s gross unrealized losses on a continuous basis for available for sale debt securities, by category and length of time.

(Dollars in thousands)
June 30, 2026	Less than 12 months		12 months or more		Total

Description of investments	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

State and municipal	$-	$-	$156	$4	$156	$4
SBA pools	-	-	238	2	238	2
Corporate bonds	347	3	5,866	423	6,213	426
Mortgage-backed securities	20,041	271	81,986	17,183	102,027	17,454
Total	$20,388	$274	$88,246	$17,612	$108,634	$17,886

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

As of June 30, 2026, management did not have the intent to sell any of the securities before a recovery of cost, and it is more likely than not that the Company will not be required to sell before the recovery of the amortized cost basis. The unrealized losses as of June 30, 2026 were due to increases in market interest rates over the yields available at the time the underlying securities were purchased as well as other market conditions for each particular security based upon the structure and remaining principal balance. The fair values of the investment securities are expected to recover as the securities approach their maturity dates or repricing dates or if market yields for such investments decline. Based on these factors, as of June 30, 2026, management believes that the unrealized losses detailed in the table above are temporary and, accordingly, none of these unrealized losses have been recognized in the Company’s consolidated statement of income.

4.	Loans and Allowance for Credit Losses

Major categories of loans are as follows:

	June 30,	December 31,
(Dollars in Thousands)	2026	2025

Real estate:
Commercial	$441,266	$432,726
Construction/Land development	31,576	36,352
Residential	118,803	118,924
Commercial and industrial	50,146	49,869
Consumer	110	469
Total Loans	641,901	638,340
Less: Allowance for credit losses	4,518	4,361
Deferred origination fees, net of costs	834	835
	$636,549	$633,144

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

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

An age analysis of past due loans, segregated by type of loan, is as follows:

			90 Days				Past Due 90
(Dollars in thousands)	30 - 59 Days	60 - 89 Days	or More	Total		Total	Days or More
June 30, 2026	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing

Real estate:
Commercial	$-	$-	$-	-	$441,266	$441,266	$-
Construction and land development	324	-	-	324	31,252	31,576	-
Residential	145	-	-	145	118,658	118,803	-
Commercial and industrial	72	-	-	72	50,074	50,146	-
Consumer	-	-	-	-	110	110	-
Total	$541	$-	$-	$541	$641,360	$641,901	$-

December 31, 2025
Real estate:
Commercial	$-	$-	$-	$-	$432,726	$432,726	$-
Construction and land development	-	-	-	-	36,352	36,352	-
Residential	151	-	-	151	118,773	118,924	-
Commercial and industrial	-	50	-	50	49,819	49,869	-
Consumer	-	-	-	-	469	469	-
Total	$151	$50	$-	$201	$638,139	$638,340	$-

There were no collateral-dependent or nonaccrual loans as of June 30, 2026 and December 31, 2025.

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

There were no loan modifications to borrowers experiencing financial difficulty for the quarter and six months ended June 30, 2026. The Bank modified one commercial real estate loan to a borrower experiencing financial distress during the six month period ended June 30, 2025. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of loans is also presented below. The term of the loan was extended by three months. The loan was not delinquent at June 30, 2026 and was not in default.

The following table presents the amortized cost basis of the loan modifications at June 30, 2026 and June 30, 2025 and the percentage of the amortized cost basis of the loan to the total cost basis of the class of loans and total loans.

	June 30, 2026		June 30, 2025
		Total Class		Total Class
	Term	of Financing	Term	of Financing
(Dollars in thousands)	Extension	Receivable	Extension	Receivable

Commercial real estate	$-	0.00%	$4,399	1.06%

Total	$-	0.00%	$4,399	0.71%

Accrued interest receivable on loans totaled $1.9 million at June 30, 2026 and $2.0 million at December 31, 2025 and is included in accrued interest receivable on the consolidated balance sheets. Accrued interest receivable is not included as part of the amortized costs of loans for the allowance for credit losses estimate.

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

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Loans by credit grade, segregated by loan type, at quarter end, and gross charge-offs during the year to date period are as follows:

	Term Loans Amortized Cost Basis by Origination
	As of and for the six months ended June 30, 2026
(dollars in thousands)							Revolving
	2026	2025	2024	2023	2022	Prior	Loans	Total
Commercial Real Estate

Pass	$58,699	$59,796	$45,756	$20,075	$58,097	$165,866	$6,272	$414,561
Special Mention	93	2,164	12,576	-	5,775	1,193	-	21,801
Substandard	-	328	-	-	-	4,576	-	4,904
Doubtful	-	-	-	-	-	-	-	-
Total	$58,792	$62,288	$58,332	$20,075	$63,872	$171,635	$6,272	$441,266
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Construction and Land Development

Pass	$2,959	$7,941	$11,300	$75	$2,638	$3,017	$695	$28,625
Special Mention	-	-	-	1,280	-	1,347	-	2,627
Substandard	-	-	324	-	-	-	-	324
Doubtful	-	-	-	-	-	-	-	-
Total	$2,959	$7,941	$11,624	$1,355	$2,638	$4,364	$695	$31,576
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Residential Real Estate

Pass	$13,465	$21,346	$10,199	$9,520	$16,248	$34,980	$11,794	$117,552
Special Mention	-	-	-	-	-	-	16	16
Substandard	1,235	-	-	-	-	-	-	1,235
Doubtful	-	-	-	-	-	-	-	-
Total	$14,700	$21,346	$10,199	$9,520	$16,248	$34,980	$11,810	$118,803
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial and Industrial

Pass	$4,450	$6,100	$7,972	$2,644	$3,182	$2,290	$12,424	$39,062
Special Mention	68	1,009	90	212	200	-	9,149	10,728
Substandard	-	6	-	-	-	-	350	356
Doubtful	-	-	-	-	-	-	-	-
Total	$4,518	$7,115	$8,062	$2,856	$3,382	$2,290	$21,923	$50,146
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Consumer

Pass	$15	$19	$46	$28	$-	$2	$-	$110
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$15	$19	$46	$28	$-	$2	$-	$110
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Aggregate total

Pass	$79,588	$95,202	$75,273	$32,342	$80,165	$206,155	$31,185	$599,910
Special Mention	161	3,173	12,666	1,492	5,975	2,540	9,165	35,172
Substandard	1,235	334	324	-	-	4,576	350	6,819
Doubtful	-	-	-	-	-	-	-	-
Total	$80,984	98,709	88,263	33,834	86,140	213,271	40,700	641,901
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Loans by credit grade, segregated by loan type, at year end, and gross charge-offs during the year ended are as follows:

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

Commercial and Industrial

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

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The following tables detail activity in the allowance for credit losses and loan balances by portfolio as of and for the six month periods ended June 30, 2026 and 2025, and as of and for the year ended December 31, 2025. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

						Allowance for credit losses ending		Outstanding loan balances
		Provision for				by evaluation method		evaluated:
(Dollars in thousands)	Beginning	(recovery of)	Charge		Ending
June 30, 2026	balance	credit losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$2,384	$-	$-	$50	$2,434	$-	$2,434	$-	$441,266
Construction and land development	520	-	-	-	520	-	520	-	31,576
Residential	644	-	-	10	654	-	654	-	118,803
Commercial and industrial	762	-	-	-	762	-	762	-	50,146
Consumer	1	-	-	-	1	-	1	-	110
Unallocated	50	97	-	-	147	-	147	-	-
	$4,361	$97	$-	$60	$4,518	$-	$4,518	$-	$641,901

						Allowance for credit losses ending		Outstanding loan balances
		Provision for				by evaluation method		evaluated:
(Dollars in thousands)	Beginning	(recovery of)	Charge		Ending
June 30, 2025	balance	credit losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$2,481	$821	$(356)	$-	$2,946	$300	$2,130	$307	$415,625
Construction and land development	478	(18)	-	-	460	-	460	-	31,032
Residential	751	(547)	-	15	219	-	735	270	115,456
Commercial and industrial	513	95	-	-	608	-	608	-	56,975
Consumer	4	(4)	-	-	-	-	-	-	544
Unallocated	33	(33)	-	-	-	-	-	-	-
	$4,260	$314	$(356)	$15	$4,233	$300	$3,933	$577	$619,632

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

						Allowance for credit losses ending		Outstanding loan balances
(Dollars in thousands)		Provision for				by evaluation method		evaluated:
As of and for the year ended	Beginning	(recovery of)	Charge		Ending
December 31, 2025	balance	credit losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$2,481	$550	$(647)	$-	$2,384	$-	$2,384	$-	$432,726
Construction and land development	478	42	-	-	520	-	520	-	36,352
Residential	751	(130)	-	23	644	-	644	-	118,924
Commercial	513	249	-	-	762	-	762	-	49,869
Consumer	4	(3)	-	-	1	-	1	-	469
Unallocated	33	17	-	-	50	-	50	-	-
	$4,260	$725	$(647)	$23	$4,361	$-	$4,361	$-	$638,340

Loans acquired from Carroll Community Bank in 2020 in connection with the Company’s acquisition of Carroll Bancorp, Inc. and Carroll Community Bank (collectively, the “Merger”) were measured at fair value at the acquisition date with no carryover of any allowance for credit losses. The following table provides activity for the accretable discount of purchased loans:

(Dollars in thousands)
Balance at December 31, 2025	$140
Accretion	(39)
Balance at June 30, 2026	$101

The following table details activity in the allowance for credit losses on unfunded loan commitments for the three- and six- month periods ended June 30, 2026 and 2025:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
(dollars in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Beginning balance	$95	$227	$194	$240
Provision for (recovery of) credit losses	18	(54)	(81)	(67)

Ending balance	$113	$173	$113	$173

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The following table provides a summary of all of the components of the allowance for credit losses:

	Three Months Ended June 30, 2026
(Dollars in thousands)	Held to maturity securities	Loans	Unfunded loan commitments	Total

Beginning balance	$88	$4,458	$95	$4,641
Provision for (recovery of) credit losses	(25)	7	18	-
Charge-offs	-	-	-	-
Recoveries	-	53	-	53
Ending balance	$63	$4,518	$113	$4,694

	Three Months Ended June 30, 2025
(Dollars in thousands)	Held to maturity securities	Loans	Unfunded loan commitments	Total

Beginning balance	$63	$4,304	$227	$4,594
Provision for (recovery of) credit losses	18	274	(54)	238
Charge-offs	-	(356)	-	(356)
Recoveries	-	11	-	11
Ending balance	$81	$4,233	$173	$4,487

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

	Six Months Ended June 30, 2026
(Dollars in thousands)	Held to maturity securities	Loans	Unfunded loan commitments	Total

Beginning balance	$79	$4,361	$194	$4,634
Provision for (recovery of) credit losses	(16)	97	(81)	-
Charge-offs	-	-	-	-
Recoveries	-	60	-	60
Ending balance	$63	$4,518	$113	$4,694

	Six Months Ended June 30, 2025
(Dollars in thousands)	Held to maturity securities	Loans	Unfunded loan commitments	Total

Beginning balance	$60	$4,260	$240	$4,560
Provision for (recovery of) credit losses	21	314	(67)	268
Charge-offs	-	(356)	-	(356)
Recoveries	-	15	-	15
Ending balance	$81	$4,233	$173	$4,487

5.	Goodwill and Other Intangibles

The Merger resulted in the recording of goodwill and a core deposit intangible (“CDI”). The following table presents the changes in both assets for the six-month periods ended June 30, 2026 and 2025:

(dollars in thousands)	Goodwill	CDI	Total

Balance at December 31, 2025	$6,978	$40	$7,018
Amortization	-	(4)	(4)
Balance at June 30, 2026	$6,978	$36	$7,014

Balance at December 31, 2024	$6,978	$48	$7,026
Amortization	-	(4)	(4)
Balance at June 30, 2025	$6,978	$44	$7,022

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

As of June 30, 2026, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain ratios as set forth in the table. There have been no conditions or events since that notification that management believes have changed the Bank’s category. The Company’s capital ratios as of June 30, 2026 were substantially the same as the Bank’s capital ratios as of such date.

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The following table presents actual and required capital ratios as of June 30, 2026 and December 31, 2025 for the Bank under the Basel III Capital Rules. The minimum capital amounts present the minimum required capital levels plus the capital conservation buffer as of June 30, 2026 and December 31, 2025, based on the provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

			Minimum		To Be Well
(Dollars in thousands)	Actual		Capital Adequacy (1)		Capitalized
June 30, 2026	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$90,107	12.75%	$74,198	10.50%	$70,665	10.00%
Tier 1 capital (to risk-weighted assets)	85,415	12.09%	60,065	8.50%	56,532	8.00%
Common equity tier 1 (to risk- weighted assets)	85,415	12.09%	49,465	7.00%	45,932	6.50%
Tier 1 leverage (to average assets)	85,415	9.98%	34,228	4.00%	42,785	5.00%

December 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$86,141	12.32%	$73,433	10.50%	$69,936	10.00%
Tier 1 capital (to risk-weighted assets)	81,508	11.65%	59,446	8.50%	55,949	8.00%
Common equity tier 1 (to risk- weighted assets)	81,508	11.65%	48,955	7.00%	45,459	6.50%
Tier 1 leverage (to average assets)	81,508	9.38%	34,774	4.00%	43,468	5.00%

(1)	Includes capital conservation buffer.

7.	Derivative Financial Instruments

The Company utilizes interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and other terms of the individual interest rate swap agreements.

Fair Value Hedges: Interest rate swaps with notional amounts totaling $15.7 million and $17.2 million as of June 30, 2026 and December 31, 2025, respectively, were designated as fair value hedges under the portfolio layer method of certain government agency mortgage backed securities. The hedges were determined to be effective during all periods presented. The Company expects the hedges to remain effective during the remaining terms of the swaps.

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The following table presents the amounts recorded on the consolidated balance sheets related to cumulative basis adjustments for fair value hedges at June 30, 2026 and December 31, 2025:

(dollars in thousands)

		Cumulative		Cumulative
Line Item in the	Amortized	basis adjustment of fair	Amortized	basis adjustment of fair
Balance Sheet in	cost of the	value hedging	cost of the	value hedging
Which the Hedged	hedged assets	adjustment	hedged assets	adjustment
Item is Included	June 30, 2026	June 30, 2026	December 31, 2025	December 31, 2025

Securities available for sale	$16,871	$42	$21,130	$211

The Company presents derivative positions gross on the balance sheet. The following table reflects the derivatives recorded on the balance sheet at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
	Fair	Fair
	Value	Value
Included in other assets:
Derivatives designated as hedges:
Interest rate swaps related to securities available for sale	$98	$-

Total included in other assets	$98	$-

Included in other liabilities:
Derivatives designated as hedges:
Interest rate swaps related to securities available for sale	$40	$192

Total included in other liabilities	$40	$192

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The effect of fair value hedge accounting on the statement of income for the three- and six- month periods ended June 30, 2026 and 2025 are as follows:

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
	Interest	Interest	Interest	Interest
	Income	Income	Income	Income

The effects of fair value hedging:
(Loss) gain on fair value hedging relationships:
Hedged items	$(11)	$(20)	$9	$(17)
Interest rate contracts designated as hedging instruments	-	(3)	117	225
Net (loss) gain on fair value hedging relationships included in interest income from investment securities - taxable	$(11)	$(23)	$126	$208

8.	Fair Value

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

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The following tables summarize financial assets measured at fair value on a recurring and nonrecurring basis at June 30, 2026 and December 31, 2025, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Carrying Value:
(Dollars in thousands)
June 30, 2026	Level 1	Level 2	Level 3	Total

Recurring:
Available for sale securities
State and municipal	$-	$156	$-	$156
SBA pools	-	445	-	445
Corporate bonds	-	6,463	-	6,463
Mortgage-backed securities	-	102,027	-	102,027
	$-	$109,091	$-	$109,091
Fair value hedge:
Hedging asset	$-	$98	$-	$98
Hedging liability	-	40	-	40
Net fair value hedge	$-	$58	$-	$58

Equity security at fair value:
Mutual fund	$553	$-	$-	$553

Nonrecurring:
Other real estate owned, net	$-	$-	$1,665	$1,665

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

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The following table provides information describing the unobservable inputs used in level 3 fair value measurements at June 30, 2026 and December 31, 2025:

June 30, 2026:
(dollars in thousands)
Assets	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)

Other real estate owned	$1,665	Third party appraisals and in-house real estate valuations of fair value	Marketability/selling costs and current market conditions	0%	to	10%	(5%)

December 31, 2025:
(dollars in thousands)
Assets	Fair Value	Valuation Techniques	Unobservable Input	Range (Average)

Other real estate owned	$1,673	Third party appraisals and in-house real estate valuations of fair value	Marketability/selling costs and current market conditions	0%	to	10%	(5%)

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The estimated fair value of financial instruments that are reported at amortized cost less allowance for credit losses in the Company’s consolidated balance sheets, segregated by the level of the valuation inputs were as follows:

	June 30, 2026		December 31, 2025
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets
Level 1 inputs
Cash and cash equivalents	$55,486	$55,486	$46,679	$46,679
Equity security	553	553	550	550
Level 2 inputs
Certificates of deposit in other banks	100	100	100	100
Accrued interest receivable	2,402	2,402	2,535	2,535
Securities available for sale	109,091	109,091	118,730	118,730
Securities held to maturity	16,393	15,509	16,799	15,998
Mortgage loans held for sale	694	694	714	714
Restricted stock, at cost	3,475	3,475	3,693	3,693
Bank owned life insurance	15,555	15,555	15,353	15,353
Fair value hedge	98	98	-	-
Level 3 inputs
Securities held to maturity	4,470	4,470	4,256	4,256
Loans, net	636,549	632,226	633,144	629,889

Financial liabilities
Level 1 inputs
Noninterest-bearing deposits	$126,385	$126,385	$117,098	$117,098
Securities sold under repurchase agreements	4,559	4,559	4,317	4,317
Level 2 inputs
Interest-bearing deposits	598,740	597,844	603,361	602,889
Federal Home Loan Bank advances	57,700	57,832	62,700	62,843
Long-term debt	12,060	12,388	12,036	12,840
Accrued interest payable	989	989	1,278	1,278
Fair value hedge	40	40	192	192

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

9.	Earnings per Share

Earnings per share is determined by dividing net income by the weighted average number of shares of common stock outstanding, giving retroactive effect to any stock dividends. The following table shows the weighted average number of shares used in computing earnings per share and the effect of the weighted average number of shares of dilutive potential common stock. The weighted average number of dilutive shares included 1,040 shares subject to restricted stock units (“RSUs”) for the three- and six- month periods ended June 30, 2026 and 164 and 154 shares subject to RSUs for the same periods of 2025.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share amounts)	2026	2025	2026	2025

Net income	$1,896	$1,199	$3,721	$2,363
Weighted average shares outstanding (basic)	3,238,103	3,175,347	3,236,683	3,174,290
Effect of dilutive restricted stock units	1,040	164	1,040	154
Weighted average shares outstanding (dilutive)	3,239,143	3,175,511	3,237,723	3,174,444

Earnings per share - basic	$0.58	$0.38	$1.14	$0.74
Earnings per share - diluted	$0.58	$0.38	$1.14	$0.74

10.	Retirement Plans

The Company has a profit sharing plan qualifying under Section 401(k) of the Internal Revenue Code. All employees age 21 or older with nine months of service are eligible for participation in the plan. The Company matches employee contributions up to 4% of total compensation and may make additional discretionary contributions. Employee and employer contributions are 100% vested when made. The Company’s contributions to this plan were $72 thousand and $80 thousand for the three- month periods ended June 30, 2026 and 2025, respectively, and $159 thousand and $166 thousand for the six-month periods ended June 30, 2026 and 2025, respectively.

The Company has entered into agreements with certain employees to provide life insurance benefits payable in connection with policies of life insurance on those employees that are owned by the Company. Some of the policies provide benefits subsequent to the employee’s employment with the Company. For this plan, the Company expensed $2 thousand for the three month periods ended June 30, 2026 and 2025, and $4 thousand for the six month periods ended June 30, 2026 and 2025.

The Company adopted supplemental executive retirement plans for four of its executives. The plans provide cash compensation to the executive officers under certain circumstances, including a separation of service. The benefits vest over the period from adoption to a specified age for each executive. The Company recorded expenses, including interest, of $59 thousand and $65 thousand for the three-month periods ended June 30, 2026 and 2025, respectively, and $118 thousand and $130 thousand for the six-month periods ended June 30, 2026 and 2025, respectively.

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

Additional information is as follows:

		June 30,	December 31,
(Dollars in thousands)		2026	2025
Amount outstanding at period end:
Securities sold under repurchase agreements		$4,559	$4,317
Federal Home Loan Bank advances		57,700	62,700
Federal Home Loan Bank advances mature in	2026	$40,200	$50,200
	2027	$17,500	$12,500

Subordinated Debt (net of issuance costs) matures in	2035	$12,060	$12,036

Average rate paid during the period ended:
Securities sold under repurchase agreements		1.25%	1.25%
Federal Home Loan Bank advances		3.78%	3.80%
Subordinated Debt		7.88%	7.88%

The Bank is approved to borrow 75% of eligible pledged single-family residential loans and 50% of eligible pledged commercial loans as well as investment securities, or approximately $105.4 million under a secured line of credit with the FHLB. The Bank also has a facility with the Reserve Bank, which has been in place for over 10 years and is collateralized by loans. Under this facility, the Bank can borrow approximately $31.9 million. Additionally, the Bank has $23.5 million ($14.5 million unsecured and $9.0 million secured) of overnight federal funds lines of credit available from commercial banks.

FHLB advances of $57.7 million and $62.7 million were outstanding as of June 30, 2026 and December 31, 2025, respectively.

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

During the six months ended June 30, 2026, the Company paid bonuses in the aggregate amount of $152 thousand to certain employees in the form of restricted stock units (“RSUs”) which vest over a three year period. To effect this, the Company granted RSUs relating to 8,700 shares of common stock having a grant date fair value of $17.50 per share. Additionally, certain directors elected to have some or all of their 2025 fees paid in shares of common stock. The Company paid $101 thousand of board fees in the form of common stock by issuing 5,912 shares having a grant date fair value of $17.02 per share.

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

A summary of the Company’s RSU activity during the six months ended June 30, 2026 is shown below:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value per Share

Balance at December 31, 2025	1,000	$18.54
Granted	8,700	17.50
Vested	-	-
Forfeited	-	-
Balance at June 30, 2026	15,612	$17.61

The compensation cost charged to equity in respect of awards granted under the Equity Plan was $26 thousand and $5 thousand for the three months ended June 30, 2026 and 2025, respectively, and $131 thousand and $163 thousand for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, there was $126 thousand of unrecognized compensation cost related to the unvested RSUs, which is expected to be recognized over a period of 29 months.

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

Financial Condition

Total assets increased by $2.2 million, or 0.3%, to $874.2 million at June 30, 2026 from $872.0 million at December 31, 2025. The increase in total assets was due primarily to an increase of $8.8 million in cash and cash equivalents and an increase of $3.4 million in loans, offset by a decrease of $9.6 million in available for sale securities.

Total liabilities decreased by $680 thousand, or 0.1%, to $806.6 million at June 30, 2026 from $807.3 million at December 31, 2025. The decrease was due primarily to a $5.0 million decrease in Federal Home Loan Bank advances, offset by a $4.7 million increase in deposits and a $242 thousand increase in repurchase agreements.

Stockholders’ equity increased by $2.9 million, or 4.5%, to $67.6 million at June 30, 2026 from $64.7 million at December 31, 2025. The increase was primarily due to net income of $3.7 million, $236 thousand in stock based compensation, and $352 thousand of reinvested dividends. These increases were offset by cash dividends paid of $1.1 million and other comprehensive loss of $210 thousand.

Loans

Major categories of loans at June 30, 2026 and December 31, 2025 were as follows:

	June 30,		December 31,
(Dollars in thousands)	2026		2025

Real estate:
Commercial	$441,266	69%	$432,726	68%
Construction/Land development	31,576	4%	36,352	5%
Residential	118,803	19%	118,924	19%
Commercial and industrial	50,146	8%	49,869	8%
Consumer	110	0%	469	0%
	641,901	100%	638,340	100%
Less: Allowance for credit losses	4,518		4,361
Deferred origination fees net of costs	834		835
	$636,549		$633,144

Net loans increased by $3.4 million, or 0.5%, to $636.5 million at June 30, 2026 from $633.1 million at December 31, 2025. The increase was due primarily to increases of $8.5 million in commercial real estate loans and $277 thousand in commercial loans, offset by decreases of $4.8 million in construction loans, $359 thousand in consumer loans and $121 thousand in residential real estate loans. The allowance for credit losses on loans increased slightly to $4.5 million at June 30, 2026, up from $4.4 million as of December 31, 2025.

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

The following table provides the activity for the allowance for credit losses for the three- and six-month periods ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026				Six Months Ended June 30, 2026
(Dollars in thousands)	Held to maturity securities	Loans	Unfunded loan commitments	Total	Held to maturity securities	Loans	Unfunded loan commitments	Total

Beginning balance	$88	$4,458	$95	$4,641	$79	$4,361	$194	$4,634
Provision for (recovery of) credit losses	(25)	7	18	-	(16)	97	(81)	-
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	53	-	53	-	60	-	60
Ending balance	$63	$4,518	$113	$4,694	$63	$4,518	$113	$4,694

	Three Months Ended June 30, 2025				Six Months Ended June 30, 2025
(Dollars in thousands)	Held to maturity securities	Loans	Unfunded loan commitments	Total	Held to maturity securities	Loans	Unfunded loan commitments	Total

Beginning balance	$63	$4,304	$227	$4,594	$60	$4,260	$240	$4,560
Provision for (recovery of) credit losses	18	274	(54)	238	21	314	(67)	268
Charge-offs	-	(356)	-	(356)	-	(356)	-	(356)
Recoveries	-	11	-	11	-	15	-	15
Ending balance	$81	$4,233	$173	$4,487	$81	$4,233	$173	$4,487

Watch list loans include loans classified as Special Mention, Substandard, and Doubtful. As of June 30, 2026, the Company had $42.1 million of loans on a watch list, other than collateral-dependent loans, for which the borrowers have the potential for experiencing financial difficulties. As of December 31, 2025, the Company had $39.8 million of such loans. Watch List loans are subject to ongoing management attention and their classifications are reviewed regularly.

Management believes that the $4.5 million allowance for credit losses at June 30, 2026 is adequate to cover the potential losses in the loan portfolio. The Company’s loan portfolio grew by $3.6 million during the first six months of 2026. The allowance for credit losses on loans was 0.70% of the loan portfolio at June 30, 2026 compared to 0.68% at December 31, 2025.

Investment Securities

Investments in debt securities decreased by $9.8 million, or 7.0%, to $130.0 million at June 30, 2026 from $139.8 million at December 31, 2025. The Company had classified 84% and 85% of the investment portfolio as available for sale as of June 30, 2026 and December 31, 2025, respectively. The remaining balance of the portfolio was classified as held to maturity.

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

The allowance for held to maturity securities was $63 thousand at June 30, 2026 and $79 thousand at December 31, 2025. The reserve can vary from quarter to quarter due to the unrated portion of the bond portfolio where the projected life is the most significant factor in determining the reserve. The unrated bonds have a call provision at the option of the issuer. Market rates at quarter end determines if the bonds are projected to be called which shortens the projected life of the bonds significantly. If market rates are at a level that a call is not projected, the bonds are assumed to reach maturity which significantly lengthens the projected life. A longer projected life increases the allowance for credit losses.

Other Real Estate Owned

Other real estate owned (“OREO”) included one property at June 30, 2026 and two properties at December 31, 2025. The property is being marketed for sale.

	June 30,	December 31,
(dollars in thousands)	2026	2025

Other Real Estate Owned	$1,665	$1,673

Other assets

Other assets increased by $78 thousand to $7.4 million at June 30, 2026 from $7.3 million at December 31, 2025.

Deposits

Total deposits increased by $4.6 million, or 0.6%, to $725.1 million at June 30, 2026 from $720.5 million at December 31, 2025. The increase in deposits was due primarily to an $8.3 million increase in non-interest bearing demand deposits, a $5.0 million increase in certificates of deposit, a $1.7 million increase in CDARs, a $1.6 million increase in interest bearing checking accounts and a $500 thousand increase in savings accounts, offset by an $8.5 million decrease in brokered deposits, and a $5.1 million decrease in money market accounts.

The following table shows the average balances and average costs of deposits for the six-month periods ended June 30, 2026 and 2025:

	June 30, 2026		June 30, 2025
	Average		Average
(dollars in thousands)	Balance	Cost	Balance	Cost

Noninterest bearing demand deposits	$119,870	0.00%	$105,945	0.00%
Interest bearing demand deposits	131,424	1.18%	114,905	0.79%
Savings and money market deposits	150,932	0.94%	146,195	0.92%
Time deposits	310,597	3.50%	366,640	3.92%
	$712,823	1.94%	$733,685	2.27%

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

The Bank is approved to borrow 75% of eligible pledged single-family residential loans and 50% of eligible pledged commercial loans as well as investment securities, or approximately $105.4 million under a secured line of credit with the Federal Home Loan Bank of Atlanta (the “FHLB”). The Bank also has a facility with the Federal Reserve Bank of Richmond (the “Reserve Bank”), which has been in place for over 10 years and is collateralized by loans. Under this facility, the Bank can borrow approximately $31.9 million. Additionally, the Bank has $23.5 million ($14.5 million unsecured and $9.0 million secured) of overnight federal funds lines of credit available from commercial banks.

FHLB advances of $57.7 million and $62.7 million were outstanding as of June 30, 2026 and December 31, 2025, respectively. Management believes that we have adequate liquidity sources to meet all anticipated liquidity needs over the next 12 months. Management knows of no trend or event which is likely to have a material impact on our ability to maintain liquidity at satisfactory levels. Uninsured deposits were approximately $107.4 million, or 14.8% of total deposits, at June 30, 2026.

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

Specific information about the Company’s borrowings and contractual obligations is set forth in the following table:

	June 30,	December 31,
(Dollars in thousands)	2026	2025
Amount outstanding at period-end:
Securities sold under repurchase agreements	$4,559	$4,317
Federal Home Loan Bank advances	57,700	62,700
Long-term debt (net of issuance costs)	12,060	12,036

Weighted average rate paid at period-end:
Securities sold under repurchase agreements	1.25%	1.25%
Federal Home Loan Bank advances	3.78%	3.82%
Long-term debt	7.88%	7.88%

Off-Balance Sheet Arrangements

In the normal course of business, the Bank makes commitments to extend credit and issues standby letters of credit. Outstanding loan commitments, unused lines of credit, and letters of credit as of June 30, 2026 and December 31, 2025 are as follows:

	June 30,	December 31,
(Dollars in thousands)	2026	2025

Loan commitments
Construction and land development	$3,331	$2,400
Commercial	5,987	2,875
Commercial real estate	20,945	23,429
Residential	825	75
	$31,088	$28,779

Unused lines of credit
Home-equity lines	$15,183	$15,491
Commercial lines	73,383	64,568
	$88,566	$80,059

Letters of credit	$2,326	$2,234

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

RESULTS OF OPERATIONS

Comparison of Operating Results for the Six Months Ended June 30, 2026 and 2025

General

Net income for the six months ended June 30, 2026 was $3.7 million compared to $2.4 million for the same period of 2025. Total interest income increased by $2.0 million, from $20.2 million for the six months ended June 30, 2025 to $22.2 million for the six months ended June 30, 2026. Total interest expense decreased by $72 thousand, from $8.7 million for the six months ended June 30, 2025 to $8.6 million for the six months ended June 30, 2026. The provision for credit losses for the six-month periods ended June 30, 2026 and June 30, 2025 was $0 and $268 thousand, respectively. Noninterest income decreased by $15 thousand, from $969 thousand for the six months ended June 30, 2025 to $954 thousand for the six months ended June 30, 2026. Noninterest expense increased by $306 thousand, from $9.2 million for the six months ended June 30, 2025 to $9.5 million for the six months ended June 30, 2026. Income tax expense increased by $650 thousand, from $596 thousand for the six months ended June 30, 2025 to $1.2 million for the six months ended June 30, 2026.

Net Interest Income

Net interest income was $13.5 million for the six months ended June 30, 2026 compared to $11.5 million for the same period of 2025. The net yield on interest earning assets increased to 3.27% for the six months ended June 30, 2026 from 2.92% for the same period of 2025. Higher interest income on loans was the driving factor in the higher net interest income, offset by the Federal Reserve rate decreases.

Total interest income for the six months ended June 30, 2026 was $22.2 million compared to $20.2 million for the same period of 2025, an increase of $2.0 million, or 9.9%.

Total interest income on loans for the six months ended June 30, 2026 increased by $2.1 million when compared to the same period of 2025 due to a $31.9 million higher average loan balance for the six months ended June 30, 2026 when compared to the same period of 2025 and a higher loan yield of 6.10% for the six months ended June 30, 2026 versus 5.71% for the same period of 2025. Investment income for the six months ended June 30, 2026 decreased by $489 thousand, or 20.1%, when compared to the same period of 2025 due to a decrease in the fully-taxable equivalent yield to 2.56% for the six months ended June 30, 2026 compared to 3.01% for the same period of 2025, and a $14.4 million lower average investment balance. The fully-taxable equivalent yield on total interest-earning assets increased 24 basis points to 5.35% for the six months ended June 30, 2026 from 5.11% for the same period of 2025. The average balance of total interest-earning assets increased by $38.3 million to $831.8 million for the six months ended June 30, 2026 compared to $793.5 million for the same period of 2025.

Total interest expense for the six months ended June 30, 2026 was $8.6 million compared to $8.7 million for the same period of 2025, a decrease of $72 thousand, or 0.8%. The decrease was due to a lower overall cost of funds on interest bearing deposits and borrowings of 2.57% for the six months ended June 30, 2026 compared to 2.67% for the same period of 2025, offset by a $19.1 million increase in the average balance of interest-bearing liabilities to $669.8 million for the six months ended June 30, 2026 compared to $650.7 million for the same period of 2025. Cost of funds for time deposits decreased to 3.50% for the six months ended June 30, 2026 from 3.92% for the same period of 2025. Costs of funds attributable to long-term debt increased from 4.15% for the six months ended June 30, 2025 to 8.57% for the same period of 2026. The cost of advances from the FHLB increased to 3.83% for the six months ended June 30, 2026 from 3.21% for the same period of 2025.

Average noninterest-earning assets increased by $4.5 million to $31.9 million for the six months ended June 30, 2026 compared to $27.4 million in the same period of 2025. Average noninterest-bearing deposits increased by $14.0 million to $119.9 million during the six months ended June 30, 2026 compared to $105.9 million in the same period of 2025. The average balance in stockholders’ equity increased by $9.1 million for the six months ended June 30, 2026 when compared with the same period of 2025.

The following table sets forth information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities for the six-month periods ended June 30, 2026 and 2025. Average balances are also provided for noninterest-earning assets and noninterest-bearing liabilities.

Average Balance Sheet, Interest and Yields

		Six Months Ended			Six Months Ended
(Dollars in thousands)		June 30, 2026			June 30, 2025
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
Assets:
Loans	$636,731	$19,409	6.10%	$604,875	$17,265	5.71%
Securities, taxable	133,572	1,643	2.46%	147,912	2,121	2.87%
Securities, tax exempt (1)	18,804	309	3.29%	18,900	385	4.07%
Securities combined	152,376	1,954	2.56%	166,812	2,508	3.01%
Federal funds sold and other interest earning assets (1)	42,689	875	4.10%	21,830	518	4.75%
Total interest-earning assets	831,796	$22,238	5.35%	793,517	$20,291	5.11%
Noninterest-earning assets	31,857			27,393
Total assets	$863,653			$820,910

Liabilities and Stockholders’ Equity:
NOW, savings, and money market	282,356	$1,486	1.05%	261,100	$1,131	0.87%
Certificates of deposit	310,597	5,436	3.50%	366,640	7,190	3.92%
Securities sold under repurchase agreements	4,274	26	1.22%	4,665	29	1.24%
Term Debt	12,046	516	8.57%	10,694	222	4.15%
FHLB advances	60,545	1,158	3.83%	7,597	122	3.21%
Total interest-bearing liabilities	669,818	$8,622	2.57%	650,696	$8,694	2.67%

Noninterest-bearing deposits	119,870			105,945
Noninterest-bearing liabilities	7,162			6,527
Total liabilities	796,850			763,168
Stockholders' equity	66,803			57,742
Total liabilities and stockholders' equity	$863,653			$820,910

Net interest income		$13,616			$11,597

Interest rate spread			2.77%			2.44%

Net yield on interest-earning assets			3.27%			2.92%

Ratio of average interest-earning assets to Average interest-bearing liabilities			124.18%			121.95%

(1) - Interest on tax-exempt securities and other tax-exempt investments are reported on a fully taxable equivalent basis.  The federal, state and combined tax rates used were 21.00%, 8.25% and 27.5175% respectively.

Provision for Credit Losses

For the six months ended June 30, 2026, provisions for credit losses on loans totaling $97 thousand, offset by a recovery of held to maturity securities of $16 thousand and a recovery for unfunded loan commitments of $81 thousand, resulted in a net provision of $0. For the six months ended June 30, 2025, provisions for credit losses on loans totaling $314 thousand and a provision for held to maturity securities of $21 thousand, offset by a recovery for unfunded loan commitments of $67 thousand, resulted in a net provision of $268 thousand.

Allocation of the Allowance for Credit Losses on Loans
At June 30, 2026 and December 31, 2025
(Dollars in thousands)

	June 30, 2026		December 31, 2025
	Allocation	% of Total*	Allocation	% of Total*
Real estate:
Commercial	$2,434	68.74%	$2,384	67.79%
Construction and land development	520	4.92%	520	5.69%
Residential	654	18.51%	644	18.63%
Commercial	762	7.81%	762	7.81%
Consumer	1	0.02%	1	0.00%
Unallocated	147	0.00%	50	0.00%
	$4,518	100.00%	$4,361	100.00%

* Percentage of loan type to the total loan portfolio.

	For the Six Months Ended
	June 30,
	2026	2025
	(Dollars in thousands)
Balance at beginning of year	$4,361	$4,260
Charge-offs:
Commercial Real Estate	-	(356)
Total Charge-offs	-	(356)

Recoveries:
Real Estate:
Residential	10	15
Commercial	50	-
Total Recoveries	60	15

Net recoveries/(charge offs)	60	(341)
Provision for credit losses - loans	97	314
Balance at end of period	$4,518	$4,233
Net recoveries/(charge offs) to average loans (annualized)	0.019%	-0.113%

	At June 30, 2026	At June 30, 2025
Ratios:
ACL on loans to loans	0.70%	0.68%
Non accrual loans to loans	0.00%	0.09%
ACL on loans to non accrual loans	N/A	733.62%

Noninterest Income

Noninterest income for the six months ended June 30, 2026 was $954 thousand compared to $969 thousand for the same period of 2025, a decrease of $15 thousand, or 1.5%. The decrease was due primarily to a decrease of $94 thousand for the gain on the unwinding of a fair value hedge and a decrease of $11 thousand in service charge income, offset by a $54 thousand increase in mortgage banking income.

Noninterest Expense

Noninterest expense for the six months ended June 30, 2026 totaled $9.5 million compared to $9.2 million for the same period of 2025, an increase of $306 thousand, or 3.3%. The increase was due primarily to an increase of $391 thousand in salaries and employee benefits due to higher staffing levels and benefits in 2026 and an increase of $70 thousand in furniture and equipment expense due to an increase in software maintenance costs, offset by a decrease in other real estate owned expense of $21 thousand and a decrease of $134 thousand in Federal Deposit Insurance Corporation assessments resulting from lower brokered CD levels.

Income Tax Expense

Income tax expense for the six months ended June 30, 2026 was $1.3 million compared to $596 thousand for the same period of 2025. The effective tax rate was 25.1% for the six months ended June 30, 2026 compared to 20.1% for the same period of 2025. The increase in the effective tax rate was due to a lower percentage of tax exempt revenue in 2026 versus 2025.

Comparison of Operating Results for the Three Months Ended June 30, 2026 and 2025

General

Net income for the three months ended June 30, 2026 was $1.9 million compared to $1.2 million for the same period in 2025. Total interest income increased by $726 thousand, from $10.3 million for the three months ended June 30, 2025 to $11.0 million for the three months ended June 30, 2026. Total interest expense decreased by $58 thousand, from $4.3 million for the three months ended June 30, 2025 to $4.2 million for the three months ended June 30, 2026. The provision for credit losses for the three-month periods ended June 30, 2026 and June 30, 2025 was $0 and $238 thousand, respectively. Noninterest income increased by $67 thousand, from $456 thousand for the three months ended June 30, 2025 to $523 thousand for the three months ended June 30, 2026. Noninterest expense increased by $62 thousand, from $4.7 million for the three months ended June 30, 2025 to $4.8 million for the three months ended June 30, 2026. Income tax expense increased by $330 thousand, from $280 thousand for the three months ended June 30, 2025 to $610 thousand for the three months ended June 30, 2026.

Net Interest Income

Net interest income was $6.8 million for the three months ended June 30, 2026 compared to $6.0 million for the same period of 2025. The net yield on interest earning assets increased to 3.27% for the three months ended June 30, 2026 from 3.03% for the same period of 2025. Higher interest income on loans was the driving factor in the higher net interest income, offset by the Federal Reserve rate decreases.

Total interest income on loans for the three months ended June 30, 2026 increased by $748 thousand when compared to the same period of 2025 due to a $19.4 million higher average loan balance for the three months ended June 30, 2026 when compared to the same period of 2025 and a higher loan yield of 6.07% for the three months ended June 30, 2026 versus 5.78% for the same period of 2025. Investment income for the three months ended June 30, 2026 decreased by $330 thousand, or 26.2%, when compared to the same period of 2025 due to a decrease in the fully-taxable equivalent yield to 2.48% for the three months ended June 30, 2026 compared to 3.05% for the same period of 2025, and a $15.3 million lower average investment balance. The fully-taxable equivalent yield on total interest-earning assets increased 13 basis points to 5.32% for the three months ended June 30, 2026 from 5.19% for the same period of 2025. The average balance of total interest-earning assets increased by $32.1 million to $828.6 million for the three months ended June 30, 2026 compared to $796.5 million for the same period of 2025.

Total interest expense for the three months ended June 30, 2026 was $4.2 million compared to $4.3 million for the same period of 2025, a decrease of $58 thousand, or 1.4%. The decrease was due to a lower overall cost of funds on interest bearing deposits and borrowings of 2.56% for the three months ended June 30, 2026 compared to 2.64% for the same period of 2025, offset by a $12.3 million increase in the average balance of interest-bearing liabilities to $663.7 million for the three months ended June 30, 2026 compared to $651.4 million for the same period of 2025. The cost of funds for time deposits decreased to 3.47% for the three months ended June 30, 2026 from 3.70% for the same period of 2025. Costs of funds attributable to long-term debt increased from 4.14% for the three months ended June 30, 2025 to 8.56% for the same period of 2026. The cost of advances from the FHLB decreased to 3.83% for the three months ended June 30, 2026 from 4.29% for the same period of 2025.

Average noninterest-earning assets increased by $3.0 million to $31.6 million for the three months ended June 30, 2026 compared to $28.6 million in the same period of 2025. Average noninterest-bearing deposits increased by $14.2 million to $122.0 million during the three months ended June 30, 2026 compared to $107.8 million in the same period of 2025. The average balance in stockholders’ equity increased by $8.6 million for the three months ended June 30, 2026 when compared with the same period of 2025.

The following table sets forth information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities for the three-month periods ended June 30, 2026 and 2025. Average balances are also provided for noninterest-earning assets and noninterest-bearing liabilities.

Average Balance Sheet, Interest and Yields

		Three Months Ended			Three Months Ended
(Dollars in thousands)		June 30, 2026			June 30, 2025
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
Assets:
Loans	$635,540	$9,647	6.07%	$616,097	$8,899	5.78%
Securities, taxable	131,335	798	2.43%	146,299	1,070	2.93%
Securities, tax exempt (1)	18,801	132	2.81%	19,110	189	3.96%
Securities combined	150,136	930	2.48%	165,409	1,260	3.05%
Federal funds sold and other interest earning assets (1)	42,884	445	4.15%	14,959	183	4.89%
Total interest-earning assets	828,560	$11,022	5.32%	796,465	$10,342	5.19%
Noninterest-earning assets	31,553			28,595
Total assets	$860,113			$825,060

Liabilities and Stockholders’ Equity:
NOW, savings, and money market	281,065	$734	1.04%	255,124	$630	0.99%
Certificates of deposit	309,004	2,683	3.47%	371,675	3,441	3.70%
Securities sold under repurchase agreements	3,231	10	1.24%	3,834	12	1.25%
Term Debt	12,052	258	8.56%	10,536	109	4.14%
FHLB advances	58,390	559	3.83%	10,250	110	4.29%
Total interest-bearing liabilities	663,742	$4,244	2.56%	651,419	$4,302	2.64%

Noninterest-bearing deposits	122,046			107,832
Noninterest-bearing liabilities	6,912			6,982
Total liabilities	792,700			766,233
Stockholders' equity	67,413			58,827
Total liabilities and stockholders' equity	$860,113			$825,060

Net interest income		$6,778			$6,040

Interest rate spread			2.76%			2.55%

Net yield on interest-earning assets			3.27%			3.03%

Ratio of average interest-earning assets to Average interest-bearing liabilities			124.83%			122.27%

(1) - Interest on tax-exempt securities and other tax-exempt investments are reported on a fully taxable equivalent basis.  The federal, state and combined tax rates used were 21.00%, 8.25% and 27.5175% respectively.

Provision for Credit Losses

For the three months ended June 30, 2026, provisions for credit losses on loans totaling $7 thousand and a provision for unfunded loan commitments of $18 thousand, offset by a recovery of held to maturity securities of $25 thousand, resulted in a net provision of $0. For the three months ended June 30, 2025, provisions for credit losses on loans totaling $274 thousand and a provision for held to maturity securities of $18 thousand, offset by a recovery for unfunded loan commitments of $54 thousand, resulted in a net provision of $238 thousand.

Noninterest Income

Noninterest income for the three months ended June 30, 2026 was $523 thousand compared to $456 thousand for the same period of 2025, an increase of $67 thousand, or 14.7%. The increase was due primarily to a $25 thousand increase in mortgage banking income and a $53 thousand increase in other fees and commissions.

Noninterest Expense

Noninterest expense for the three months ended June 30, 2026 totaled $4.8 million compared to $4.7 million for the same period of 2025, an increase of $62 thousand, or 1.3%. The increase was due primarily to an increase of $209 thousand in salaries and employee benefits due to higher staffing levels in 2026, offset by a decrease in other real estate owned expense of $61 thousand, a decrease of $60 thousand in furniture and equipment expense due to a decrease in software maintenance costs, and a decrease of $36 thousand in Federal Deposit Insurance Corporation premiums.

Income Tax Expense

Income tax expense for the three months ended June 30, 2026 was $610 thousand compared to $280 thousand for the same period of 2025. The effective tax rate was 24.3% for the three months ended June 30, 2026 compared to 18.9% for the same period of 2025. The increase in the effective tax rate was due to a lower percentage of tax exempt revenue in 2026 versus 2025.

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

An evaluation of the effectiveness of these disclosure controls as of June 30, 2026 was carried out under the supervision and with the participation of management, including the PEO and the PFO. Based on that evaluation, management, including the PEO and the PFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the quarter ended June 30, 2026, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None of the directors or officers of the Company notified the Company that, during the quarter ended June 30, 2026, they adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of securities of the registrant intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Exchange Act or (ii) any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of the SEC’s Regulation S-K.

Item 6.	Exhibits

The exhibits filed or furnished with this quarterly report are listed in the following Exhibit Index:

Exhibit	Description
4.1

Rights Agreement, dated as of July 30, 2024, by and between Farmers and Merchants Bancshares, Inc. and Equiniti Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 30, 2024)

4.2

First Amendment to Rights Agreement, dated as of June 17, 2025, by and between Farmers and Merchants Bancshares, Inc. and Equiniti Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 18, 2025)

4.3

Second Amendment to Rights Agreement, dated as of June 16, 2026, by and between Farmers and Merchants Bancshares, Inc. and Equiniti Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 16, 2026)

10.1

Amended and Restated Farmers and Merchants Bancshares, Inc. 2023 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 29, 2026)

31.1	Certifications of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)
31.2	Certifications of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)
32	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)
101	Interactive Data Files pursuant to Rule 405 of Regulation S-T (filed herewith)
104

The cover page of Farmers and Merchants Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 formatted in Inline XBRL, included within the Exhibit 101 attachments (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS AND MERCHANTS BANCSHARES, INC.

Date: August 11, 2026	/s/ Gary A. Harris
Gary A. Harris
Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2026	/s/ Paul B. Susie
Paul B. Susie
Treasurer and Chief Financial Officer
(Principal Financial Officer & Principal Accounting Officer)