Form 10-Q
period 2026-09-30
Farmers & Merchants Bancshares, Inc.
filed 2026-11-13
CIK 1698022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2026

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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,263,958 as of November 13, 2026.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Table of Contents

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands)

(Unaudited)

	September 30,	December 31,
	2026	2025 *
	(Unaudited)
Assets

Cash and due from banks	$31,945	$46,113
Federal funds sold and other interest-bearing deposits	803	566
Cash and cash equivalents	32,748	46,679
Certificates of deposit in other banks	100	100
Securities available for sale, at fair value	103,257	118,730
Securities held to maturity, at amortized cost less allowance for credit losses of $95 and $79	20,774	21,055
Equity security, at fair value	538	550
Restricted stock, at cost	3,475	3,693
Mortgage loans held for sale	113	714
Loans, less allowance for credit losses of $4,666 and $4,361	654,965	633,144
Premises and equipment, net	7,465	7,141
Accrued interest receivable	2,723	2,535
Deferred income taxes, net	7,185	6,277
Other real estate owned, net	1,665	1,673
Bank owned life insurance	15,656	15,353
Goodwill and other intangibles, net	7,012	7,018
Other assets	7,725	7,296
Total assets	$865,401	$871,958

Liabilities and Stockholders' Equity

Deposits
Noninterest-bearing	$126,615	$117,098
Interest-bearing	589,383	603,361
Total deposits	715,998	720,459
Securities sold under repurchase agreements	4,664	4,317
Federal Home Loan Bank of Atlanta advances	57,700	62,700
Long-term debt, net of issuance costs	12,072	12,036
Accrued interest payable	843	1,278
Other liabilities	6,545	6,508
Total liabilities	797,822	807,298
Stockholders' equity
Common stock, par value $.01 per share, authorized 5,000,000 shares; issued and outstanding 3,263,958 shares in 2026 and 3,229,795 shares in 2025	33	32
Additional paid-in capital	32,752	32,148
Retained earnings	49,791	45,210
Accumulated other comprehensive loss	(14,997)	(12,730)
Total stockholders' equity	67,579	64,660
Total liabilities and stockholders' equity	$865,401	$871,958
* Derived from audited consolidated financial statements

The accompanying notes are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

(Dollars in thousands except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Interest income
Loans, including fees	$10,078	$9,307	$29,487	$26,572
Investment securities - taxable	829	1,071	2,472	3,191
Investment securities - tax exempt	160	157	458	467
Federal funds sold and other interest earning assets	500	424	1,319	909
Total interest income	11,567	10,959	33,736	31,139

Interest expense
Deposits	3,567	4,344	10,489	12,665
Securities sold under repurchase agreements	10	13	36	42
Federal Home Loan Bank advances	560	129	1,718	251
Long-term debt	258	120	774	342
Total interest expense	4,395	4,606	13,017	13,300
Net interest income	7,172	6,353	20,719	17,839

Provision for credit losses	-	327	-	595

Net interest income after provision for credit losses	7,172	6,026	20,719	17,244

Noninterest income
Service charges on deposit accounts	174	185	505	527
Mortgage banking income	50	75	180	151
Bank owned life insurance income	188	105	390	316
Fair value adjustment of equity security	(20)	7	(25)	16
Gain on settlement of fair value hedge	-	-	-	94
Gain on sale of SBA loans	13	-	13	-
Gain on insurance proceeds, net	-	73	-	73
Other fees and commissions	115	106	411	343
Total noninterest income	520	551	1,474	1,520

Noninterest expense
Salaries	2,471	2,178	6,896	6,576
Employee benefits	619	573	1,896	1,486
Occupancy	303	281	967	890
Furniture and equipment	453	370	1,338	1,185
Professional services	167	174	511	565
Automated teller machine and debit card expenses	177	71	493	407
Federal Deposit Insurance Corporation premiums	96	150	278	466
Postage, delivery, and armored carrier	68	62	199	204
Advertising	46	63	152	193
Other real estate owned expense, net	7	(13)	57	58
Other	613	500	1,767	1,607
Total noninterest expense	5,020	4,409	14,554	13,637

Income before income taxes	2,672	2,168	7,639	5,127
Income taxes	647	462	1,893	1,058
Net income	$2,025	$1,706	$5,746	$4,069

Earnings per common share - basic	$0.62	$0.53	$1.76	$1.28
Earnings per common share - diluted	$0.62	$0.53	$1.76	$1.28

The accompanying notes are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Net income	$2,025	$1,706	$5,746	$4,069

Other comprehensive (loss) income, net of income taxes:

Total unrealized (loss) gain on investment securities available for sale	(2,721)	2,582	(3,011)	4,577

Income tax benefit (expense)	664	(710)	744	(1,257)

Total other comprehensive (loss) income	(2,057)	1,872	(2,267)	3,320

Total comprehensive (loss) income	$(32)	$3,578	$3,479	$7,389

The accompanying notes are an integral part of these consolidated financial statements.

Farmers and Merchants Bancshares, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Three and nine months ended September 30, 2026 and 2025

(Unaudited)

(Dollars in thousands except per share data)

			Additional		Accumulated other	Total
	Common stock		paid-in	Retained	comprehensive	stockholders'
	Shares	Par value	capital	earnings	income (loss)	equity

Three months ended September 30, 2025
Balance, June 30, 2025	3,175,347	$32	$31,298	$43,976	$(15,061)	$60,245
Net income	-	-	-	1,706	-	1,706
Other comprehensive income	-	-	-	-	1,872	1,872
Stock based compensation	-	-	5	-	-	5
Vested restricted stock units	1,000	-	-	-	-	-
Cash Dividends, $0.34 per share	-	-	-	(1,080)	-	(1,080)
Dividends reinvested	26,588	-	415	-	-	415
Balance, September 30, 2025	3,202,935	$32	$31,718	$44,602	$(13,189)	$63,163

Nine months ended September 30, 2025
Balance, December 31, 2024	3,166,653	$32	$31,136	$41,613	$(16,509)	$56,272
Net income	-	-	-	4,069	-	4,069
Other comprehensive income	-	-	-	-	3,320	3,320
Stock-based compensation	8,694	-	168	-	-	168
Vested restricted stock units	1,000	-	-	-	-	-
Cash Dividends, $0.34 per share	-	-	-	(1,080)	-	(1,080)
Dividends reinvested	26,588	-	414	-	-	414
Balance, September 30, 2025	3,202,935	$32	$31,718	$44,602	$(13,189)	$63,163

Three months ended September 30, 2026
Balance, June 30, 2026	3,262,958	$33	$32,735	$47,766	$(12,940)	$67,594
Net income	-	-	-	2,025	-	2,025
Other comprehensive (loss)	-	-	-	-	(2,057)	(2,057)
Stock-based compensation	-	-	17	-	-	17
Vested restricted stock units	1,000	-	-	-	-	-
Balance, September 30, 2026	3,263,958	$33	$32,752	$49,791	$(14,997)	$67,579

Nine months ended September 30, 2026
Balance, December 31, 2025	3,229,795	$32	$32,148	$45,210	$(12,730)	$64,660
Net income	-	-	-	5,746	-	5,746
Other comprehensive loss	-	-	-	-	(2,267)	(2,267)
Stock-based compensation	5,912	-	148	-	-	148
Vested restricted stock units	1,000	-	-	-	-	-
Cash dividends, $.36 per share	-	-	-	(1,165)	-	(1,165)
Dividends reinvested	27,251	1	456	-	-	457
Balance, September 30, 2026	3,263,958	$33	$32,752	$49,791	$(14,997)	$67,579

The accompanying notes are an integral part of these consolidated financial statements

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

Nine Months Ended September 30,	2026	2025

Reconciliation of net income to net cash provided by operating activities
Net income	$5,746	$4,069
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	555	565
Provision for credit losses	-	595
Net change of operating lease right-of-use assets and liabilities	(18)	(5)
Unrealized loss (gain) on equity security	25	(16)
Gain on insurance proceeds	-	(73)
Write down of other real estate owned	-	83
Loss on fair value hedge	-	50
Gain on settlement of fair value hedge	-	(94)
Stock based compensation	148	168
Amortization of debt issuance costs	36	4
Amortization of premiums and (accretion of discounts), net	(296)	(345)
Bank owned life insurance cash surrender value	(303)	(316)
Increase (decrease) in
Deferred loan fees and costs, net	15	54
Accrued interest payable	(435)	(68)
Other liabilities	493	81
Decrease (increase) in
Mortgage loans held for sale	601	157
Accrued interest receivable	(188)	(111)
Other assets	(280)	(65)
Net cash provided by operating activities	6,099	4,733

The accompanying notes are an integral part of these consolidated financial statements

Farmers and Merchants Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

Nine Months Ended September 30,	2026	2025

Cashflows from investing activities
Proceeds from maturity, principal repayments and calls of securities
Available for sale	13,708	10,158
Held to maturity	598	353
Purchase of securities
Available for sale	(1,850)	(887)
Held to maturity	(214)	-
Loans made to customers, net of principal collected	(21,897)	(41,816)
Redemption (purchase) of stock in FHLB of Atlanta	218	(2,179)
Proceeds from sale of other real estate owned	8	-
Equity security dividends reinvested	(13)	(12)
Proceeds from insurance	-	73
Purchases of premises, equipment and software	(766)	(305)
Net cash used in investing activities	(10,208)	(34,615)

Cash flows from financing activities
Net increase (decrease) in
Noninterest-bearing deposits	9,517	8,989
Interest-bearing deposits	(13,978)	(33,699)
Securities sold under repurchase agreements	347	(3,106)
Federal Home Loan Bank of Atlanta (repayments) advances	(5,000)	45,200
Subordinated debt offering	-	12,024
Long-term debt principal payments	-	(11,333)
Dividends paid, net of reinvestments	(708)	(665)
Net cash (used in) provided by financing activities	(9,822)	17,410

Net decrease in cash and cash equivalents	(13,931)	(12,472)

Cash and cash equivalents at beginning of period	46,679	64,659
Cash and cash equivalents at end of period	$32,748	$52,187

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$13,451	$13,834
Cash paid during the period for income taxes	1,459	508
Supplemental disclosure of non-cash transactions:
Net unrealized (loss) gain on securities available for sale	(3,012)	4,577
Increase (decrease) in fair value of interest rate swap agreements	661	(1,473)
Foreclosure in settlement of loan receivable	-	1,682
Issuance of common stock, dividend reinvestment plan	457	-

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

2.          Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods have been made. Such adjustments were normal and recurring in nature. The results of operations for the three-and-nine month periods ended September 30, 2026 do not necessarily reflect the results that may be expected for the fiscal year ending December 31, 2026 or any future interim period. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2025, which are included in Farmers and Merchants Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025 that was filed with the Securities and Exchange Commission (the “SEC”).

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

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

3.          Investment Securities

Investments in debt securities are summarized as follows:

September 30, 2026
	Amortized	Unrealized	Unrealized	Fair	Allowance for	Net Carrying
(Dollars in thousands)	cost	gains	losses	value	Credit Losses	Amount

Available for sale

State and municipal	$160	$-	$5	$155	$-	$155
SBA pools	396	4	1	399	-	399
Corporate bonds	7,386	-	341	7,045	-	7,045
Mortgage-backed securities	116,448	-	20,790	95,658	-	95,658
	$124,390	$4	$21,137	$103,257	$-	$103,257

Held to maturity

State and municipal	$20,869	$-	$2,012	$18,857	$95	$20,774

December 31, 2025
	Amortized	Unrealized	Unrealized	Fair	Allowance for	Net Carrying
(Dollars in thousands)	cost	gains	losses	value	Credit Losses	Amount

Available for sale

State and municipal	$205	$-	$3	$202	$-	$202
SBA pools	512	2	2	512	-	512
Corporate bonds	7,044	-	580	6,464	-	6,464
Mortgage-backed securities	128,308	148	16,904	111,552	-	111,552
	$136,069	$150	$17,489	$118,730	$-	$118,730

Held to maturity

State and municipal	$21,134	$49	$929	$20,254	$79	$21,055

The tables above do not include portfolio level basis adjustments, which were $454 thousand and $211 thousand at September 30, 2026 and December 31, 2025, respectively.

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

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes Moody's and/or Standard & Poor's bond ratings (the Company’s primary credit quality indicators) for our portfolio of held-to-maturity securities issued by states and political subdivisions as of September 30, 2026 and December 31, 2025 at amortized cost:

(Dollars in thousands)	September 30, 2026	December 31, 2025
AAA	$2,836	$2,820
AA	11,907	12,285
A	1,139	1,202
Not rated	4,987	4,827
Total	$20,869	$21,134

Generally, the historical loss rates associated with securities having similar grades as those in our portfolio have not been significant. Furthermore, as of September 30, 2026 and September 30, 2025 there were no past due principal or interest payments associated with these securities and none were on nonaccrual status.

The following table details activity in the allowance for credit losses on held-to-maturity securities for the three- and nine-month periods ended September 30, 2026 and 2025:

	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
(dollars in thousands)	September 30, 2026	September 30, 2026	September 30, 2025	September 30, 2025

Beginning balance	$63	$79	$81	$60
(Recovery of) provision for credit losses	32	16	(2)	19
Ending balance	$95	$95	$79	$79

Accrued interest receivable on available for sale securities totaled $255 thousand and $267 thousand as of September 30, 2026 and December 31, 2025, respectively, and accrued interest receivable on held to maturity securities totaled $116 thousand and $121 thousand as of September 30, 2026 and December 31, 2025, respectively.  Both are grouped in accrued interest receivable on the consolidated balance sheets. Accrued interest receivable is not included as part of the calculation of the allowance for credit losses estimate.

Contractual maturities, shown below, will differ from actual maturities because borrowers and issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
(Dollars in thousands)	Amortized	Fair	Amortized	Fair
September 30, 2026	cost	value	cost	value

Within one year	$-	$-	$-	$-
Over one to five years	3,196	3,091	1,561	1,518
Over five to ten years	4,350	4,109	12,156	11,228
Over ten years	-	-	7,152	6,111
	7,546	7,200	20,869	18,857
Mortgage-backed securities and
SBA pools, due in monthly installments	116,844	96,057	-	-
	$124,390	$103,257	$20,869	$18,857

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Securities with a carrying value of $56.4 million and $21.0 million as of September 30, 2026 and December 31, 2025, respectively, were pledged as collateral for borrowings, securities sold under repurchase agreements and other collateralized deposits.

During the three- and nine-month periods ended September 30, 2026 and 2025, there were no sales of available for sale securities.

The following table sets forth the Company’s gross unrealized losses on a continuous basis for available for sale debt securities, by category and length of time.

(Dollars in thousands)
September 30, 2026	Less than 12 months		12 months or more		Total

Description of investments	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

State and municipal	$-	$-	$155	$5	$155	$5
SBA pools	-	-	28	1	28	1
Corporate bonds	1,335	15	5,210	326	6,545	341
Mortgage-backed securities	18,731	1,062	76,927	19,728	95,658	20,790
Total	$20,066	$1,077	$82,320	$20,060	$102,386	$21,137

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

As of September 30, 2026, management did not have the intent to sell any of the securities before a recovery of cost, and it is more likely than not that the Company will not be required to sell before the recovery of the amortized cost basis. The unrealized losses as of September 30, 2026 were due to increases in market interest rates over the yields available at the time the underlying securities were purchased as well as other market conditions for each particular security based upon the structure and remaining principal balance. The fair values of the investment securities are expected to recover as the securities approach their maturity dates or repricing dates or if market yields for such investments decline. Based on these factors, as of September 30, 2026, management believes that the unrealized losses detailed in the table above are temporary and, accordingly, none of these unrealized losses have been recognized in the Company’s consolidated statement of income.

4.         Loans and Allowance for Credit Losses

Major categories of loans are as follows:

	September 30,	December 31,
(Dollars in Thousands)	2026	2025

Real estate:
Commercial	$443,958	$432,726
Construction/Land development	32,087	36,352
Residential	120,122	118,924
Commercial and industrial	64,164	49,869
Consumer	133	469
Total Loans	660,464	638,340
Less: Allowance for credit losses	4,666	4,361
Deferred origination fees, net of costs	833	835
	$654,965	$633,144

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

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

An age analysis of past due loans, segregated by type of loan, is as follows:

			90 Days				Past Due 90
(Dollars in thousands)	30 - 59 Days	60 - 89 Days	or More	Total		Total	Days or More
September 30, 2026	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing

Real estate:
Commercial	$129	$-	$-	129	$443,829	$443,958	$-
Construction and land development	-	-	324	324	31,763	32,087	-
Residential	837	-	1,235	2,072	118,050	120,122	1,235
Commercial and industrial	-	-	-	-	64,164	64,164	-
Consumer	-	-	-	-	133	133	-
Total	$966	$-	$1,559	$2,525	$657,939	$660,464	$1,235

December 31, 2025
Real estate:
Commercial	$-	$-	$-	$-	$432,726	$432,726	$-
Construction and land development	-	-	-	-	36,352	36,352	-
Residential	151	-	-	151	118,773	118,924	-
Commercial and industrial	-	50	-	50	49,819	49,869	-
Consumer	-	-	-	-	469	469	-
Total	$151	$50	$-	$201	$638,139	$638,340	$-

There was one collateral-dependent and nonaccrual loan as of September 30, 2026 and none as of December 31, 2025. The loan is currently in the process of foreclosure and management believes that it is adequately collateralized. Therefore, no reserve has been placed against this loan.

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

There were no loan modifications to borrowers experiencing financial difficulty for the quarter and nine months ended September 30, 2026. The Bank modified one commercial real estate loan to a borrower experiencing financial distress during the nine-month period ended September 30, 2025. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of loans is also presented below. The term of the loan was extended by three months. The loan was not delinquent at September 30, 2026 and was not in default.

The following table presents the amortized cost basis of the loan modifications at September 30, 2026 and September 30, 2025 and the percentage of the amortized cost basis of the loan to the total cost basis of the class of loans and total loans.

	September 30, 2026		September 30, 2025
		Total Class		Total Class
	Term	of Financing	Term	of Financing
(Dollars in thousands)	Extension	Receivable	Extension	Receivable

Commercial real estate	$-	0.00%	$4,380	1.02%

Total	$-	0.00%	$4,380	0.70%

Accrued interest receivable on loans totaled $2.2 million at September 30, 2026 and $2.0 million at December 31, 2025 and is included in accrued interest receivable on the consolidated balance sheets. Accrued interest receivable is not included as part of the amortized costs of loans for the allowance for credit losses estimate.

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

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Loans by credit grade, segregated by loan type, at quarter end, and gross charge-offs during the year to date period are as follows:

	Term Loans Amortized Cost Basis by Origination
	As of and for the nine months ended September 30, 2026
(dollars in thousands)							Revolving
	2026	2025	2024	2023	2022	Prior	Loans	Total
Commercial Real Estate

Pass	$78,903	$56,611	$45,598	$19,888	$63,364	$153,106	$4,074	$421,544
Special Mention	2,228	4,919	9,896	-	-	-	490	17,533
Substandard	4,559	322	-	-	-	-	-	4,881
Doubtful	-	-	-	-	-	-	-	-
Total	$85,690	$61,852	$55,494	$19,888	$63,364	$153,106	$4,564	$443,958
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Construction and Land Development

Pass	$4,543	$6,920	$3,384	$75	$2,621	$2,917	$692	$21,152
Special Mention	-	-	8,000	1,273	-	1,338	-	10,611
Substandard	-	-	324	-	-	-	-	324
Doubtful	-	-	-	-	-	-	-	-
Total	$4,543	$6,920	$11,708	$1,348	$2,621	$4,255	$692	$32,087
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Residential Real Estate

Pass	$19,579	$20,529	$9,799	$7,990	$16,057	$32,109	$12,689	$118,752
Special Mention	120	-	-	-	-	-	-	120
Substandard	1,235	-	-	-	-	-	15	1,250
Doubtful	-	-	-	-	-	-	-	-
Total	$20,934	$20,529	$9,799	$7,990	$16,057	$32,109	$12,704	$120,122
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial and industrial

Pass	$13,490	$2,998	$7,270	$2,478	$2,992	$2,069	$20,147	$51,444
Special Mention	3,534	135	291	190	135	-	8,104	12,389
Substandard	-	6	-	-	-	-	325	331
Doubtful	-	-	-	-	-	-	-	-
Total	$17,024	$3,139	$7,561	$2,668	$3,127	$2,069	$28,576	$64,164
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Consumer

Pass	$64	$16	$37	$15	$-	$1	$-	$133
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$64	$16	$37	$15	$-	$1	$-	$133
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Aggregate total

Pass	$116,579	$87,074	$66,088	$30,446	$85,034	$190,202	$37,602	$613,025
Special Mention	5,882	5,054	18,187	1,463	135	1,338	8,594	40,653
Substandard	5,794	328	324	-	-	-	340	6,786
Doubtful	-	-	-	-	-	-	-	-
Total	$128,255	92,456	84,599	31,909	85,169	191,540	46,536	660,464
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

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

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following tables detail activity in the allowance for credit losses and loan balances by portfolio as of and for the nine month periods ended September 30, 2026 and 2025, and as of and for the year ended December 31, 2025. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

						Allowance for credit losses ending		Outstanding loan balances
		Provision for				by evaluation method		evaluated:
(Dollars in thousands)	Beginning	(recovery of)	Charge		Ending
September 30, 2026	balance	credit losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$2,384	$66	$-	$225	$2,675	$-	$2,675	$-	$443,958
Construction and land development	520	-	-	-	520	-	520	324	31,763
Residential	644	-	-	14	658	-	658	-	120,122
Commercial and industrial	762	-	-	-	762	-	762	-	64,164
Consumer	1	-	-	-	1	-	1	-	133
Unallocated	50	-	-	-	50	-	50	-	-
	$4,361	$66	$-	$239	$4,666	$-	$4,666	$324	$660,140

						Allowance for credit losses ending		Outstanding loan balances
		Provision for				by evaluation method		evaluated:
(Dollars in thousands)	Beginning	(recovery of)	Charge		Ending
September 30, 2025	balance	credit losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$2,481	$448	$(646)	$-	$2,283	$-	$2,283	$-	$430,518
Construction and land development	478	42	-	-	520	-	520	-	34,217
Residential	751	(130)	-	21	642	-	642	-	111,032
Commercial and industrial	513	249	-	-	762	-	762	-	51,864
Consumer	4	(3)	-	-	1	-	1	-	133
Unallocated	33	16	-	-	49	-	49	-	-
	$4,260	$622	$(646)	$21	$4,257	$-	$4,257	$-	$627,764

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

						Allowance for credit losses ending		Outstanding loan balances
(Dollars in thousands)		Provision for				by evaluation method		evaluated:
As of and for the year ended	Beginning	(recovery of)	Charge		Ending
December 31, 2025	balance	credit losses	offs	Recoveries	balance	Individually	Collectively	Individually	Collectively

Real estate:
Commercial	$2,481	$550	$(647)	$-	$2,384	$-	$2,384	$-	$432,726
Construction and
land development	478	42	-	-	520	-	520	-	36,352
Residential	751	(130)	-	23	644	-	644	-	118,924
Commercial	513	249	-	-	762	-	762	-	49,869
Consumer	4	(3)	-	-	1	-	1	-	469
Unallocated	33	17	-	-	50	-	50	-	-
	$4,260	$725	$(647)	$23	$4,361	$-	$4,361	$-	$638,340

The following table details activity in the allowance for credit losses on unfunded loan commitments for the three- and nine- month periods ended September 30, 2026 and 2025:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
(dollars in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

Beginning balance	$112	$173	$194	$240
Provision for (recovery of) credit losses	-	21	(82)	(46)

Ending balance	$112	$194	$112	$194

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table provides a summary of all of the components of the allowance for credit losses:

	Three Months Ended September 30, 2026
(Dollars in thousands)	Held to maturity securities	Loans	Unfunded loan commitments	Total

Beginning balance	$63	$4,518	$112	$4,693
Provision for (recovery of) credit losses	32	(32)	-	-
Charge-offs	-	-	-	-
Recoveries	-	180	-	180
Ending balance	$95	$4,666	$112	$4,873

	Three Months Ended September 30, 2025
(Dollars in thousands)	Held to maturity securities	Loans	Unfunded loan commitments	Total

Beginning balance	$81	$4,233	$173	$4,487
Provision for (recovery of) credit losses	(2)	308	21	327
Charge-offs	-	(290)	-	(290)
Recoveries	-	6	-	6
Ending balance	$79	$4,257	$194	$4,530

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2026
(Dollars in thousands)	Held to maturity securities	Loans	Unfunded loan commitments	Total

Beginning balance	$79	$4,361	$194	$4,634
Provision for (recovery of) credit losses	16	66	(82)	-
Charge-offs	-	-	-	-
Recoveries	-	239	-	239
Ending balance	$95	$4,666	$112	$4,873

	Nine Months Ended September 30, 2025
(Dollars in thousands)	Held to maturity securities	Loans	Unfunded loan commitments	Total

Beginning balance	$60	$4,260	$240	$4,560
Provision for (recovery of) credit losses	19	622	(46)	595
Charge-offs	-	(646)	-	(646)
Recoveries	-	21	-	21
Ending balance	$79	$4,257	$194	$4,530

5.         Goodwill and Other Intangibles

Effective October 1, 2020, pursuant to a series of merger transactions, Farmers and Merchants Bancshares, Inc. acquired Carroll Bancorp, Inc. (“Carroll”) and the Bank acquired Carroll's wholly-owned bank subsidiary, Carroll Community Bank (collectively, the “Merger”). The Merger resulted in the recording of goodwill and a core deposit intangible (“CDI”). The following table presents the changes in both assets for the nine-month periods ended September 30, 2026 and 2025:

(dollars in thousands)	Goodwill	CDI	Total

Balance at December 31, 2025	$6,978	$40	$7,018
Amortization	-	(6)	(6)
Balance at September 30, 2026	$6,978	$34	$7,012

Balance at December 31, 2024	$6,978	$48	$7,026
Amortization	-	(6)	(6)
Balance at September 30, 2025	$6,978	$42	$7,020

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

As of September 30, 2026, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain ratios as set forth in the table. There have been no conditions or events since that notification that management believes have changed the Bank’s category. The Company’s capital ratios as of September 30, 2026 were substantially the same as the Bank’s capital ratios as of such date.

The following table presents actual and required capital ratios as of September 30, 2026 and December 31, 2025 for the Bank under the Basel III Capital Rules. The minimum capital amounts present the minimum required capital levels plus the capital conservation buffer as of September 30, 2026 and December 31, 2025, based on the provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

			Minimum		To Be Well
(Dollars in thousands)	Actual		Capital Adequacy (1)		Capitalized
September 30, 2026	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$92,102	12.63%	$76,551	10.50%	$72,906	10.00%
Tier 1 capital (to risk-weighted assets)	87,229	11.96%	61,970	8.50%	58,325	8.00%
Common equity tier 1 (to risk-
weighted assets)	87,229	11.96%	51,034	7.00%	47,389	6.50%
Tier 1 leverage (to average assets)	87,229	10.05%	34,729	4.00%	43,411	5.00%

December 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$86,141	12.32%	$73,433	10.50%	$69,936	10.00%
Tier 1 capital (to risk-weighted assets)	81,508	11.65%	59,446	8.50%	55,949	8.00%
Common equity tier 1 (to risk- weighted assets)	81,508	11.65%	48,955	7.00%	45,459	6.50%
Tier 1 leverage (to average assets)	81,508	9.38%	34,774	4.00%	43,468	5.00%

(1)	Includes capital conservation buffer.

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

Fair Value Hedges: Interest rate swaps with notional amounts totaling $15.0 million and $17.2 million as of September 30, 2026 and December 31, 2025, respectively, were designated as fair value hedges under the portfolio layer method of certain government agency mortgage backed securities. The hedges were determined to be effective during all periods presented. The Company expects the hedges to remain effective during the remaining terms of the swaps.

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents the amounts recorded on the consolidated balance sheets related to cumulative basis adjustments for fair value hedges at September 30, 2026 and December 31, 2025:

(dollars in thousands)

		Cumulative		Cumulative
Line Item in the	Amortized	basis adjustment of fair	Amortized	basis adjustment of fair
Balance Sheet in	cost of the	value hedging	cost of the	value hedging
Which the Hedged	hedged assets	adjustment	hedged assets	adjustment
Item is Included	September 30, 2026	September 30, 2026	December 31, 2025	December 31, 2025

Securities available for sale	$16,477	$454	$21,130	$211

The Company presents derivative positions gross on the balance sheet. The following table reflects the derivatives recorded on the balance sheet at September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
	Fair	Fair
	Value	Value
Included in other assets:
Derivatives designated as hedges:
Interest rate swaps related to securities available for sale	$470	$-

Total included in other assets	$470	$-

Included in other liabilities:
Derivatives designated as hedges:
Interest rate swaps related to securities available for sale	$-	$192

Total included in other liabilities	$-	$192

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The effect of fair value hedge accounting on the statement of income for the three- and nine- month periods ended September 30, 2026 and 2025 are as follows:

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
	Interest	Interest	Interest	Interest
	Income	Income	Income	Income

The effects of fair value hedging:
(Loss) gain on fair value hedging relationships:
Hedged items	$(21)	$(28)	$14	$(3)
Interest rate contracts designated as hedging instruments	-	(4)	118	343
Net (loss) gain on fair value hedging relationships included in interest income from investment securities - taxable	$(21)	$(32)	$132	$340

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

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following tables summarize financial assets measured at fair value on a recurring and nonrecurring basis at September 30, 2026 and December 31, 2025, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Carrying Value:
(Dollars in thousands)
September 30, 2026	Level 1	Level 2	Level 3	Total

Recurring:
Available for sale securities
State and municipal	$-	$155	$-	$155
SBA pools	-	399	-	399
Corporate bonds	-	7,045	-	7,045
Mortgage-backed securities	-	95,658	-	95,658
	$-	$103,257	$-	$103,257
Fair value hedge:
Hedging asset	$-	$470	$-	$470
Hedging liability	-	-	-	-
Net fair value hedge	$-	$470	$-	$470

Equity security at fair value:
Mutual fund	$538	$-	$-	$538

Nonrecurring:
Other real estate owned, net	$-	$-	$1,665	$1,665
Collateral-dependent loans, net	$-	$-	$-	$-

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

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The following table provides information describing the unobservable inputs used in level 3 fair value measurements at September 30, 2026 and December 31, 2025:

September 30, 2026:
(dollars in thousands)
Assets	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)

Other real estate owned	$1,665	Third party appraisals	Marketability/selling	0% to 10%	(5%)
		and in-house real estate	costs and current market
		valuations of fair value	conditions

December 31, 2025:
(dollars in thousands)
Assets	Fair Value	Valuation Techniques	Unobservable Input	Range (Average)

Other real estate owned	$1,673	Third party appraisals	Marketability/selling	0% to 10%	(5%)
		and in-house real estate	costs and current market
		valuations of fair value	conditions

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The estimated fair value of financial instruments that are reported at amortized cost less allowance for credit losses in the Company’s consolidated balance sheets, segregated by the level of the valuation inputs were as follows:

	September 30, 2026		December 31, 2025
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets
Level 1 inputs
Cash and cash equivalents	$32,748	$32,748	$46,679	$46,679
Equity security	538	538	550	550
Level 2 inputs
Certificates of deposit in other banks	100	100	100	100
Accrued interest receivable	2,723	2,723	2,535	2,535
Securities available for sale	103,257	103,257	118,730	118,730
Securities held to maturity	16,347	14,228	16,799	15,998
Mortgage loans held for sale	113	113	714	714
Restricted stock, at cost	3,475	3,475	3,693	3,693
Bank owned life insurance	15,656	15,656	15,353	15,353
Fair value hedge	470	470	-	-
Level 3 inputs
Securities held to maturity	4,427	4,427	4,256	4,256
Loans, net	654,965	650,053	633,144	629,889

Financial liabilities
Level 1 inputs
Noninterest-bearing deposits	$126,615	$126,385	$117,098	$117,098
Securities sold under repurchase agreements	4,664	4,664	4,317	4,317
Level 2 inputs
Interest-bearing deposits	589,383	587,497	603,361	602,889
Federal Home Loan Bank advances	57,700	57,776	62,700	62,843
Long-term debt	12,072	13,112	12,036	12,840
Accrued interest payable	843	843	1,278	1,278
Fair value hedge	-	-	192	192

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

9.          Earnings per Share

Earnings per share is determined by dividing net income by the weighted average number of shares of common stock outstanding, giving retroactive effect to any stock dividends. The following table shows the weighted average number of shares used in computing earnings per share and the effect of the weighted average number of shares of dilutive potential common stock. The weighted average number of dilutive shares included 2,955 and 1,997 shares subject to restricted stock units (“RSUs”) for the three and nine-month periods ended September 30, 2026 and 0 and 241 shares subject to RSUs for the same periods of 2025.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share amounts)	2026	2025	2026	2025

Net income	$2,025	$1,706	$5,746	$4,069
Weighted average shares outstanding (basic)	3,262,958	3,195,097	3,246,037	3,181,334
Effect of dilutive restricted stock units	2,955	-	1,997	241
Weighted average shares outstanding (dilutive)	3,265,913	3,195,097	3,248,034	3,181,575

Earnings per share - basic	$0.62	$0.53	$1.76	$1.28
Earnings per share - diluted	$0.62	$0.53	$1.76	$1.28

10.         Retirement Plans

The Company has a profit sharing plan qualifying under Section 401(k) of the Internal Revenue Code. All employees age 21 or older with nine months of service are eligible for participation in the plan. The Company matches employee contributions up to 4% of total compensation and may make additional discretionary contributions. Employee and employer contributions are 100% vested when made. The Company’s contributions to this plan were $70 thousand and $64 thousand for the three- month periods ended September 30, 2026 and 2025, respectively, and $229 thousand and $230 thousand for the nine-month periods ended September 30, 2026 and 2025, respectively.

The Company has entered into agreements with certain employees to provide life insurance benefits payable in connection with policies of life insurance on those employees that are owned by the Company. Some of the policies provide benefits subsequent to the employee’s employment with the Company. For this plan, the Company expensed $2 thousand for the three month periods ended September 30, 2026 and 2025, and $5 thousand for the nine month periods ended September 30, 2026 and 2025.

The Company adopted supplemental executive retirement plans for four of its executives. The plans provide cash compensation to the executive officers under certain circumstances, including a separation of service. The benefits vest over the period from adoption to a specified age for each executive. The Company recorded expenses, including interest, of $59 thousand for the three-month periods ended September 30, 2026 and 2025, respectively, and $177 thousand and $188 thousand for the nine-month periods ended September 30, 2026 and 2025, respectively.

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

Additional information is as follows:

		September 30,	December 31,
(Dollars in thousands)		2026	2025
Amount outstanding at period end:
Securities sold under repurchase agreements		$4,664	$4,317
Federal Home Loan Bank advances		57,700	62,700
Federal Home Loan Bank advances mature in	2026	$-	$50,200
	2027	$57,700	$12,500

Subordinated Debt (net of issuance costs) matures in	2035	$12,072	$12,036

Average rate paid during the period ended:
Securities sold under repurchase agreements		1.24%	1.25%
Federal Home Loan Bank advances		3.84%	3.82%
Subordinated Debt		7.88%	7.88%

The Bank is approved to borrow 75% of eligible pledged single-family residential loans and 50% of eligible pledged commercial loans as well as investment securities, or approximately $96.5 million under a secured line of credit with the FHLB. The Bank also has a facility with the Reserve Bank, which has been in place for over 10 years and is collateralized by loans. Under this facility, the Bank can borrow approximately $30.8 million. Additionally, the Bank has $23.5 million ($14.5 million unsecured and $9.0 million secured) of overnight federal funds lines of credit available from commercial banks.

FHLB advances of $57.7 million and $62.7 million were outstanding as of September 30, 2026 and December 31, 2025, respectively.

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

During the year ended December 31, 2023, 2,000 fully vested shares of common stock and RSUs relating to 3,000 shares of common stock were granted to one executive officer. The RSUs contemplate the issuance of shares of common stock of Farmers and Merchants Bancshares, Inc. if and when the RSUs vest. One-third of the RSUs vested on September 22, 2024, one-third vested on September 22, 2025 and one-third vested on September 22, 2026.

During the nine months ended September 30, 2026, the Company paid bonuses in the aggregate amount of $152 thousand to certain employees in the form of restricted stock units (“RSUs”) which vest over a three year period. To effect this, the Company granted RSUs relating to 8,700 shares of common stock having a grant date fair value of $17.50 per share. Additionally, certain directors elected to have some or all of their 2025 fees paid in shares of common stock. The Company paid $101 thousand of board fees in the form of common stock by issuing 5,912 shares having a grant date fair value of $17.02 per share.

Farmers and Merchants Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

A summary of the Company’s RSU activity during the nine months ended September 30, 2026 is shown below:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value per Share

Balance at December 31, 2025	1,000	$18.54
Granted	8,700	17.50
Vested	1,000	18.54
Forfeited	-	-
Balance at September 30, 2026	8,700	$17.50

The compensation cost charged to equity in respect of awards granted under the Equity Plan was $17 thousand and $5 thousand for the three months ended September 30, 2026 and 2025, respectively, and $148 thousand and $168 thousand for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, there was $114 thousand of unrecognized compensation cost related to the unvested RSUs, which is expected to be recognized over a period of 26 months.

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

Farmers and Merchants Bancshares, Inc.

Farmers and Merchants Bancshares, Inc. is a Maryland corporation and a financial holding company registered with the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended. The Company was incorporated on November 8, 2016 for the purpose of becoming the holding company of Farmers and Merchants Bank (the “Bank”) in a share exchange transaction that was intended to constitute a tax-free exchange under Section 351 of the Internal Revenue Code of 1986, as amended (the “Reorganization”). The Reorganization was consummated on November 1, 2016, at which time the Bank became a wholly-owned subsidiary of the Company and all of the Bank’s stockholders became stockholders of the Company by virtue of the conversion of their shares of common stock of the Bank into an equal number of shares of common stock of the Company.

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

Financial Condition

Total assets decreased by $6.6 million, or 0.8%, to $865.4 million at September 30, 2026 from $872.0 million at December 31, 2025. The decrease in total assets was due primarily to a decrease of $13.9 million in cash and cash equivalents and a decrease of $15.5 million in available for sale securities offset by an increase of $21.8 million in loans.

Total liabilities decreased by $9.5 million, or 1.2%, to $797.8 million at September 30, 2026 from $807.3 million at December 31, 2025. The decrease was due primarily to a $5.0 million decrease in Federal Home Loan Bank advances and a $4.5 million decrease in deposits.

Stockholders’ equity increased by $2.9 million, or 4.5%, to $67.6 million at September 30, 2026 from $64.7 million at December 31, 2025. The increase was primarily due to net income of $5.7 million, $148 thousand in stock based compensation, and $456 thousand of reinvested dividends. These increases were offset by cash dividends paid of $1.2 million and other comprehensive loss of $2.3 million.

Loans

Major categories of loans at September 30, 2026 and December 31, 2025 were as follows:

	September 30,		December 31,
(Dollars in Thousands)	2026		2025

Real estate:
Commercial	$443,958	66%	$432,726	68%
Construction/Land development	32,087	5%	36,352	6%
Residential	120,122	18%	118,924	19%
Commercial and industrial	64,164	10%	49,869	8%
Consumer	133	0%	469	0%
Total Loans	660,464	100%	638,340	100%
Less: Allowance for credit losses	4,666		4,361
Deferred origination fees, net of costs	833		835
	$654,965		$633,144

Net loans increased by $21.8 million, or 3.5%, to $655.0 million at September 30, 2026 from $633.1 million at December 31, 2025. The increase was due primarily to increases of $11.2 million in commercial real estate loans, $1.2 million in residential real estate loans and $14.3 million in commercial and industrial loans, offset by decreases of $4.3 million in construction loans, and $336 thousand in consumer loans. The allowance for credit losses on loans increased slightly to $4.7 million at September 30, 2026, up from $4.4 million as of December 31, 2025. This was largely due to recoveries received in 2026 of $239 thousand.

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

The following table provides the activity for the allowance for credit losses for the three- and nine-month periods ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026				Nine Months Ended September 30, 2026
(Dollars in thousands)	Held to maturity securities	Loans	Unfunded loan commitments	Total	Held to maturity securities	Loans	Unfunded loan commitments	Total

Beginning balance	$63	$4,518	$112	$4,693	$79	$4,361	$194	$4,634
Provision for (recovery of) credit losses	32	(32)	-	-	16	66	(82)	-
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	180	-	180	-	239	-	239
Ending balance	$95	$4,666	$112	$4,873	$95	$4,666	$112	$4,873

	Three Months Ended September 30, 2025				Nine Months Ended September 30, 2025
(Dollars in thousands)	Held to maturity securities	Loans	Unfunded loan commitments	Total	Held to maturity securities	Loans	Unfunded loan commitments	Total

Beginning balance	$81	$4,233	$173	$4,487	$60	$4,260	$240	$4,560
Provision for (recovery of) credit losses	(2)	308	21	327	19	622	(46)	595
Charge-offs	-	(290)	-	(290)	-	(646)	-	(646)
Recoveries	-	6	-	6	-	21	-	21
Ending balance	$79	$4,257	$194	$4,530	$79	$4,257	$194	$4,530

Watch list loans include loans classified as Special Mention, Substandard, and Doubtful. As of September 30, 2026, the Company had $47 million of loans on a watch list, other than collateral-dependent loans, for which the borrowers have the potential for experiencing financial difficulties. As of December 31, 2025, the Company had $39.8 million of such loans. Watch List loans are subject to ongoing management attention and their classifications are reviewed regularly.

Management believes that the $4.7 million allowance for credit losses at September 30, 2026 is adequate to cover the potential losses in the loan portfolio. The Company’s loan portfolio, net, grew by $21.8 million during the first nine months of 2026. The allowance for credit losses on loans was 0.71% of the loan portfolio at September 30, 2026 compared to 0.68% at December 31, 2025.

Investment Securities

Investments in debt securities decreased by $15.8 million, or 11.3%, to $124.0 million at September 30, 2026 from $139.8 million at December 31, 2025. The Company had classified 83% and 85% of the investment portfolio as available for sale as of September 30, 2026 and December 31, 2025, respectively. The remaining balance of the portfolio was classified as held to maturity.

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

The allowance for held to maturity securities was $95 thousand at September 30, 2026 and $79 thousand at December 31, 2025. The reserve can vary from quarter to quarter due to the unrated portion of the bond portfolio where the projected life is the most significant factor in determining the reserve. The unrated bonds have a call provision at the option of the issuer. Market rates at quarter end determines if the bonds are projected to be called which shortens the projected life of the bonds significantly. If market rates are at a level that a call is not projected, the bonds are assumed to reach maturity which significantly lengthens the projected life. A longer projected life increases the allowance for credit losses.

Other Real Estate Owned

Other real estate owned (“OREO”) included one property at September 30, 2026 and two properties at December 31, 2025. The property is being marketed for sale.

	September 30,	December 31,
(dollars in thousands)	2026	2025

Other Real Estate Owned	$1,665	$1,673

Other assets

Other assets increased by $429 thousand to $7.7 million at September 30, 2026 from $7.3 million at December 31, 2025.

Deposits

Total deposits decreased by $4.5 million, or 0.6%, to $716.0 million at September 30, 2026 from $720.5 million at December 31, 2025. The decrease in deposits was due primarily to an $18.7 million decrease in brokered deposits, a $5.5 million decrease in interest bearing checking accounts and a $318 thousand decrease in money market accounts, offset by a $9.5 million increase in non-interest bearing demand deposits, a $8.6 million increase in certificates of deposit, a $1.2 million increase in CDARs, and a $711 thousand increase in savings accounts.

The following table shows the average balances and average costs of deposits for the nine-month periods ended September 30, 2026 and 2025:

	September 30, 2026		September 30, 2025
	Average		Average
(dollars in thousands)	Balance	Cost	Balance	Cost

Noninterest bearing demand deposits	$121,115	0.00%	$109,687	0.00%
Interest bearing demand deposits	132,321	1.17%	116,694	0.91%
Savings and money market deposits	153,452	1.00%	145,791	0.77%
Time deposits	311,445	3.50%	370,849	3.97%
	$718,333	1.95%	$743,021	2.28%

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

The Bank is approved to borrow 75% of eligible pledged single-family residential loans and 50% of eligible pledged commercial loans as well as investment securities, or approximately $96.5 million under a secured line of credit with the Federal Home Loan Bank of Atlanta (the “FHLB”). The Bank also has a facility with the Federal Reserve Bank of Richmond (the “Reserve Bank”), which has been in place for over 10 years and is collateralized by loans. Under this facility, the Bank can borrow approximately $30.8 million. Additionally, the Bank has $23.5 million ($14.5 million unsecured and $9.0 million secured) of overnight federal funds lines of credit available from commercial banks.

FHLB advances of $57.7 million and $62.7 million were outstanding as of September 30, 2026 and December 31, 2025, respectively. Management believes that we have adequate liquidity sources to meet all anticipated liquidity needs over the next 12 months. Management knows of no trend or event which is likely to have a material impact on our ability to maintain liquidity at satisfactory levels. Uninsured deposits were approximately $121.6 million, or 17% of total deposits, at September 30, 2026.

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

Specific information about the Company’s borrowings and contractual obligations is set forth in the following table:

		September 30,	December 31,
(Dollars in thousands)		2026	2025
Amount outstanding at period end:
Securities sold under repurchase agreements		$4,664	$4,317
Federal Home Loan Bank advances		57,700	62,700
Federal Home Loan Bank advances mature in	2026	$-	$50,200
	2027	$57,700	$12,500

Subordinated Debt (net of issuance costs) matures in	2035	$12,072	$12,036

Average rate paid during the period ended:
Securities sold under repurchase agreements		1.24%	1.25%
Federal Home Loan Bank advances		3.84%	3.82%
Subordinated Debt		7.88%	7.88%

Off-Balance Sheet Arrangements

In the normal course of business, the Bank makes commitments to extend credit and issues standby letters of credit. Outstanding loan commitments, unused lines of credit, and letters of credit as of September 30, 2026 and December 31, 2025 are as follows:

	September 30,	December 31,
(Dollars in thousands)	2026	2025

Loan commitments
Construction and land development	$2,974	$2,400
Commercial	4,690	2,875
Commercial real estate	31,268	23,429
Residential	7,991	75
	$46,923	$28,779

Unused lines of credit
Home-equity lines	$14,310	$15,491
Commercial lines	77,223	64,568
	$91,533	$80,059

Letters of credit	$2,304	$2,234

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

RESULTS OF OPERATIONS

Comparison of Operating Results for the Nine Months Ended September 30, 2026 and 2025

General

Net income for the nine months ended September 30, 2026 was $5.7 million compared to $4.1 million for the same period of 2025. Total interest income increased by $2.6 million, from $31.1 million for the nine months ended September 30, 2025 to $33.7 million for the nine months ended September 30, 2026. Total interest expense decreased by $283 thousand, from $13.3 million for the nine months ended September 30, 2025 to $13.0 million for the nine months ended September 30, 2026. The provision for credit losses for the nine-month periods ended September 30, 2026 and September 30, 2025 was $0 and $595 thousand, respectively. Noninterest income remained consistent at $1.5 million for the nine months ended September 30, 2025 and 2026. Noninterest expense increased by $917 thousand, from $13.6 million for the nine months ended September 30, 2025 to $14.6 million for the nine months ended September 30, 2026. Income tax expense increased by $835 thousand, from $1.1 million for the nine months ended September 30, 2025 to $1.9 million for the nine months ended September 30, 2026.

Net Interest Income

Net interest income was $20.7 million for the nine months ended September 30, 2026 compared to $17.8 million for the same period of 2025. The net yield on interest earning assets increased to 3.32% for the nine months ended September 30, 2026 from 2.98% for the same period of 2025. Higher interest income on loans was the driving factor in the higher net interest income.

Total interest income for the nine months ended September 30, 2026 was $33.7 million compared to $31.1 million for the same period of 2025, an increase of $2.6 million, or 8.3%.

Total interest income on loans for the nine months ended September 30, 2026 increased by $2.9 million when compared to the same period of 2025 due to a $29.0 million higher average loan balance for the nine months ended September 30, 2026 when compared to the same period of 2025 and a higher loan yield of 6.14% for the nine months ended September 30, 2026 versus 5.79% for the same period of 2025. Investment income for the nine months ended September 30, 2026 decreased by $728 thousand, or 24.5%, when compared to the same period of 2025 due to a decrease in the fully-taxable equivalent yield to 2.63% for the nine months ended September 30, 2026 compared to 3.02% for the same period of 2025, and a $14.7 million lower average investment balance. The fully-taxable equivalent yield on total interest-earning assets increased 21 basis points to 5.40% for the nine months ended September 30, 2026 from 5.19% for the same period of 2025. The average balance of total interest-earning assets increased by $32.7 million to $837.0 million for the nine months ended September 30, 2026 compared to $804.3 million for the same period of 2025.

Total interest expense for the nine months ended September 30, 2026 was $13.0 million compared to $13.3 million for the same period of 2025, a decrease of $283 thousand, or 2.13%. The decrease was due to a lower overall cost of funds on interest bearing deposits and borrowings of 2.58% for the nine months ended September 30, 2026 compared to 2.70% for the same period of 2025, offset by a $14.9 million increase in the average balance of interest-bearing liabilities to $672.7 million for the nine months ended September 30, 2026 compared to $657.8 million for the same period of 2025. The cost of funds for time deposits decreased to 3.50% for the nine months ended September 30, 2026 from 3.97% for the same period of 2025. Costs of funds attributable to long-term debt increased from 4.26% for the nine months ended September 30, 2025 to 8.56% for the same period of 2026. The cost of advances from the FHLB increased to 3.84% for the nine months ended September 30, 2026 from 3.61% for the same period of 2025.

Average noninterest-earning assets increased by $2.8 million to $31.6 million for the nine months ended September 30, 2026 compared to $28.7 million in the same period of 2025. Average noninterest-bearing deposits increased by $11.4 million to $121.1 million during the nine months ended September 30, 2026 compared to $109.7 million in the same period of 2025. The average balance in stockholders’ equity increased by $7.4 million for the nine months ended September 30, 2026 when compared with the same period of 2025.

The following table sets forth information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities for the nine-month periods ended September 30, 2026 and 2025. Average balances are also provided for noninterest-earning assets and noninterest-bearing liabilities.

Average Balance Sheet, Interest and Yields

	Nine Months Ended			Nine Months Ended
	September 30, 2026			September 30, 2025
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
Assets:
Loans	$640,737	$29,487	6.14%	$611,727	$26,572	5.79%
Securities, taxable	131,881	2,475	2.50%	146,273	3,194	2.91%
Securities, tax exempt	18,714	499	3.56%	18,975	548	3.85%
Securities combined	150,595	2,974	2.63%	165,248	3,742	3.02%
Federal funds sold and other interest bearing deposits	45,664	1,410	4.12%	27,350	971	4.73%
Total interest-earning assets	836,996	$33,871	5.40%	804,325	$31,285	5.19%
Noninterest-earning assets	31,576			28,744
Total assets	$868,572			$833,069

Liabilities and Stockholders’ Equity:
NOW, savings, and money market	$285,773	$2,311	1.08%	$262,485	$1,632	0.83%
Certificates of deposit	311,445	8,177	3.50%	370,849	11,033	3.97%
Securities sold under repurchase agreements	3,865	36	1.24%	4,448	42	1.27%
Term Debt	12,052	774	8.56%	10,708	342	4.26%
FHLB advances	59,586	1,718	3.84%	9,288	251	3.61%
Total interest-bearing liabilities	672,721	$13,016	2.58%	657,778	$13,300	2.70%

Noninterest-bearing deposits	121,115			109,687
Noninterest-bearing liabilities	8,573			6,859
Total liabilities	802,409			774,324
Stockholders' equity	66,163			58,745
Total liabilities and stockholders' equity	$868,572			$833,069

Net interest income		$20,855			$17,985

Interest rate spread			2.82%			2.49%

Net yield on interest-earning assets			3.32%			2.98%

Ratio of average interest-earning assets to
Average interest-bearing liabilities			124.42%			122.28%

(1) - Interest on tax-exempt securities and other tax-exempt investments are reported on a fully taxable equivalent basis.  The federal, state and combined tax rates used were 21.00%, 8.25% and 27.5175% respectively.

Provision for Credit Losses

For the nine months ended September 30, 2026, provisions for credit losses on loans totaling $66 thousand, and $16 thousand on held to maturity securities, offset by a recovery for unfunded loan commitments of $82 thousand, resulted in a net provision of $0. For the nine months ended September 30, 2025, provisions for credit losses on loans totaled $622 thousand and a provision for held to maturity securities of $19 thousand, offset by a recovery for unfunded loan commitments of $46 thousand, resulted in a net provision of $595.

Allocation of the Allowance for Credit Losses on Loans

At September 30, 2026 and December 31, 2025

(Dollars in thousands)

	2026		2025
	Allocation	% of Total*	Allocation	% of Total*
Real estate:
Commercial	$2,674	67.22%	$2,384	54.67%
Construction and land development	520	4.86%	520	11.92%
Residential	659	18.19%	644	14.77%
Commercial and Industrial	762	9.71%	762	17.47%
Consumer	1	0.02%	1	0.02%
Unallocated	50	0.00%	50	0.00%
	$4,666	100.00%	$4,361	100.00%

 * Percentage of loan type to the total loan portfolio.

	For the Nine Months Ended
	September 30,
	2026	2025
	(Dollars in thousands)
Balance at beginning of year	$4,361	$4,260
Charge-offs:
Commercial Real Estate	-	(646)
Total Charge-offs	-	(646)

Recoveries:
Real Estate:
Residential	16	21
Commercial	225	-
Total Recoveries	241	21

Net recoveries/(charge offs)	239	(625)
Provision for credit losses - loans	66	622
Balance at end of period	$4,666	$4,257
Net recoveries/(charge offs) to average loans (annualized)	0.075%	-0.207%

	At September 30, 2026	At September 30, 2025
Ratios:
ACL on loans to loans	0.71%	0.68%
Non accrual loans to loans	0.05%	0.09%
ACL on loans to non accrual loans	1440.12%	N/A

Noninterest Income

Noninterest income for the nine months ended September 30, 2026 and 2025 was $1.5 million. There were no significant changes in the categories comprising noninterest income.

Noninterest Expense

Noninterest expense for the nine months ended September 30, 2026 totaled $14.6 million compared to $13.6 million for the same period of 2025, an increase of $917 thousand, or 6.7%. The increase was due primarily to an increase of $730 thousand in salaries and employee benefits due to higher staffing levels and benefits in 2026, and increase in ATM expenses of $86 thousand and an increase of $153 thousand in furniture and equipment expense due to an increase in software maintenance costs, offset by a decrease in professional fees of $54 thousand and a decrease of $188 thousand in Federal Deposit Insurance Corporation assessments resulting from lower brokered CD levels.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2026 was $1.9 million compared to $1.1 million for the same period of 2025. The effective tax rate was 24.8% for the nine months ended September 30, 2026 compared to 20.6% for the same period of 2025. The increase in the effective tax rate was due to a lower percentage of tax exempt revenue in 2026 versus 2025.

Comparison of Operating Results for the Three Months Ended September 30, 2026 and 2025

General

Net income for the three months ended September 30, 2026 was $2.0 million compared to $1.7 million for the same period in 2025. Total interest income increased by $608 thousand, from $11.0 million for the three months ended September 30, 2025 to $11.6 million for the three months ended September 30, 2026. Total interest expense decreased by $211 thousand, from $4.6 million for the three months ended September 30, 2025 to $4.4 million for the three months ended September 30, 2026. The provision for credit losses for the three-month periods ended September 30, 2026 and September 30, 2025 was $0 and $327 thousand, respectively. Noninterest income decreased by $31 thousand, from $551 thousand for the three months ended September 30, 2025 to $520 thousand for the three months ended September 30, 2026. Noninterest expense increased by $611 thousand, from $4.4 million for the three months ended September 30, 2025 to $5.0 million for the three months ended September 30, 2026. Income tax expense increased by $185 thousand, from $462 thousand for the three months ended September 30, 2025 to $647 thousand for the three months ended September 30, 2026.

Net Interest Income

Net interest income was $7.2 million for the three months ended September 30, 2026 compared to $6.4 million for the same period of 2025. The net yield on interest earning assets increased to 3.42% for the three months ended September 30, 2026 from 3.15% for the same period of 2025. Higher interest income on loans was the driving factor in the higher net interest income.

Total interest income on loans for the three months ended September 30, 2026 increased by $771 thousand when compared to the same period of 2025 due to a $23.3 million higher average loan balance for the three months ended September 30, 2026 when compared to the same period of 2025 and a higher loan yield of 6.21% for the three months ended September 30, 2026 versus 5.95% for the same period of 2025. Investment income for the three months ended September 30, 2026 decreased by $239 thousand, or 20.7%, when compared to the same period of 2025 due to a decrease in the fully-taxable equivalent yield to 2.77% for the three months ended September 30, 2026 compared to 3.24% for the same period of 2025, and a $15.1 million lower average investment balance. The fully-taxable equivalent yield on total interest-earning assets increased 11 basis points to 5.49% for the three months ended September 30, 2026 from 5.38% for the same period of 2025. The average balance of total interest-earning assets increased by $21.5 million to $847.4 million for the three months ended September 30, 2026 compared to $825.9 million for the same period of 2025.

Total interest expense for the three months ended September 30, 2026 was $4.4 million compared to $4.6 million for the same period of 2025, a decrease of $211 thousand, or 4.6%. The decrease was due to a lower overall cost of funds on interest bearing deposits and borrowings of 2.59% for the three months ended September 30, 2026 compared to 2.74% for the same period of 2025, offset by a $6.6 million increase in the average balance of interest-bearing liabilities to $678.5 million for the three months ended September 30, 2026 compared to $671.9 million for the same period of 2025. The cost of funds for time deposits decreased to 3.50% for the three months ended September 30, 2026 from 3.90% for the same period of 2025. The cost of funds attributable to long-term debt decreased from 8.68% for the three months ended September 30, 2025 to 8.55% for the same period of 2026. The cost of advances from the FHLB decreased to 3.88% for the three months ended September 30, 2026 from 4.43% for the same period of 2025.

Average noninterest-earning assets increased by $432 thousand to $31.0 million for the three months ended September 30, 2026 compared to $31.4 million in the same period of 2025. Average noninterest-bearing deposits increased by $6.4 million to $123.6 million during the three months ended September 30, 2026 compared to $117.2 million in the same period of 2025. The average balance in stockholders’ equity increased by $4.1 million for the three months ended September 30, 2026 when compared with the same period of 2025.

The following table sets forth information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities for the three-month periods ended September 30, 2026 and 2025. Average balances are also provided for noninterest-earning assets and noninterest-bearing liabilities.

Average Balance Sheet, Interest and Yields

	Three Months Ended			Three Months Ended
	September 30, 2026			September 30, 2025
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
Assets:
Loans	$648,749	$10,078	6.21%	$625,431	$9,307	5.95%
Securities, taxable	$128,499	830	2.58%	142,995	1,073	3.00%
Securities, tax exempt	$18,534	190	4.10%	19,125	239	5.00%
Securities combined	147,033	1,020	2.77%	162,120	1,312	3.24%
Federal funds sold and other interest bearing deposits	51,614	535	4.15%	38,390	486	5.06%
Total interest-earning assets	847,396	$11,633	5.49%	825,941	$11,105	5.38%
Noninterest-earning assets	31,014			31,446
Total assets	$878,410			$857,387

Liabilities and Stockholders’ Equity:
NOW, savings, and money market	$292,607	$825	1.13%	$265,255	$501	0.76%
Certificates of deposit	313,141	2,741	3.50%	379,267	3,701	3.90%
Securities sold under repurchase agreements	3,047	10	1.31%	4,014	30	2.99%
Term Debt	12,064	258	8.55%	10,736	233	8.68%
FHLB advances	57,668	560	3.88%	12,670	141	4.43%
Total interest-bearing liabilities	678,527	$4,394	2.59%	671,942	$4,606	2.74%

Noninterest-bearing deposits	123,605			117,171
Noninterest-bearing liabilities	11,395			7,523
Total liabilities	813,527			796,636
Stockholders' equity	64,883			60,751
Total liabilities and stockholders' equity	$878,410			$857,387

Net interest income		$7,239			$6,499

Interest rate spread			2.90%			2.64%

Net yield on interest-earning assets			3.42%			3.15%

Ratio of average interest-earning assets to
Average interest-bearing liabilities			124.89%			122.92%

(1) - Interest on tax-exempt securities and other tax-exempt investments are reported on a fully taxable equivalent basis.  The federal, state and combined tax rates used were 21.00%, 8.25% and 27.5175% respectively.

Provision for Credit Losses

For the three months ended September 30, 2026, provisions for held to maturity securities of $32 thousand offset by a recovery of credit losses on loans totaling $32 thousand, resulted in a net provision of $0. For the three months ended September 30, 2025, provisions for credit losses on loans totaling $308 thousand and a provision for unfunded loan commitments of $21 thousand, offset by a recovery for held to maturity securities of $2 thousand, resulted in a net provision of $327 thousand.

Noninterest Income

Noninterest income for the three months ended September 30, 2026 was $520 thousand compared to $551 thousand for the same period of 2025, a decrease of $31 thousand, or 5.6%. The decrease was due primarily to the non-recurrence of a gain on insurance proceeds of $73 thousand, a $27 thousand decrease of the fair value adjustment of an equity security, a $25 thousand decrease in mortgage banking income, and a decrease of $11 thousand in service charges. These decreases were offset by an increase of $83 thousand in bank owned life insurance an increase in the gain of sale of SBA loans of $13 thousand and an increase in other fees and commissions of $9 thousand.

Noninterest Expense

Noninterest expense for the three months ended September 30, 2026 totaled $5.0 million compared to $4.4 million for the same period of 2025, an increase of $611 thousand, or 13.9%. The increase was due primarily to an increase of $339 thousand in salaries and employee benefits due to higher staffing levels in 2026, an increase in furniture and equipment expenses of $83 thousand, an increase in ATM fees of $106 thousand, an increase in other real estate owned expenses of $20 thousand, and an increase in other expenses of $113 thousand. These increases were offset by a decrease of $54 thousand in Federal Deposit Insurance Corporation premiums and a decrease in advertising costs of $17 thousand.

Income Tax Expense

Income tax expense for the three months ended September 30, 2026 was $647 thousand compared to $462 thousand for the same period of 2025. The effective tax rate was 24.2% for the three months ended September 30, 2026 compared to 21.39% for the same period of 2025. The increase in rate was due to a higher level of federally taxable interest on investments in 2026.

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

An evaluation of the effectiveness of these disclosure controls as of September 30, 2026 was carried out under the supervision and with the participation of management, including the PEO and the PFO. Based on that evaluation, management, including the PEO and the PFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the quarter ended September 30, 2026, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None of the directors or officers of the Company notified the Company that, during the quarter ended September 30, 2026, they adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of securities of the registrant intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Exchange Act or (ii) any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of the SEC’s Regulation S-K.

Item 6.	Exhibits

The exhibits filed or furnished with this quarterly report are listed in the following Exhibit Index:

Exhibit	Description
31.1	Certifications of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)
31.2	Certifications of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)
32	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)
101	Interactive Data Files pursuant to Rule 405 of Regulation S-T (filed herewith)
104	The cover page of Farmers and Merchants Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 formatted in Inline XBRL, included within the Exhibit 101 attachments (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS AND MERCHANTS BANCSHARES, INC.

Date: November 13, 2026	/s/ Gary A. Harris
Gary A. Harris
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2026	/s/ Paul B. Susie
Paul B. Susie
Treasurer and Chief Financial Officer
(Principal Financial Officer & Principal Accounting Officer)